Form 10-Q
period 2021-07-04
Membership Collective Group Inc.
filed 2021-08-26
CIK 1846510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number: 001-40605

Membership Collective Group Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3664553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Strand London, WC2R 1EA United Kingdom	WC2R 1EA
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44 (0207) 8512300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	MCG	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of August 26, 2021, the registrant had
62,479,226
shares of Class A common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include information concerning our possible or assumed future results of operations and expenses, business strategies and plans, trends, market sizing, competitive position, industry environment, potential growth opportunities and product capabilities, among other things. Forward-looking statements include all statements that are not historical facts and, in some cases, can be identified by terms such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “strive,” “will,” “would,” or similar expressions and the negatives of those terms.
As used in this report, any reference to ‘Membership Collective Group,’ ‘MCG,’ ‘our company,’ ‘the company,’ ‘us,’ ‘we’ and ‘our’ refers to: (i) if prior to the exchange of equity interests by equity holders in Soho House Holdings Limited for shares of Class A common stock or Class B common stock (as applicable) in Membership Collective Group Inc. as described in this report, to Soho House Holdings Limited and its consolidated subsidiaries, and (ii) if following such exchange, to Membership Collective Group Inc., together with its consolidated subsidiaries.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.
Membership Collective Group Inc.
Condensed Consolidated Balance Sheets
As of July 4, 2021 (Unaudited) and January 3, 2021

(in thousands, except for par value and share data)	July 4, 2021	January 3, 2021
Assets
Current assets
Cash and cash equivalents	$48,980	$52,887
Restricted cash	7,967	7,083
Accounts receivable, net	17,560	9,659
Inventories	26,401	22,551
Prepaid expenses and other current assets	56,282	43,563

Total current assets	157,190	135,743
Property and equipment, net	677,935	669,650
Operating lease assets	881,122	961,787
Goodwill	219,325	201,482
Other intangible assets, net	134,221	107,844
Equity method investments, net	19,911	24,102
Deferred tax assets	381	377
Other non-current assets	2,740	3,460

Total non-current assets	1,935,635	1,968,702

Total assets	$2,092,825	$2,104,445

Current liabilities
Accounts payable	$82,197	$61,540
Accrued liabilities	81,557	61,117
Current portion of deferred revenue	64,665	66,420
Indirect and employee taxes payable	19,163	15,743
Current portion of debt, net of debt issuance costs	96,678	88,802
Current portion of related party loans	592	611
Current portion of operating lease liabilities—sites trading less than one year	2,648	605
Current portion of operating lease liabilities—sites trading more than one year	29,353	26,036
Other current liabilities	50,325	38,584

Total current liabilities	427,178	359,458
Debt, net of current portion and debt issuance costs	457,169	574,580
Property mortgage loans, net of debt issuance costs	114,773	114,798
Related party loans, net of current portion and imputed interest	19,011	17,595
Operating lease liabilities, net of current portion - sites trading less than one year	47,631	68,708
Operating lease liabilities, net of current portion - sites trading more than one year	945,228	994,849
Finance lease liabilities	74,125	73,558
Financing obligation	75,487	74,161
Deferred revenue, net of current portion	23,399	23,959
Deferred tax liabilities	1,522	1,299
Other non-current liabilities	1,032	368

Total non-current liabilities	1,759,377	1,943,875

Total liabilities	2,186,555	2,303,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.
Condensed Consolidated Balance Sheets
As of July 4, 2021 (Unaudited) and January 3, 2021

(in thousands, except for par value and share data)	July 4, 2021	January 3, 2021
Senior convertible preference shares, £1 par value, 20,000,000 shares authorized, 12,970,766 shares issued and outstanding as of July 4, 2021; redeemable preferred shares, £1 par value, 10,000,000 shares issued and outstanding as of July 4, 2021 and January 3, 2021 (Note 15)	185,406	14,700
Redeemable C ordinary shares, £1 par value; 45,000,000 shares authorized, 21,187,494 shares issued and outstanding as of July 4, 2021, and 25,000,000 shares authorized, 16,435,997 shares issued and outstanding as of January 3, 2021 (Note 16)	207,405	160,405
Shareholders’ deficit
A ordinary shares, £1 par value, 168,286,537 shares authorized, 166,575,991 A ordinary shares issued and outstanding as of July 4, 2021 and January 3, 2021; B ordinary shares, £0.0001 par value, 4,469,417 B ordinary shares authorized, issued and outstanding as of July 4, 2021 and January 3, 2021; C ordinary shares, £1 par value, 1,710,546 C ordinary shares authorized, issued and outstanding as of July 4, 2021 and January 3, 2021; C2 ordinary shares, £1 par value, 10,521,415 C2 ordinary shares authorized, issued and outstanding as of July 4, 2021 and January 3, 2021; D ordinary shares, £0.0001 par value, 3,991,256 D ordinary shares authorized, 2,850,897 D shares issued and outstanding as of July 4, 2021 and January 3, 2021 (Note 14, Note 16 and Note 17)
	275,265	265,181
Additional paid-in capital	133,129	72,755
Accumulated deficit	(902,661)	(757,103)
Accumulated other comprehensive income (loss)	1,227	(13,257)
Total shareholders’ deficit attributable to Membership Collective Group Inc.	(493,040)	(432,424)
Noncontrolling interest	6,499	58,431

Total shareholders’ deficit	(486,541)	(373,993)

Total liabilities, redeemable shares and shareholders’ deficit	$2,092,825	$2,104,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the 13 Weeks and 26 Weeks Ended July 4, 2021 and June 28, 2020

(in thousands except for per share data)	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenues
Membership revenues	$44,863	$44,456	$85,356	$92,208
In-House revenues	45,793	3,111	62,052	70,982
Other revenues	33,423	9,437	49,072	35,366

Total revenues	124,079	57,004	196,480	198,556

Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $15,828 and $11,286 for the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $26,690 and $21,323 for the 26 weeks ended July 4, 2021 and June 28, 2020, respectively)	(70,430)	(29,194)	(116,239)	(124,663)
Other operating expenses (exclusive of depreciation and amortization of $6,077 and $4,890 for the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $13,060 and $9,802 for the 26 weeks ended July 4, 2021 and June 28, 2020, respectively)	(40,685)	(19,561)	(68,878)	(45,690)
General and administrative expenses	(19,500)	(15,702)	(36,005)	(39,849)
Pre-opening expenses	(6,493)	(5,701)	(11,318)	(11,388)
Depreciation and amortization	(21,905)	(16,176)	(39,750)	(31,125)
Other	(11,926)	(28,759)	(34,710)	(31,082)

Total operating expenses	(170,939)	(115,093)	(306,900)	(283,797)

Operating loss	(46,860)	(58,089)	(110,420)	(85,241)
Other (expense) income
Interest expense, net	(17,018)	(17,897)	(46,622)	(35,653)
Gain (loss) on sale of property and other, net	6,903	(12)	6,903	(11)
Share of loss of equity method investments	(130)	(2,136)	(826)	(2,312)

Total other expense, net	(10,245)	(20,045)	(40,545)	(37,976)

Loss before income taxes	(57,105)	(78,134)	(150,965)	(123,217)
Income tax (expense) benefit	(3)	277	820	380

Net loss	(57,108)	(77,857)	(150,145)	(122,837)

Net loss attributable to noncontrolling interests	1,121	1,707	3,679	3,056

Net loss attributable to Membership Collective Group Inc.	$(55,987)	$(76,150)	$(146,466)	$(119,781)

Net loss attributable to A ordinary, B ordinary, C ordinary, and C2 ordinary shareholders
Basic and diluted	$(0.32)	$(0.43)	$(0.79)	$(0.67)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
For the 13 Weeks and 26 Weeks Ended July 4, 2021 and June 28, 2020

(in thousands)	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net loss	$(57,108)	$(77,857)	$(150,145)	$(122,837)
Other comprehensive income
Foreign currency translation adjustment	(1,481)	4,579	14,599	18,056

Comprehensive loss	(58,589)	(73,278)	(135,546)	(104,781)
Loss attributable to noncontrolling interest	1,121	1,707	3,679	3,056
Foreign currency translation adjustment attributable to noncontrolling interest	(71)	14	(115)	264

Total comprehensive loss attributable to Membership Collective Group Inc.	$(57,539)	$(71,557)	$(131,982)	$(101,461)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.
Condensed Consolidated Statements of Changes in Redeemable Shares and Shareholders’ Deficit (Unaudited)
For the 13 Weeks and 26 Weeks Ended July 4, 2021 and June 28, 2020

	Redeemable Preferred Shares		Redeemable C Ordinary Shares		Ordinary Shares
(in thousands except for share data)	Shares	Amount	Shares	Amount	A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares	D Ordinary Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit Attributable to Membership Collective Group Inc.	Noncontrolling Interest	Total Shareholders’ Deficit
As of December 29, 2019	10,000,000	$14.700	6,933,004	$67,416	166,110,113	4,469,417	—	3,326,048	—	$262,532	$48,461	$(528,642)	$26	$(217,623)	$35,654	$(181,969)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(43,631)	—	(43,631)	(1,349)	(44,980)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(271)	(271)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,213	15,213
Net change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	13,741	13,741	(250)	13,491

As of March 29, 2020	10,000,000	$14,700	6,933,004	$67,416	166,110,113	4,469,417	—	3,326,048	—	$262,532	$48,461	$(572,273)	$13,767	$(247,513)	$48,997	$(198,516)

Net loss	—	—	—	—	—	—	—	—	—	—	—	(76,150)	—	(76,150)	(1,707)	(77,857)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,290	9,290
Conversion of related party loan to A ordinary shares	—	—	—	—	2,176,424	—	—	—	—	2,649	19,763	—	—	22,412	—	22,412
Issuance of redeemable C ordinary shares	—	—	9,502,993	94,000	—	—	—	—	—	—	—	—	—	—	—	—
Redeemable C ordinary shares issuance costs	—	—	—	(1,011)	—	—	—	—	—	—	—	—	—	—	—	—
Net change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	4,579	4,579	(14)	4,565

As of June 28, 2020	10,000,000	$14,700	16,435,997	$160,405	168,286,537	4,469,417	—	3,326,048	—	$265,181	$68,224	$(648,423)	$18,346	$(296,672)	$56,556	$(240,116)

As of January 3, 2021	10,000,000	$14,700	16,435,997	$160,405	166,575,991	4,469,417	1,710,546	3,326,048	2,850,897	$265,181	$72,755	$(757,103)	$(13,257)	$(432,424)	$58,431	$(373,993)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(90,479)		(90,479)	(2,558)	(93,037)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	644	644
Issuance of senior convertible preference shares (Note 15)	12,970,766	175,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Senior convertible preference shares issuance costs	—	(13,426)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of redeemable C ordinary shares (Note 16)	—	—	4,751,497	47,000	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation, net of tax	—	—	—	—	—	—	—	—	—	—	2,129	—	—	2,129	—	2,129
Net change in cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	15,965	15,965	44	16,009

As of April 4, 2021	22,970,766	$176,274	21,187,494	$207,405	166,575,991	4,469,417	1,710,546	3,326,048	2,850,897	$265,181	$74,884	$(847,582)	$2,708	$(504,809)	$56,542	$(448,267)

Net loss	—	—	—	—	—	—	—	—	—	—	—	(55,987)	—	(55,987)	(1,121)	(57,108)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(114)	(114)
Non-cash dividends on senior convertible preference shares	—	4,177	—	—	—	—	—	—	—	—	(4,177)	—	—	(4,177)	—	(4,177)
C2 ordinary shares issued in connection with the Cipura Acquisition (Note 3)	—	—	—	—	—	—	—	644,828	—	905	7,795	—	—	8,700	—	8,700
C2 ordinary shares issued in connection with the Mandolin Acquisition (Note 3)	—	—	—	—	—	—	—	92,647	—	130	1,120	—	—	1,250	—	1,250
Purchase of Soho Works North America noncontrolling interests (Note 3)	—	—	—	—	—	—	—	3,984,883	—	5,596	26,945	—	—	32,541	(32,541)	—
Purchase of Scorpios noncontrolling interests (Note 3)	—	—	—	—	—	—	—	572,410	—	809	6,876	—	—	7,685	(16,338)	(8,653)
C2 ordinary shares issued in connection with the Line and Saguaro Acquisition (Note 3)	—	—	—	—	—	—	—	1,900,599	—	2,644	23,001	—	—	25,645	—	(25,645)
Accretion of redeemable preferred shares to redemption value, net of foreign currency remeasurement gain	—	4,955	—	—	—	—	—	—	—	—	(5,863)	908	—	(4,955)	—	(4,955)
Share-based compensation, net of tax	—	—	—	—	—	—	—	—	—	—	2,548	—	—	2,548	—	2,548
Net change in cumulative transition adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(1,481)	(1,481)	71	(1,410)

As of July 4, 2021	22,970,766	$185,406	21,187,494	$207,405	166,575,991	4,469,417	1,710,546	10,521,415	2,850,897	$275,265	$133,129	$(902,661)	$1,227	$(493,040)	$6,499	$(486,541)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the 26 Weeks Ended July 4, 2021 and June 28, 2020

(in thousands)	26 Weeks Ended
	July 4, 2021	June 28, 2020
Cash flows from operating activities
Net loss	$(150,145)	$(122,837)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39,750	31,125
Share-based compensation, net of tax	4,677	—
Income tax benefit	(820)	(380)
(Gain) loss on disposal of property and other, net	(6,903)	11
Share of loss of equity method investments	826	2,312
Amortization of debt issuance costs	2,017	2,593
Loss on debt extinguishment	9,126	—
Imputed interest on interest free related party loans	—	1,574
PIK interest settled on extinguishment, net of non-cash interest	(77,502)	12,007
Distributions from equity method investees	—	1,130
Loss on foreign currency exchange rates	15,922	5,294
Guarantee provision	—	5,011
Changes in assets and liabilities:
Accounts receivable	(1,095)	2,900
Inventories	(3,427)	4,096
Operating leases, net	13,304	27,809
Other operating assets	(17,011)	(3,190)
Deferred revenue	(2,782)	(3,154)
Accounts payable and accrued and other liabilities	79,843	19,004

Net cash used in operating activities	(94,220)	(14,695)

Cash flows from investing activities
Purchase of property and equipment	(36,941)	(61,099)
Purchase of intangible assets	(4,993)	(4,532)
Cash acquired in the Cipura Acquisition (Note 3)	559	—
Acquisition of noncontrolling interests (Note 3)	(8,653)	—
Investments in equity method investees	—	(1,535)

Net cash used in investing activities	(50,028)	(67,166)

Cash flows from financing activities
Repayment of borrowings	(508,386)	—
Payment for debt extinguishment costs	(4,109)	—
Issuance of related party loans	1,529	—
Proceeds from borrowings	456,635	50,226
Payments for debt issuance costs	(12,994)	(921)
Principal payments on finance leases	(117)	(90)
Proceeds from financing obligation	—	2,631
Principal payments on financing obligation	(660)	(567)
Distributions to noncontrolling interest	(133)	(281)
Contributions from noncontrolling interest	644	24,503
Senior convertible preference shares issued, net of issuance costs (Note 15)	161,574	—
Proceeds from issuance of redeemable C ordinary shares, net of issuance costs (Note 16)	47,000	92,989

Net cash provided by financing activities	140,983	168,490

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	242	(2,924)

Net (decrease) increase in cash and cash equivalents, and restricted cash	(3,023)	83,705
Cash, cash equivalents and restricted cash
Beginning of period	59,970	56,315

End of period	$56,947	$140,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the 26 Weeks Ended July 4, 2021 and June 28, 2020

(in thousands)	26 Weeks Ended
	July 4, 2021	June 28, 2020
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$48,980	$134,265
Restricted cash in current assets	7,967	5,775

Cash, cash equivalents and restricted cash as of July 4, 2021 and June 28, 2020	$56,947	$140,020

Supplemental disclosures:
Cash paid for interest (including settlement of paid-in-kind interest), net of interest capitalized	$105,545	$16,340
Cash paid for income taxes	78	1,586
Supplemental disclosures of non-cash investing and financing activities:
C2 ordinary shares issued in exchange for acquisitions of businesses and noncontrolling interests (Note 3)	$75,821	$—
Conversion of related party loan to A ordinary shares	—	22,412
Operating lease assets obtained in exchange for new operating lease liabilities	27,094	31,321
Non-cash dividends on senior convertible preference shares (Note 15)	4,177	—
Accrued capital expenditures	4,437	6,415
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of the Business
Membership Collective Group Inc. (“MCG”) is a company incorporated on February 10, 2021 under the laws of the State of Delaware that was created for the purpose of consolidating our predecessor entity and facilitating the initial public offering (the “IPO”) of our Class A common stock that was completed on July 19, 2021 (as more fully described in Note 22, Subsequent Events). Prior to the IPO, MCG was a holding company with nominal assets and no liabilities, contingencies, or commitments, and ha
d
 not conducted any operations other than acquiring 100% of the equity interests of our predecessor entity, Soho House Holdings Limited (“SHHL”).
During the periods presented in these unaudited interim condensed consolidated financial statements, our business was conducted through SHHL, a Jersey, Channel Islands private limited company, and its subsidiaries and joint ventures. In conjunction with the closing of the IPO, certain existing shareholders of SHHL exchanged their equity interests in SHHL for a number of shares in MCG having an equivalent value, and SHHL became a wholly-owned consolidated subsidiary of MCG. These transactions are accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of MCG in periods after the IPO will recognize the assets and liabilities received in the exchanges at their historical carrying amounts, as reflected in the historical financial statements of SHHL presented herein.
SHHL is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the platform to both work and socialize, to connect, create, have fun and drive a positive change. Our members engage with us through our global portfolio of 30 Soho Houses, nine Soho Works Clubs, The Ned in London, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.
The consolidated entity presented is referred to herein as “MCG”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim information on Form
10-Q.
The preparation of the financial statements in conformity with US GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. We consistently applied the accounting policies described in the consolidated financial statements of SHHL as of and for the year ended January 3, 2021 included in Amendment No. 1 to the Company’s Form
S-1
filed with the SEC on July 6, 2021 in preparing these unaudited interim condensed consolidated financial statements, other than those impacted by new accounting standards as described below.
We operate on a fiscal year calendar consisting of a
52-
or
53-week
period ending on the last Sunday in December or the first Sunday in January of the next calendar year. In a
52-week
fiscal year, each quarter contains 13 weeks of operations; in a
53-week
fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations.

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The year-end
condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The unaudited condensed consolidated financial statements include normal recurring adjustments, which in the opinion of management are necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations, of comprehensive loss, of changes in redeemable shares and shareholders’ deficit, and of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, included in Amendment No. 1 to the Company’s Form
S-1
filed with the SEC on July 6, 2021.
The results of operations for the
13-
and
26-week
periods ending July 4, 2021 and June 28, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
The unaudited condensed consolidated statement of operations and statement of comprehensive loss for the 26 weeks ended July 4, 2021 include the correction of an error related to the Company’s consolidated financial statements for the fiscal years ended January 3, 2021 and December 29, 2019. The error relates to the correction of a consolidating adjustment for foreign currency transaction gains of $13 million in the fiscal year ended January 3, 2021 and $4 million in the fiscal year ended December 29, 2019. The correction of this error is presented within other in the condensed consolidated statement of operations for the 26 weeks ended July 4, 2021 and within foreign currency translation adjustment in the condensed consolidated statement of comprehensive loss for the 26 weeks ended July 4, 2021.
Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on previously reported net loss or cash flows, and no material impact on financial position.
Going Concern
The accompanying condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for at least a period of one year after the date these financial statements are issued, and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the 13 weeks and 26 weeks ended July 4, 2021, the Company incurred a consolidated net loss of $57 million and $150 million, respectively. During the 26 weeks ended July 4, 2021, the Company had negative cash flow from operations of $94 million. As of July 4, 2021, the Company had an accumulated deficit of $
903
 million. As of July 4, 2021, the Company had cash and cash equivalents of $49 million, and restricted cash of $8 million.
In addition, since March 2020, the
COVID-19
pandemic has significantly impacted our business and we have had to temporarily close some or all of our Houses, hotels and public restaurants, at different times due to the ongoing effects of the pandemic, which has and will continue to have an impact on our revenues. At the date of issuance of these condensed consolidated financial statements, our Houses are open where possible, but with varying restrictions on operating capacity, in some of our geographies.

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

In assessing the going concern basis of preparation of the condensed consolidated financial statements for the 13 weeks and 26 weeks ended July 4, 2021, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the continued availability of funding to the Company from banks and shareholders.
We have considered the impact of the
COVID-19
pandemic on the Company and the resultant global economic uncertainties and have undertaken a re-assessment
of the cash flow forecasts covering a period of at least 12 months from the date these financial statements are issued. Cash flow forecasts have been prepared based on a range of scenarios including, but not limited to, no further debt or equity funding, the timing of a full re-opening
of our Houses staggered and/or deferred to the end of the calendar year, cost reductions, both limited and extensive, and a combination of these different scenarios. We have assessed the sensitivity analysis on cash flows, and in order to finance these cash flow forecasts, we have completed a series of positive financing events during 2021, including issuance of new senior secured notes in an aggregate amount equal to $295 million, €62 million ($73 million) and £53 million ($73 million), issuance of $175 million of senior convertible preference shares, and subsequent to the period end the completion of our IPO for net proceeds of
$402

million after deducting underwriting discounts (including net proceeds from the partial exercise of the overallotment option). The senior secured notes include an option for the Company to issue additional notes in an aggregate amount of up to

$100
million on or prior to March 31, 2022
. The proceeds from the senior secured notes and senior convertible preference shares have been used to repay all amounts outstanding under the Permira Senior Facility and the US government-backed bank loan. The proceeds from the IPO were used to repay the outstanding principal balance of our revolving credit facility of $98 million (as of July 4, 2021), which remains in place as a source of additional liquidity if required, and to pay the redemption price of outstanding redeemable preferred shares, with the remainder to be used for general corporate purposes, including working capital needs. See Note 12, Debt, Note 15, Redeemable Preferred Shares, and Note 22, Subsequent Events, for additional information.
W
e believe that the completed working capital events, our projected cash flows and the actions available to management to further control expenditure, as necessary, provide the Company with sufficient working capital (including cash and cash equivalents) to achieve its plans to recover from the impact of the pandemic, subject to the following key factors:

•	the timing of re-opening of Houses in a manner that is compliant with local laws and regulations, including the relaxing of mandatory capacity constraints, as well as anticipated demand;

•	the level of in-House sales activity (primarily sales of food and beverage) that, even after opening, may be subject to reduced capacity as a result of on-going restrictions;

•	the continued high level of membership retention and renewals (which has been evidenced throughout the pandemic); and

•	the implementation of extensive cost reduction measures that continue to support the timing of House re-openings and anticipated levels of capacity.
While the impact of lockdowns and other restrictions may continue beyond current expectations and impact the Company’s ability to open Houses and return to a level of operation consistent with pre
COVID-19
within the timeframes assumed in management’s detailed cash flow forecasts, we believe that the Company has sufficient financial resources together with an established and cash generative business model, and access to capital.

1
1

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Based on the available cash as a result of completed financing events discussed above, and the measures that have been put in place to control costs, we believe that the Company is able to continue in operational existence, meet its liabilities as they fall due, operate within its existing facilities, and meet all of its covenant requirements for a period of at least twelve months from the date these financial statements are issued.
Based on the above, the condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the condensed consolidated financial statements for the 13 weeks and 26 weeks ended July 4, 2021.
Offering Costs
Direct and incremental legal and accounting costs associated with the Company’s proposed initial public offering are deferred and classified as a component of other assets in the unaudited condensed consolidated balance sheet. Such costs will be offset against the proceeds received in the offering. During the 13 weeks and 26 weeks ended July 4, 2021, the Company incurred
$13 million and
$14
million related to the offering. As of July 4, 2021, $7 million was included in other assets in the unaudited condensed consolidated balance sheet, while $7 million was recognized in other in the unaudited condensed consolidated statements of operations for the 13 weeks and 26 weeks ended July 4, 2021. There were no deferred offering costs incurred during the 13 weeks and 26 weeks ended June 28, 2020.
Comprehensive Loss
The entire balance of accumulated other comprehensive income (loss), net of income taxes, is related to the cumulative translation adjustment in each of the periods presented. The changes in the balance of accumulated other comprehensive income (loss), net of income tax, are attributable solely to the net change in the cumulative translation adjustment in each of the periods presented, and include the error correction described above during the 26 weeks ended July 4, 2021.
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU
2020-06
, Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)
. ASU
2020-06
simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in US GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company elected to early adopt the ASU on January 4, 2021. The provisions of this ASU have been applied on a modified retrospective basis and did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

1
2

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.	Acquisitions
Cipura Acquisition
Prior to May 2021, the Company held a 50% interest in Soho House—Cipura (Miami), LLC (“Cipura”), which owns and operates the Mandolin Aegean Bistro, located in Miami, Florida.
Historically, the
 Company accounted for its investment in Cipura using the equity method of accounting. On May 10, 2021, the Company acquired the remaining 50% ownership interest in Cipura in exchange for issuing 644,828
C2 ordinary shares with an aggregate fair value of $9 million (the “Cipura Acquisition”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49 per share which is supported by recent third-party capital raising transactions that occurred during 2021. In connection with the Cipura Acquisition, the Company derecognized its previous 50% ownership interest in Cipura, which was remeasured to fair value; as a result, the Company recognized a gain of $7 million, which is included in gain (loss) on sale of property and other, net in the unaudited condensed consolidated statements of operations for the 13 weeks and 26 weeks ended July 4, 2021. The fair value of the Company’s previously held interest was determined based upon the purchase consideration for the remaining
50% ownership interest.
The Cipura Acquisition was accounted for as a business combination under the acquisition method of accounting. As a result, the Company recognized less than $1 million of cash and cash equivalents, less than $1 million of net working capital liabilities, $1 million of property and equipment, $3 million of intangible assets (consisting of an indefinite-lived trade name), less than $1 million of deferred tax liabilities, and $4 million of right-of-use
assets and $5 million of related lease liabilities. In addition, prior to the acquisition, the Company funded certain costs on behalf of Cipura and therefore recorded a balance due from Cipura of $2 million as of the acquisition date. Upon consolidating Cipura on May 10, 2021, the Company’s receivable balance was effectively settled as a pre-existing
relationship, with a corresponding increase in the amount of goodwill recognized from the transaction.
As a result of the acquisition, the Company recognized goodwill of $17 million, which represents intellectual capital, know-how
for potential future openings and undertakings, and economic benefits that the Company expects to derive from the ability to expand the Mandolin Aegean Bistro brand that do not qualify for separate recognition. The entire value of goodwill has been allocated to a separate reporting unit which did not have any goodwill prior to the Cipura Acquisition. The recognized goodwill is not deductible for tax purposes. Due to the recent completion of the Cipura Acquisition, the Company recorded the assets acquired and liabilities assumed at their preliminary estimated fair values. As of July 4, 2021, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to: property and equipment; intangible assets;
right-of-use
assets; and the residual amount allocated to goodwill. The preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of the Cipura Acquisition.
The condensed consolidated financial statements include the results of Cipura from May 10, 2021 through July 4, 2021, however such results are considered immaterial to the overall operations of the Company. The condensed consolidated statements of operations for the 13 weeks and 26 weeks ended July 4, 2021 also include less than $1 million in acquisition related costs, which were expensed as incurred and are included in general and administrative expense.
Mandolin Acquisition
On May 10, 2021, the Company acquired the intellectual property rights for Mr. Mandolin and Mrs. Mandolin (the “Mandolin IP”) in exchange for issuing 92,647
C2 ordinary shares with an aggregate fair value of $1 million (the “Mandolin Acquisition”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49, as described above. The Mandolin Acquisition was accounted for as an asset purchase, and the Mandolin IP has been recorded in other intangible assets, net on the condensed consolidated balance sheet as of July 4, 2021.

1
3

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Soho Works Acquisition
On May 10, 2021, the Company issued 3,984,883 C2 ordinary shares with an aggregate fair value of $54 million to SW SPV, LLC (the “SW Seller”) in order to acquire the SW Seller’s 30% equity ownership interest in Soho Works North America, LLC (the “Soho Works Acquisition”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49 per share, as described above. Prior to the Soho Works Acquisition, the Company held a controlling interest in and therefore consolidated Soho Works North America, LLC. The Soho Works Acquisition was accounted for as a transaction with a noncontrolling interest holder that did not result in a loss of control. The Company derecognized noncontrolling interest of $33 million and recorded the difference between the fair value of consideration transferred to the SW Seller of $54 million and the carrying value of the noncontrolling interest as a reduction in additional paid-in
capital (i.e. a deemed distribution in the absence of retained earnings). Following the Soho Works Acquisition, the Company became the sole equity owner of Soho Works North America, LLC.
Scorpios Noncontrolling Interests Acquisitions
On April 30, 2021, the Company acquired an additional 12% equity interest from various noncontrolling interest holders of Paraga Beach S.A. for cash consideration of $9 million. Paraga Beach S.A owns and operates the Scorpios Beach Club. On May 12, 2021, the Company issued 572,410 C2 ordinary shares with an aggregate fair value of $8 million to Seligny Holdings Limited and Jaquelle Limited in order to acquire an additional 11% equity interest in Paraga Beach S.A (collectively, the “Scorpios Noncontrolling Interests Acquisitions”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49 per share, as described above. Prior to the Scorpios Noncontrolling Interests Acquisitions, the Company held a controlling interest in and therefore consolidated Paraga Beach S.A. Therefore, the Scorpios Noncontrolling Interests Acquisitions were accounted for as transactions with noncontrolling interest holders that did not result in a loss of control. In total, the Company derecognized noncontrolling interest of $16 million and recorded the difference between the fair value of consideration transferred to the noncontrolling interest holders and the carrying value of the noncontrolling interest as a reduction in additional paid-in capital. Following the Scorpios Noncontrolling Interests Acquisitions, Seligny Holdings Limited and Jaquelle Limited continue to hold a 10% ownership interest in Paraga Beach S.A.
Line and Saguaro Acquisition
On June 22, 2021 the Company entered into a membership interests purchase agreement with Sydell Group LLC (“Sydell”) to acquire all of the outstanding shares in the companies that together operate existing and future “The Line” and “Saguaro” hotels in the United States (the “Line and Saguaro Acquisition”). The hotels that are currently operational are located in Los Angeles, Washington DC, Austin, Scottsdale and Palm Springs, and between them offer a variety of food and beverage offerings together with approximately 1,470 hotel rooms. An additional hotel is under development in San Francisco. The Company issued 1,900,599 C2 ordinary shares with an aggregate fair value of $26 million as consideration for the Line and Saguaro Acquisition. The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49 per share, as described above.
The Line and Saguaro Acquisition was accounted for as a business combination under the acquisition method of accounting. The only acquired identifiable assets are related to the hotel management agreements intangible asset, which has a total fair value of $24 million and an estimated useful life of 15 years. The Company did not acquire any other assets or assume any other liabilities.

1
4

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of the Line and Saguaro Acquisition, the Company recognized $2 million of goodwill, which represents the fair value of the assembled workforce that is not separately recognized from goodwill and the economic benefits that the Company expects to derive from the ability to expand the hotel management agreements that do not qualify for separate recognition. In addition, the goodwill relates to the synergies expected to be gained from the affiliation of the Line hotels with the Soho House brand name. The entire value of goodwill has been allocated to a separate reporting unit which did not have any goodwill prior to the Line and Saguaro Acquisition. The recognized goodwill is not deductible for tax purposes.
The condensed consolidated financial statements include the results of the acquired business from June 22, 2021 through July 4, 2021, however such results are considered immaterial to the overall operations of the Company. The condensed consolidated statements of operations for the 13 weeks and 26 weeks ended July 4, 2021 also include less than $1 million in acquisition related costs, which were expensed as incurred and are included in general and administrative expense.
T
he C2 ordinary shares issued in the transactions described above were converted to Class A common stock of MCG upon completion of our IPO in July 2021, as further described in Note 22, Subsequent Events.

4.	Consolidated Variable Interest Entities
The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”): Soho Restaurants Limited (13 weeks and 26 weeks ended July 4, 2021 only); Soho House-Sydell, LLP (all periods presented); Soho Works Limited (all periods presented); and Soho Works North America, LLC (all periods presented).
Soho Restaurants Limited
S
oho Restaurants Limited (“Soho Restaurants”) is a casual fast-dining business that operates various restaurants throughout the UK. Prior to the August 2020 reorganization of Soho Restaurants (as further described below), the Company provided unsecured non-interest bearing loan notes (“Soho Restaurants Loan Notes”) to Soho Restaurants from time to time and guaranteed the obligations of Soho Restaurants under certain property leases with respect to any required rental and other payments. Prior to the year ended January 3, 2021, the Company did not have to make any payments under these rental guarantees and determined that the likelihood of the Company having to perform under the guarantees was remote. As a result of the impact of the COVID-19 pandemic on Soho Restaurants’ operations, the Company reassessed the likelihood of performance under the guarantees and recognized a charge of

$
5
million during the 13 weeks ended June 28, 2020; this guarantee provision is included in general and administrative expense in the condensed consolidated statements of operations for the 13 weeks and 26 weeks ended June 28, 2020.
On August 18, 2020, Soho Restaurants underwent a series of reorganization steps, through which Quentin Partners Limited (“Quentin Partners”), an affiliate of the Company, became the sole equity holder of Soho Restaurants Limited. As part of these reorganization steps, various notes payable and receivable held by Soho Restaurants were acquired, settled, or, in some cases, forgiven. Specifically, Quentin Partners acquired for nominal consideration (and forgave) all outstanding Soho Restaurants Loan Notes with the exception of a
£1 million ($1 million) Loan Note, which remains outstanding after the reorganization was completed. As a result of the reorganization and the Company’s variable interest in Soho Restaurants (consisting primarily of the Loan Note and certain lease guarantees), the Company determined that it is the primary beneficiary of Soho Restaurants due to its related party affiliation with Quentin Partners and its funding of the majority of Soho Restaurants’ operations. As such, the Company began consolidating Soho Restaurants on August 18, 2020. The Soho Restaurants reorganization transaction was accounted for using the acquisition method of accounting.

1
5

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Soho House-Sydell, LLP
T
he Soho House-Sydell, LLP joint venture maintains a management agreement to operate The Ned, which is owned by unconsolidated related parties to the Company. Management fees are recognized in other revenues in the condensed consolidated statements of operations.
Soho Works Limited and Soho Works North America, LLC
The Soho Works Limited (“SWL”) joint venture develops and operates Soho-branded, membership-based co-working spaces, with two sites currently in operation in the UK. Soho Works North America, LLC and its wholly owned subsidiaries (“SWNA”) plans to develop and operate Soho-branded, membership-based co-working spaces in North America. Refer to Note 3, Acquisitions for additional information regarding the Soho Works Acquisition.
The following table summarizes the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the condensed consolidated balance sheets. The obligations of the consolidated VIEs other than Soho Restaurants Limited are non-recourse to the Company, and the assets of the VIEs can be used only to settle those obligations.

1
6

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	July 4, 2021 (1)	January 3, 2021
Cash and cash equivalents	$5,197	$5,572
Restricted cash	—	172
Accounts receivable	2,407	1,449
Inventories	112	68
Prepaid expenses and other current assets	3,138	1,370

Total current assets	10,854	8,631
Property and equipment, net	90,028	84,483
Operating lease assets	246,391	248,975
Other intangible assets, net	46	49
Other non-current assets	208	207

Total assets	$347,527	$342,345

Accounts payable	11,050	8,379
Accrued liabilities	11,551	7,676
Indirect and employee taxes payable	101	54
Current portion of operating lease liabilities - sites trading less than one year	218	767
Current portion of operating lease liabilities - sites trading more than one year	11,242	9,395
Other current liabilities	940	47

Total current liabilities	35,102	26,318
Debt	19,011	17,585
Operating lease liabilities, net of current portion - sites trading less than one year	12,448	68,869
Operating lease liabilities, net of current portion - sites trading more than one year	272,358	220,529
Other non-current liabilities	367	368

Total liabilities	$339,286	$333,669

Net assets	$8,241	$8,676

(1)	Amounts as of July 4, 2021 include balances related to SWNA following the Soho Works Acquisition, as this entity continues to be thinly capitalized.

5.	Equity Method Investments
The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. There have been no changes in the Company’s equity method investment ownership interests in existing entities (other than the Cipura Acquisition, as described in Note 3, Acquisitions) and no new equity method investments since January 3, 2021. Under applicable guidance for VIEs, the Company determined that its investments in Soho House Toronto Partnership (“Soho House Toronto”) and the entities comprising
56-60
Redchurch Street, London are VIEs. Soho House Toronto owns and operates a House located in Toronto, while
56-60
Redchurch Street, London provides additional members’ accommodation capacity for Shoreditch House in London. Prior to June 2020, the Company’s investment in the entities comprising Soho House Barcelona were also considered to be VIEs, as described further below.

1
7

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Toronto Joint Venture
On March 28, 2012, the Company and two unrelated investors (“Toronto Partners”) formed Soho House Toronto to establish and operate a house in Toronto, Canada. The Company is responsible for managing the development and operations of the property with key operating decisions requiring joint approval with the Toronto Partners.
Barcelona Joint Venture
On January 28, 2014, the Company and an unrelated development partner (“Barcelona Partner”) formed Mimea XXI, S.L.U. (“Mimea”) to establish and operate Soho House Barcelona in Barcelona, Spain. Soho House Barcelona is owned by Mirador Barcel S.L., a subsidiary of Mimea. On June 4, 2020, the Company entered into an agreement to operate Little Beach House Barcelona, a private members club and hotel developed at the existing Barcelona property. Little Beach House Barcelona is a newly formed subsidiary under Mimea.
56-60
Redchurch Street, London Joint Venture
On July 6, 2015, the Company and an unrelated investor (“Raycliff Partner”) formed Raycliff Red LLP (“Club Row Rooms”) to develop and operate a hotel at
58-60
Redchurch Street intended to provide additional members’ accommodation to the nearby Shoreditch House in London. This was later extended to include 56 Redchurch Street under the same terms. The Company is responsible for managing the operations of the property and the Raycliff Partner is responsible for managing the building.
The Company concluded that it is not the primary beneficiary of the Soho House Toronto or
56-60
Redchurch Street, London VIEs in any of the periods presented, as its joint venture partners have the power to participate in making decisions related to the majority of significant activities of each investee. Accordingly, the Company concluded that application of the equity method of accounting is appropriate for these investees. Barcelona was previously determined to be a VIE; however, the execution of amended governing documents in June 2020 constitutes a reconsideration event and Barcelona no longer meets the VIE criteria.
Summarized Financial Information
The following tables present summarized financial information for all unconsolidated equity method investees. The Company’s maximum exposure to losses related to its equity method investments is limited to its ownership interests, as well as certain guarantees.

(in thousands)	13 Weeks Ended		26 Weeks Ended
	July 4, 2021 (1)	June 28, 2020	July 4, 2021 (1)	June 28, 2020
Revenues	$6,407	$3,959	$13,051	$15,465
Operating loss	(1,614)	(5,072)	(3,178)	(4,416)
Net loss (2)	(1,881)	(4,434)	(3,178)	(4,388)

(1)	Includes the financial information of Cipura through May 10, 2021.
(2)	The net loss shown above relates entirely to continuing operations.

1
8

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	As of
	July 4, 2021 (1)	January 3, 2021
Current assets	$26,343	$25,075
Non-current assets	144,672	155,836

Total assets	$171,015	$180,911

Current liabilities	12,336	5,392
Non-current liabilities	123,966	124,725

Total liabilities	$136,302	$130,117

(1)	Excludes the financial information of Cipura, which ceased to be an equity method investee on May 10, 2021 as a result of the Cipura Acquisition, as described in Note 3, Acquisitions.
The Company’s equity method investees have not yet adopted ASC 842,
Leases
; therefore, the balance sheets of equity method investees do not include operating right-of-use
assets and liabilities.

6.	Leases
The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across North America, Europe, and Asia. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 2 material finance leases with
25-year
renewal options, with rent payments on renewal based on upward changes in inflation rates. As of July 4, 2021, the Company recognized right-of-use
assets and lease liabilities for 95 operating leases and 2 finance leases. As of January 3, 2021, the Company recognized right-of-use
assets and lease liabilities for 83 operating leases and 2 finance leases. When recognizing right-of-use
assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.
As part of our overall plan to improve liquidity during the
COVID-19
pandemic, the Company negotiated with certain lessors to defer or waive certain rent payments on leased buildings. Cash payment deferrals and waivers have been separately recorded in the period arrangements occurred, and therefore, there have been no remeasurements to the lease liabilities and right-of-use
assets associated with the sites that received concessions. The Company accounted for the deferrals of lease payments as if there are no changes in the lease contract. Deferred amounts have been recognized in accounts payable and subsequent reversals will occur once the payments are made. As of July 4, 2021 and January 3, 2021, $35 million and $20 million, respectively, was recorded in accounts payable in the condensed consolidated balance sheets related to deferred lease payments.
The maturity of the Company’s operating and finance lease liabilities as of July 4, 2021 is as follows:

(in thousands) Fiscal year ending	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2021	$52,902	$2,659
2022	113,067	5,331
2023	112,332	5,333
2024	110,872	5,335
2025	112,943	5,381

1
9

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Thereafter	1,464,254	210,782

Total undiscounted lease payments	1,966,370	234,821

Present value adjustment	941,510	160,696
Total net lease liabilities	$1,024,860	$74,125

As of July 4, 2021, and January 3, 2021, the long-term liabilities for finance leases were
$73 million and $74 million, respectively, and are recorded as finance lease liabilities on the condensed consolidated balance sheets. As of July 4, 2021 and January 3, 2021, finance lease assets, net of accumulated depreciation, were $66 million and $66 million, respectively, and are recorded within property and equipment, net on the condensed consolidated balance sheets.
Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises. Leases that contain market rate rents generally reset every five
years.
Straight-line rent expense recognized as part of
in-House
operating expenses for operating leases was $24 million and $27 million for the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $53 million, and $53 million for the 26 weeks ended July 4, 2021 and June 28, 2020, respectively.
For the 13 weeks ended July 4, 2021 and June 28, 2020, the Company recognized amortization expense related to the right-of-use
asset for finance leases of less than $1 million and less than $1 million, respectively, and interest expense related to finance expense related to finance leases of $1 million and $1 million,
respectively. For the 26 weeks ended July 4, 2021 and June 28, 2020, the Company recognized amortization expense related to the right-of-use
asset for finance leases of $1 million and $1 million, respectively, and interest expense related to finance leases of $3 million and $2 million, respectively.
New Houses typically have a maturation profile that commences sometime after the lease commencement date used in the determination of the lease accounting in accordance with Topic 842. The condensed consolidated balance sheets set out the operating lease liabilities split between sites trading less than one year and sites trading more than one year. “Sites trading less than one year” and “sites trading more than one year” reference sites that have been open (as measured from the date the site first accepted a paying guest) for a period less than one year from the balance sheet date and those that have been open for a period longer than one year from the balance sheet date.
The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

(in thousands)	26 Weeks Ended
	July 4, 2021	June 28, 2020
Cash flows from operating activities
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(22,434)	$(23,416)
Interest payments for finance leases	(1,271)	(1,065)
Cash flows from financing activities related to leases
Principal payments for finance leases	$(117)	$(90)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$27,094	$31,321

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following summarizes additional information related to operating and finance leases:

	26 Weeks Ended
	July 4, 2021	June 28, 2020
Weighted-average remaining lease term
Finance leases	44 years	45 years
Operating leases	18	18
Weighted-average discount rate
Finance leases	6.99%	6.99%
Operating leases	7.96%	7.55%
As of July 4, 2021, the Company has entered into 11 operating lease agreements for Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the Soho House Design team is acting as the construction manager on behalf of the landlord. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2021, 2022, 2023 and 2026. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years 2021, 2022, 2023 and 2026 will be $318 million, $469 million, $194 million, and $142 million, respectively, with weighted-average expected lease terms of 19 years, 23 years, 19 years, and 25 years for 2021, 2022, 2023 and 2026, respectively.
The following summarizes the Company’s estimated future undiscounted lease payments for current leases under construction, including properties where the Soho House Design team is acting as the construction manager:

(in thousands)	Operating Leases Under
Fiscal year ending	Construction
Estimated total undiscounted lease payments
Remainder of 2021	$1,122
2022	10,890
2023	28,873
2024	37,202
2025	42,117
Thereafter	1,002,615

Total undiscounted lease payments expected to be capitalized	$1,122,819

2
1

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Revenue Recognition
T
he Company’s revenues consist primarily of annual membership fees and initial registration fees; food and beverage, accommodation and spa revenues generated in the Company’s Houses; and revenues that are not generated within the Houses, such as revenues from the stand-alone restaurants, as well as design fees from Soho House Design, Soho Home, retail Cowshed products, Soho Works sites, the Scorpios Beach Club, and management fees from The Ned. Disaggregated revenue disclosures for the 13 weeks and 26 weeks ended July 4, 2021 and June 28, 2020 are included in Note 20, Segments.
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period ending July 4, 2021. The Company applies the practical expedient and does not disclose information about remaining performance obligations for contracts that have original expected durations of one year or less.

(in thousands)	Next twelve months from July 4, 2021	Future periods
Membership and registration fees	$49,601	$23,399

Total future revenues	$49,601	$23,399

All consideration from contracts with customers is included in the amounts presented above.
The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	July 4, 2021	January 3, 2021
Contract receivables	$17,560	$8,367
Contract assets	7,122	8,099
Contract liabilities	112,765	97,497
Contract assets consist of accrued unbilled income related to build-out
contracts and are recognized in prepaid expenses and other assets on the condensed consolidated balance sheets.
Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liability balance as of the beginning of the period was $21 million and $17 million during the 13 weeks ended July 4, 2021 and June 28, 2020, respectively and $37 million and $36 million during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively.

8.	Inventories, Prepaid Expenses and Other Current Assets
I
nventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods which are externally sourced. Raw materials and service stock and supplies totaled $8 million and $8 million as of July 4, 2021 and January 3, 2021, respectively. Finished goods totaled $18 million and $15 million as of July 4, 2021 and January 3, 2021, respectively.

2
2

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents the components of prepaid expenses and other current assets.

(in thousands)	April 4, 2021	January 3, 2021
Amounts owed by equity method investees	$785	$2,350
Prepayments and accrued income	27,692	13,789
Contract assets	7,122	8,099
Other receivables	20,683	19,325

Total prepaid expenses and other current assets	$56,282	$43,563

9.	Property and Equipment, Net
Additions totaled $22 million and $35 million during the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $37 million and $61 million during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively, and were primarily related to leasehold improvements and fixtures and fittings for sites under development.

10.	Goodwill and Intangible Assets
A
summary of goodwill for each of the Company’s applicable reportable segments from January 3, 2021 to July 4, 2021 is as follows:

(in thousands)	UK	US	Europe and RoW	Total
January 3, 2021	$101,602	$28,780	$71,100	$201,482
Cipura Acquisition (Note 3)	—	17,024	—	17,024
Line and Saguaro Acquisition (Note 3)	—	2,043	—	2,043
Foreign currency translation adjustment	981	—	(2,205)	(1,224)

July 4, 2021	$102,583	$47,847	$68,895	$219,325

Refer to Note 3, Acquisitions for information on additional intangible assets recognized during the 13 weeks ended July 4, 2021 in connection with the Cipura Acquisition, Mandolin Acquisition, and the Line and Saguaro Acquisition.

11.	Accrued Liabilities and Other Current Liabilities

(in thousands)	July 4, 2021	January 3, 2021
Accrued interest	$3,034	$23,110
Hotel deposits	12,739	7,008
Trade, capital and other accruals	65,784	30,999

	$81,557	$61,117

2
3

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Included in trade, capital and other accruals is $2 million and $2 million as of July 4, 2021 and January 3, 2021, respectively, related to social security taxes that were deferred as a result of government relief afforded by the
COVID-19
pandemic which have not yet been paid.
The balance of other curr
e
nt liabilities on the condensed consolidated balance sheets includes a contingent liability of $12 million and $12 million as of July 4, 2021 and January 3, 2021, respectively, associated with membership credits issued beginning in March 2020 (refer to Note 18, Commitments and Contingencies, for more information).

12.	Debt
Debt balances, net of debt issuance costs, are as follows:

(in thousands)	July 4, 2021	January 3, 2021
Revolving credit facilities, interest at 3.75 % plus LIBOR (1)	$96,042	$81,615
Permira Senior Facility, interest at 7% plus LIBOR, maturing April 2023	—	542,638
US government-backed bank loan, interest at 1%, maturing April 2023	—	21,481
Senior Secured Notes, interest at 8.1764%, maturing March 2027	437,122	—
Other loans (see additional description below)	20,683	17,648

	553,847	663,382
Less: Current portion of long-term debt	(96,678)	(88,802)

Total long-term debt, net of current portion	$457,169	$574,580

(1)
The Company does not believe that there are any material potential effects on financial reporting of the market-wide migration away from LIBOR, which is expected to be phased out at the end of calendar year 2021, to alternative reference rates. The Company plans to either repay its outstanding debt balances with associated LIBOR rates prior to the end of calendar year 2021 or to replace the LIBOR benchmark rate with another benchmark rate, such as the SONIA. Refer to Note 22, Subsequent Events for further information.

Property mortgage loans, net of debt issuance costs, are as follows:

(in thousands)	July 4, 2021	January 3, 2021
Term loan, interest at 5.34%, maturing February 6, 2024	$54,129	$53,965
Mezzanine loan, interest at 7.25%, maturing February 6, 2024	60,644	60,833

Total property mortgage loans	$114,773	$114,798

2
4

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Related party loans, net of current portion and imputed interest, are as follows:

(in thousands)	July 4, 2021	January 3, 2021
Related party loans, unsecured, 7% interest bearing, maturing September 2022	$19,011	$17,595
Related party loans, unsecured, 4% interest bearing, maturing December 2021	592	611

	19,603	18,206
Less: Current portion of related party loans	(592)	(611)

Total related party loans, net of current portion	$19,011	$17,595

The weighted-average interest rate on fixed rate borrowings was 8% as of July 4, 2021 and 7% as of June 28, 2020. The weighted-average interest rate on floating rate borrowings was 4% as of July 4, 2021 and 7% as of June 28, 2020.
Debt
The description below shows the financial instrument amounts in the currency of denomination with USD equivalent in brackets, where applicable, translated using the exchange rates in effect at the time of the respective transaction.
On December 5, 2019, the Company entered into a £55 million ($72 million) floating rate revolving credit facility with a maturity date of January 25, 2022. In April 2020, the Company secured an additional £20 million ($25 million) of liquidity under this facility and extended the maturity until January 2023. As of July 4, 2021 and January 3, 2021, the Company had £4 million ($6 million) and £14 million ($19 million) remaining to draw against this facility, respectively. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of $1 million and $1 million during the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $2 million and $2 million on this facility during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively.
In April 2017, the Company entered into the Permira Senior Facility, which consisted of a £275 million ($345 million) senior secured loan with an interest rate of LIBOR (subject to a floor of 1%) + 7%. A portion of the interest was in the form of payment in kind, with the accrued interest being converted to capital outstanding on the loan at each interest payment date. The Permira Senior Facility was secured on a fixed and floating charge basis over the assets of the Company. As of January 3, 2021, the Company had £397 million ($542 million) due under the Permira Senior Facility, which was initially scheduled to mature in April 2022, however the maturity date was subsequently extended until April 2023. The Company incurred interest expense of zero and $10 million on the Permira Senior Facility during the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $13 million and $21 million during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively. In March 2021, the Company repaid in full the balance outstanding under the Permira Senior Facility, consisting of a GBP tranche with an outstanding principal balance, including accrued payment-in-kind
interest, of £368 million ($505 million); a USD tranche with an outstanding principal balance, including accrued payment-in-kind
interest, of $8 million, and an EUR tranche with an outstanding principal balance, including accrued payment-in-kind
interest, of €45 million ($53 million). As a result of the repayment, the Company recognized a loss on extinguishment of debt of $9 million, consisting of prepayment penalties of $4 million and write-offs of unamortized debt issuance costs of $5 million. Upon repayment of the facility, the Company also settled accrued payment in kind interest totaling $79 million. The loss on extinguishment of debt is reflected in interest expense, net on the condensed consolidated statements of operations for the 26 weeks ended July 4, 2021.

2
5

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 24, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $22 million. The loan had a January 2023 maturity date and was subject to a 1% interest rate. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the US Small Business Administration (the “SBA”). The Company repaid all amounts outstanding under the US government-backed bank loan in March 2021. The Company incurred interest expense of zero and less than $1 million during the 13 weeks and 26 weeks ended July 4, 2021.
On March 31, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company, issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement includes an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind
(capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as the Company’s existing revolving credit facility. The Company incurred transaction costs of $12 million related to the Senior Secured Notes. During the 13 weeks and 26 weeks ended July 4, 2021, the Company incurred interest expense of $10 million and $10 million, respectively.
The remaining loans consist of the following:

	Currency	Maturity date	Principal balance as of July 4, 2021	Applicable interest rate as of July 4, 2021
Greek Street loan	£	January 2028	$6,109	7.5%
Soho House Hong Kong loan (1)	$	June 2023	6,500	LIBOR + 7%
Compagnie de Phalsbourg credit facility	€	January 2025	4,365	7%
Optima Bank loan	€	September 2023	1,932	4.1%
Greek government loan	€	July 2025	1,777	3.1%

(1)
The Company must comply with certain financial covenants, including the requirement that the Company maintain certain minimum EBITDA levels, calculated pursuant to the Soho House Hong Kong loan agreement; the minimum EBITDA requirement was not met as of January 3, 2021. In June 2021, the creditor of the Soho House Hong Kong Loan waived the existing covenant breach and the ongoing minimum EBITDA requirements until January 3, 2022.

Property Mortgage Loans
In February 2019, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 corporate acquisition of Soho Beach House Miami with a new term loan and mezzanine loan. The new term loan of $55 million and mezzanine loan of $62 million are secured on the underlying property and operations of Soho Beach House Miami and are due in February 2024.

2
6

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The loans bear interest
 at
5.34
% and
7.25
%, respectively. The Company incurred interest expense on these facilities of $
2
 million and $
2
 million during the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $
4
 million and $
4
 million during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively
.
Related Party Loans
In 2017, Soho Works Limited entered into a term loan facility agreement with two individuals who are the holders of the Company’s redeemable preferred shares related to a £40 million term loan facility. The SWL loan bears interest at 7% and matures at the earliest of: (a) September 29, 2022; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the two individuals may determine in their sole discretion. In December 2019, Soho Works Limited drew £11 million ($14 million) under the facility. The carrying amount of the term loan was £14 million ($19 million) and £13 million ($18 million) as of July 4, 2021 and January 3, 2021, respectively. The Company incurred interest expense of less than $1 million and less than $1 million during the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and less than $1 million and $1 million during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively, on this facility.
In
August 2020, the Company entered into a
non-interest
bearing loan agreement with a noncontrolling interest shareholder of certain of its subsidiaries in Greece for a principal amount of less than €1 million ($1 million). The shareholder loan is presented within current portion of related party loans on the condensed consolidated balance sheets and matures in December 2021. The shareholder loan has an effective interest rate of 4%.
Shareholders of the Company provided £19 million unsecured,
non-interest
bearing loan notes. The loan notes constituted unsecured obligations, and the rights of the noteholders under such loan notes were contractually subordinated to any secured senior indebtedness of the Company. In May 2020, the Company issued 2,176,424 A ordinary shares to settle the loan notes. Prior to settlement, the loan notes had an effective interest rate of 10%. The Company recognized effective interest expense of $1 million and $2 million on these loan notes during the 13 weeks and 26 weeks ended June 28, 2020, respectively.
The following table presents future principal payments for the Company’s debt, property mortgage loans, and related party loans as of July 4, 2021:

(in thousands)
Remainder of 2021	$98,903
2022	19,601
2023	9,025
2024	117,809
2025	7,262
Thereafter	450,790

$703,390

2
7

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

13.	Fair Value Measurements
Recurring and
Non-recurring
Fair Value Measurements
There were no assets or liabilities measured at fair value on a recurring or non-recurring
basis as of July 4, 2021. There were no assets or liabilities measured at fair value on a recurring or non-recurring
basis as of January 3, 2021 with the exception of Little House Mayfair Apartments for which the Company recognized an impairment loss during the fiscal year ended January 3, 2021.
Fair Value of Financial Instruments
The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.
The Company believes that the carrying value of the Senior Secured Notes (excluding debt issuance costs of $11 million as of July 4, 2021) closely approximates the fair value of such notes, given the proximity of the initial issuance of the Senior Secured Notes to the period-end
date.
With respect to the fair value of the Permira Senior Facility as of January 3, 2021, the Company does not believe that its financial performance or creditworthiness changed significantly since the inception of the facility, which was issued at par with a floating interest rate of LIBOR (subject to a floor of 1%) + 7%. Given the nature of this floating rate obligation and the stability of the Company’s creditworthiness, the carrying value (excluding debt issuance costs of $5 million as of January 3, 2021) closely approximated the Permira obligation’s fair value prior to the repayment of the Permira Senior Facility in March 2021.
The fair value of the remaining debt is estimated to be equal to the current carrying value of each instrument based on a comparison of each instrument’s contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of July 4, 2021 and January 3, 2021.
The following table presents the estimated fair values (all of which are Level 2 fair value measurements) of the Company’s debt instruments with maturity dates in 2022 and thereafter:

(in thousands)	Carrying Value	Fair Value
July 4, 2021
Related party loans	$19,011	$19,011
Senior Secured Notes	437,122	448,432
Property mortgage loans	114,773	114,773
Other non-current debt	20,683	20,683

	$591,589	$602,899

(in thousands)	Carrying Value	Fair Value
January 3, 2021
Related party loans	$17,595	$17,595
Permira Senior Facility	542,638	547,739
US government-backed bank loan	21,481	21,481
Property mortgage loans	114,798	114,798
Other non-current debt	17,648	17,648

	$714,160	$719,261

2
8

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying values of the Company’s other
non-current
liabilities and
non-current
assets approximate their fair values.

14.	Share-Based Compensation
In August 2020, the Company established the 2020 Equity and Incentive Plan (the “Plan”) under which Share Appreciation Rights (”SARs”) and Growth Shares were issued to certain of its employees. The awards are settled in ordinary D shares and the Company can grant up to 9,978,143 ordinary D shares under the Plan. As of July 4, 2021, there were 7,189,393 SARs and 2,850,897 Growth Shares outstanding under the 2020 Equity and Incentive Plan. As of January 3, 2021, there were 5,536,998 SARs and 2,850,897 Growth Shares outstanding under the plan. The Company granted an additional 11,170 and 1,709,737 SARs during the 13 weeks and 26 weeks ended July 4, 2021, respectively. There were zero and 57,342 SARs forfeited during the 13 weeks and 26 weeks ended July 4, 2021, respectively. The base price of all SARs as of each respective grant date was equal to the deemed fair value of the underlying ordinary shares on such date, as determined by the Company with the assistance of periodic valuations from a third-party valuation firm.
Share-based compensation during the 13 weeks and 26 weeks ended July 4, 2021 was recorded in the condensed consolidated statements of operations within general and administrative expense as shown in the following tables:

(in thousands)	13 Weeks Ended July 4, 2021	26 Weeks Ended July 4, 2021
SARs	$1,893	$3,374
Growth Shares	655	1,303

Total share-based compensation expense	2,548	4,677

Tax benefit for share-based compensation expense	—	—

Share-based compensation expense, net of tax	$2,548	$4,677

There was no share-based compensation expense recognized during the 13 weeks and 26 weeks ended June 28, 2020.
As of July 4, 2021, total compensation expense not yet recognized related to unvested SARs is approximately $23 million, which is expected to be recognized over a weighted average period of 3.23 years. As of July 4, 2021, total compensation expense not yet recognized related to unvested Growth Shares is approximately $9 million, which is expected to be recognized over a weighted average period of 3.14 years.

15.	Redeemable Preferred Shares
In May 2016, the Company issued 10,000,000, 7% redeemable preferred shares totalling £10 million ($
15
million) to unrelated parties. These shares are redeemable by the holders upon an exit, such as an IPO, or sale of the Company and the cumulative dividends are only paid on redemption. As of January 3, 2021, redemption of the preferred shares was not probable. As of July 4, 2021, the

2
9

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Company concluded that the shares were probable of becoming redeemable and, therefore, accreted the shares to their redemption value of $20 million.
The accretion of $5 million is reflected as a reduction in additional paid-in capital on the condensed consolidated statements of changes in redeemable shares and shareholders’ deficit for the 13 weeks and 26 weeks ended July 4, 2021. In addition, the Company remeasured the redeemable preferred shares using the exchange rate in effect at the end of the period and recognized a foreign currency translation gain of
 $1 million, which is reflected within accumulated deficit on the condensed consolidated statements of changes in redeemable shares and shareholders’ deficit for the 13 weeks and 26 weeks ended July 4, 2021.
On March 31, 2021, the Company issued 12,970,766 senior convertible preference shares (the “Senior Preference Shares”) in an aggregate liquidation preference of $175 million, or approximately $13.49 per Senior Preference Share (the “Issuance Price”), to certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates (the “Preference Share Investors”). The Company received net proceeds of $162 million and incurred transaction costs of $13 million related to the Senior Preference Shares. In addition, the Preference Share Investors granted the Company the right to purchase, at the discretion of the Company at any time up to six months effective from March 31, 2021, 5,558,900 Senior Preference Shares in an aggregate liquidation preference of $75 million. The Senior Preference Shares rank senior in right of payment and priority to all other classes of shares of the Company and junior in right of payment to all classes of indebtedness of the Company. The Senior Preference Shares accrue a non-cash
dividend of 8% per annum on the investment amount of the Senior Preference Shares plus all previously compounded non-cash
dividends. During the 13 weeks and 26 weeks ended July 4, 2021, the Company recognized non-cash
preferred dividends of $4 million as an adjustment to the carrying value of the Senior Preference Shares, with a corresponding reduction in additional paid-in
capital on the condensed consolidated statements of changes in redeemable shares and shareholders’ deficit.
The Senior Preference Shares do not have a stated maturity date but are redeemable for cash at the option of the holder on or after March 31, 2026, provided that the Company has not undergone a qualifying public listing prior to that date. The shares may also be redeemed for cash at any time prior to March 31, 2022 at the option of the Company. The Senior Preference Shares (including accrued dividends) are convertible into C ordinary shares at the option of the holders at any time, at a conversion price of $13.49 per share. Upon a public listing of the Company’s shares, the Senior Preference Shares (including accrued dividends) will convert into the publicly listed securities based on the lesser of (i) $13.49 per share, and (ii) the public share offering price multiplied by an agreed upon discount factor. The holders of the Senior Preference Shares are entitled to appoint one non-executive
director and one
non-voting
observer director to the Company’s board and have certain veto rights with respect to shareholder reserved matters. Holders of the Senior Preference Shares are also entitled to vote at general meetings of the Company. As of July 4, 2021, redemption of the Senior Preference Shares was not probable. On July 19, 2021, all of the outstanding Senior Preference Shares were converted into an aggregate of 15,526,619 shares of Class A common stock of Membership Collective Group Inc. immediately upon the closing of the IPO (as described in Note 22, Subsequent Events).

16.	C Ordinary Shares
On August 23, 2019, the Company issued redeemable C ordinary shares to an unrelated third party. On the same date, the new investor purchased A ordinary shares directly from Mr. Nick Jones; these shares were immediately converted into an equal number of redeemable C ordinary shares. On

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

November 4, 2019, the Company issued additional shares to the same investor, resulting in a total of 6,933,004 redeemable C ordinary shares issued and outstanding as of December 29, 2019.
On May 19, 2020, the Company issued an additional 9,502,993 redeemable C ordinary shares to a different unrelated third party for a total subscription price of $100 million, net of discount of $6 million. The Company received net proceeds of $94 million and incurred $1 million of share issuance costs in connection with this issuance. The Company recorded the redeemable C ordinary shares as mezzanine equity as a result of the redemption provision described below.
An investor option was provided in conjunction with the redeemable C ordinary shares issued on May 19, 2020. In March 2021, the investor option was exercised for the full $50 million, net of a discount of $3 million, and the Company issued an additional 4,751,497 redeemable C ordinary shares. The Company received net proceeds of $47 million and did not incur any material share issuance costs in connection with this issuance. As a result, the Company had 21,187,494 redeemable C ordinary shares issued and outstanding as of July 4, 2021.
Upon meeting certain conditions, the holders of the redeemable C ordinary shares described above have the option to redeem all of the shares between October 1, 2023 and March 31, 2024 with respect to the shares issued in August 2019 or between August 23, 2023 and February 23, 2024 with respect to the shares issued in May 2020 and March 2021, provided that the Company has not completed a public listing of its shares prior to the beginning of the respective redemption period. The redemption amount is determined using a 5% stated rate of return on the holders’ aggregate subscription price, calculated for the period between August 23, 2019 (or May 19, 2020 for the subsequent issuance) and the redemption date. As of July 4, 2021, redemption of the redeemable C ordinary shares was not probable and, therefore, the Company recorded the shares at their original issuance price and has not accreted the shares to their redemption value.
On December 8, 2020, Mr. Nick Jones sold certain of his A ordinary shares to an unrelated third party and as a condition of the transaction, the A ordinary shares were converted into 1,710,546 C ordinary shares. Unlike the previously issued redeemable C ordinary shares described above, the investor does not have the right to redeem these converted C ordinary shares. Therefore, 1,710,546 of the total C ordinary shares outstanding as of July 4, 2021 and January 3, 2021 are classified as permanent equity instead of mezzanine equity.
On July 19, 2021, all of the outstanding redeemable C ordinary shares were converted into an aggregate of 6,592,023 shares of Class A common stock and 10,871,215 shares of Class B common stock of Membership Collective Group Inc. immediately prior to the IPO (as described in Note 22, Subsequent Events).

17.	Loss Per Share and Shareholders’ Deficit
The Company has issued four classes of shares. Holders of A ordinary shares (par value of £1) are entitled to one vote for each A ordinary share held. Each A ordinary shareholder is entitled pari passu to dividend payments or any other distributions.
B ordinary shareholders are entitled to income rights in proportion to the A ordinary shareholders based on the number of shares held only after £167 million ($230 million, translated using the exchange rate on July 4, 2021) has been returned in aggregate to the holders of A ordinary shares, the C ordinary shares and the C2 ordinary shares.

3
1

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company issued redeemable C ordinary shares (par value of £1) to unrelated third parties throughout the fiscal years ended December 29, 2019 and January 3, 2021 and during the 13 weeks ended April 4, 2021, as described in Note 16, C Ordinary Shares. The holders of redeemable C ordinary shares are entitled to one vote for each share held. In addition, so long as certain conditions are met, each of the investors will be entitled to appoint one non-executive
director and one
non-voting
observer director to the Company’s board and will also have certain veto rights with respect to a sale of the Company prior to August 23, 2024. All redeemable C ordinary shares are entitled to dividend payments or any other distributions on a pari passu basis with other classes of ordinary shares. Upon a public listing of the Company’s shares, the redeemable C ordinary shares will convert into the same class of shares as the A ordinary shares on a 1:1 basis, subject to certain anti-dilution protection, whereby the holders of the redeemable C ordinary shares will receive additional shares if the value of the as-converted
redeemable C ordinary shares is less than the investors’ initial subscription price.
Separate from the redeemable C ordinary shares discussed above, in December 2020, the Company converted 1,710,546 A ordinary shares into 1,710,546 C ordinary shares which are not redeemable by the Company. These C ordinary shares do not have any voting or veto rights. The shares are entitled to dividend payments or any other distributions on a pari passu basis with other classes of ordinary shares. Upon a public listing of the Company’s shares, the C ordinary shares will convert into the same class of shares as the A ordinary shares on a 1:1 basis, subject to certain anti-dilution protection, whereby the holders of the C ordinary shares will receive additional shares if the value of the as-converted
C ordinary shares is less than the investors’ initial purchase price.
As of January 3, 2021, the Company had 3,326,048
non-voting
C2 ordinary shares outstanding. During the 13 weeks ended July 4, 2021, the Company issued a total of 7,195,367 C2 ordinary shares in connection with various transactions as described in Note 3, Acquisitions. The C2 ordinary shares are entitled to dividend payments or any other distributions on a pari passu basis with other classes of ordinary shares.
In August 2020, the Company established its 2020 Equity and Incentive Plan, under which employees received SARs and Growth Shares which will be settled in D ordinary shares (par value of £0.0001). As of July 4, 2021, there are 2,850,897 D ordinary shares issued and outstanding. Any additional D ordinary shares may be issued only pursuant to the Plan or any other approved incentive plans of the Company. The D ordinary shares do not have any voting rights. D ordinary shareholders are entitled to income and distribution rights in proportion to the A ordinary, B ordinary, C ordinary and C2 ordinary shareholders based on the number of shares held only after $1,800 million has been returned to the holders of all other classes of ordinary shares.
The Company computes loss per share of A ordinary shares, B ordinary shares, C ordinary shares, and C2 ordinary shares using the two-class
method.
The tables below illustrate the reconciliation of the loss and the number of shares used in the calculations of basic and diluted loss per share:

3
2

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	13 Weeks Ended July 4, 2021
(in thousands except share and per share amounts)	A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares
Computation of basic and diluted loss per share
Net loss attributable to Membership Collective Group Inc.	$(46,466)	$(1,247)	$(6,387)	$(1,887)
Less: Cumulative May 2016 preferred shares undeclared dividends	(3,932)	(105)	(540)	(160)
Less: Incremental accretion of May 2016 preferred shares to redemption value	(935)	(25)	(128)	(38)
Add: Foreign currency remeasurement of redeemable preferred shares	754	20	103	31
Less: Non-cash dividends on the Senior Preference Shares	(3,467)	(93)	(476)	(141)

Net loss adjusted for preferred shares dividends	$(54,046)	$(1,450)	$(7,428)	$(2,195)

Weighted average shares outstanding for basic and diluted loss per share	166,575,991	4,469,417	22,898,040	6,764,231

Basic and diluted loss per share	$(0.32)	$(0.32)	$(0.32)	$(0.32)

	13 Weeks Ended June 28, 2020
(in thousands except share and per share amounts)	A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares
Computation of basic and diluted loss per share
Net loss attributable to Membership Collective Group Inc.	$(68,409)	$(1,830)	$(4,549)	$(1,362)
Less: Cumulative preferred shares undeclared dividends	(3,407)	(91)	(227)	(68)

Net loss adjusted for preferred shares dividends	$(71,816)	$(1,921)	$(4,776)	$(1,430)

Weighted average shares outstanding for basic and diluted loss per share	167,066,783	4,469,417	11,110,144	3,326,048

Basic and diluted loss per share	$(0.43)	$(0.43)	$(0.43)	$(0.43)

	26 Weeks Ended July 4, 2021
(in thousands except share and per share amounts)	A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares
Computation of basic and diluted loss per share
Net loss attributable to Membership Collective Group Inc.	$(123,304)	$(3,308)	$(16,119)	$(3,735)
Less: Cumulative May 2016 preferred shares undeclared dividends	(3,988)	(107)	(521)	(121)
Less: Incremental accretion of preferred shares to redemption value	(948)	(25)	(124)	(29)
Add: Foreign currency remeasurement of redeemable preferred shares	765	20	100	23
Less: Non-cash dividends on the Senior Preference Shares	(3,518)	(94)	(459)	(106)

Net loss adjusted for preferred shares dividends	$(130,993)	$(3,514)	$(17,123)	$(3,968)

Weighted average shares outstanding for basic and diluted loss per share	166,575,991	4,469,417	21,775,434	5,045,139

Basic and diluted loss per share	$(0.79)	$(0.79)	$(0.79)	$(0.79)

3
3

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	26 Weeks Ended June 28, 2020
(in thousands except share and per share amounts)	A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares
Computation of basic and diluted loss per share
Net loss attributable to Membership Collective Group Inc.	$(108,798)	$(2,919)	$(5,892)	$(2,172)
Less: Cumulative preferred shares undeclared dividends	(3,445)	(92)	(187)	(69)

Net loss adjusted for preferred shares dividends	$(112,243)	$(3,011)	$(6,079)	$(2,241)

Weighted average shares outstanding for basic and diluted earnings per share	166,588,448	4,469,417	9,021,574	3,326,048

Basic and diluted loss per share	$(0.67)	$(0.67)	$(0.67)	$(0.67)

The net loss attributable to the Company in calculating basic and diluted loss per share for all periods presented is adjusted for cumulative undeclared dividends on the May 2016 preferred shares. In addition, the net loss attributable to the Company in calculating basic and diluted loss per share for the 13 weeks and 26 weeks ended July 4, 2021 is adjusted for non-cash
dividends on the Senior Preference Shares.
The loss per share calculations for the 13 weeks and 26 weeks ended July 4, 2021 and June 28, 2020 exclude additional shares that would be issuable to the holders of redeemable C ordinary shares in the event of a public listing that resulted in the value of the redeemable C ordinary shares being less than the investor’s initial subscription price, because the impact of including such additional shares would be anti-dilutive. In addition, the loss per share calculation for the 13 weeks and 26 weeks ended July 4, 2021 excludes: (i) D ordinary shares, as the related Growth Shares have not yet vested and the inclusion of D ordinary shares in diluted loss per share would be anti-dilutive; and (ii) additional shares that would be issuable to the holders of the Senior Preference Shares if such shares were converted into C ordinary shares at the option of the holders, because the impact of including such additional shares would be anti-dilutive.

18.	Commitments and Contingencies
Litigation Matters
The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company’s management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company’s condensed consolidated financial statements.
Commitments and Contingencies
In connection
with the closure of Houses across the world beginning on March 14, 2020, the Company in its discretion issued membership credits to members to be redeemed for certain Soho House products and services. Membership credits were issued as a one-time
goodwill gesture deemed to be a marketing offer to members, and were initially set to expire on December 31, 2020. The liability associated with the membership credits is derecognized based on the usage of credits and the cost of the inventory or services to fulfill the Company’s obligation to its members; this liability is classified within other current liabilities on the Company’s condensed consolidated balance sheet. In March 2021, the Company decided in its discretion to further extend the expiration date to September 30, 2021. The Company simultaneously adjusted its obligation based on its best estimate

3
4

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

of the cost to be incurred. The maximum cost the Company could incur is approximately $25 million, however this is highly unlikely and the liability recorded reflects management’s best estimate of the redemption rate applied to the membership credits issued. The redemption rate is based on the Company’s cumulative experience to-date.
Accordingly, an estimated liability of $12 million and $12 million was accrued as of July 4, 2021 and January 3, 2021, respectively. There are associated marketing expenses of $1 million and $16 million during the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $4 million and $16 million that were incurred during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively, which are included within other expense in the condensed consolidated statements of operations
.
Capital Commitments
As of July 4, 2021, capital expenditure commitments contracted for but not yet incurred total $4 million and are related primarily to construction and site improvement costs for Soho House Austin. As of January 3, 2021, capital expenditure commitments contracted for but not yet incurred total $1 million and are related primarily to Soho House Hong Kong.

19.	Income Taxes
For the 13 weeks and 26 weeks ended July 4, 2021, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet. The Company has generated incremental deferred tax assets relating to tax losses and excess interest based on the results for the 13 weeks and 26 weeks ended July 4, 2021. Full valuation allowances have been recorded against the incremental deferred tax assets recognized. The level of unrecognized tax benefits has increased by $2 million and $3 million in the 13 weeks and 26 weeks ended July 4, 2021. There is no impact on the Company’s effective tax rate for the 13 weeks and 26 weeks ended July 4, 2021 as there is a corresponding reduction in the valuation allowance applied for the period.
During the period, the UK government enacted a change in tax rate from the current 19% to 25%, with effect from April 1, 2023. The Company has therefore re-measured
its UK deferred tax assets and liabilities. Net deferred tax assets, before valuation allowance, increased by $21 million, with a corresponding increase in the valuation allowance. Therefore, there was no impact on the Company’s condensed consolidated balance sheet or statements of operations as of and for any period presented.
The effective tax rate for the 13 weeks ended July 4, 2021 was (0.01)%, compared to 0.35% for the 13 weeks ended June 28, 2020. The effective tax rate for the 26 weeks ended July 4, 2021 was 0.54%, compared to 0.31% for the 26 weeks ended June 28, 2020. The effective income tax rate for the 13 weeks and 26 weeks ended July 4, 2021 and the 13 weeks and 26 weeks ended June 28, 2020 differs from the UK statutory rate of 19% primarily due to a full valuation allowance being recorded against the tax losses and other deferred tax assets generated in the periods ended July 4, 2021 and
June 28, 2020.

20.	Segments
The Company’s
 core operations comprise of Houses and restaurants across a number of territories, which are managed on a geographical basis. In addition to Houses and restaurants, the Company offers other products and services, such as retail, home & beauty products and services, which comprise its Retail, Home & Beauty operating segment. The Company also provides build-out
and design services, which comprise its Soho House Design operating segment.

3
5

The Company has identified the following four reportable segments:

•	UK,

•	North America,

•	Europe and RoW,

•	Soho House Design.
The Company analyzed the results of the Retail, Home & Beauty and Soho Works operating segments and concluded that they did not warrant separate presentation as reportable segments as they do not provide additional useful information to the readers of the financial statements. Therefore, these segments are included as part of an “All Other” category.
The Company manages and assesses the performance of the reportable segments by adjusted EBITDA, which is defined as net income (loss) before depreciation and amortization, interest expense, net, provision (benefit) for income taxes, adjusted to take account of the impact of certain non-cash
and other items that the Company does not consider in its evaluation of ongoing operating performance. These other items include, but are not limited to, loss (gain) on sale of property and other, net, share of loss (profit) of equity method investments, foreign exchange, pre-opening
expenses,
non-cash
rent, deferred registration fees, net, share of equity method investments adjusted EBITDA, and share-based compensation expense.
The following tables present disaggregated revenue for the 13 weeks and 26 weeks ended July 4, 2021 and June 28, 2020 and the key financial metrics reviewed by the Chief Operating Decision Maker (“CODM”) for the Company’s reportable segments:

(in thousands)	13 Weeks Ended July 4, 2021
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Membership revenues	$22,344	$14,436	$5,062	$—	$41,842	$5,043	$46,885
In-House revenues	24,172	17,831	5,248	—	47,251	—	47,251
Other revenues	9,914	8,718	4,777	4,107	27,516	8,834	36,350

Total segment revenue	56,430	40,985	15,087	4,107	116,609	13,877	130,486
Elimination of equity accounted revenue	(2,597)	(1,372)	(2,438)	—	(6,407)	—	(6,407)

Consolidated revenue	$53,833	$39,613	$12,649	$4,107	$110,202	$13,877	$124,079

(in thousands)	13 Weeks Ended June 28, 2020
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Membership revenues	$25,797	$12,800	$5,534	$—	$44,131	$2,476	$46,607
In-House revenues	960	—	2,302	—	3,262	—	3,262
Other revenues	2,775	391	178	2,786	6,130	4,964	11,094

Total segment revenue	29,532	13,191	8,014	2,786	53,523	7,440	60,963
Elimination of equity accounted revenue	(2,822)	(36)	(1,101)	—	(3,959)	—	(3,959)

Consolidated revenue	$26,710	$13,155	$6,913	$2,786	$49,564	$7,440	$57,004

3
6

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	26 Weeks Ended July 4, 2021
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Membership revenues	$43,602	$28,054	$10,147	$—	$81,803	$7,544	$89,347
In-House revenues	38,428	17,891	7,673	—	63,992	—	63,992
Other revenues	17,901	9,489	4,801	8,460	40,651	15,541	56,192

Total segment revenue	99,931	55,434	22,621	8,460	186,446	23,085	209,531
Elimination of equity accounted revenue	(7,666)	(1,409)	(3,976)	—	(13,051)	—	(13,051)

Consolidated revenue	$92,265	$54,025	$18,645	$8,460	$173,395	$23,085	$196,480

(in thousands)	26 Weeks Ended June 28, 2020
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Membership revenues	$53,225	$27,265	$11,229	$—	$91,719	$5,485	$97,204
In-House revenues	33,550	26,022	15,375	—	74,947	—	74,947
Other revenues	12,207	9,813	256	7,830	30,106	11,764	41,870

Total segment revenue	98,982	63,100	26,860	7,830	196,772	17,249	214,021
Elimination of equity accounted revenue	(8,473)	(1,316)	(5,676)	—	(15,465)	—	(15,465)

Consolidated revenue	$90,509	$61,784	$21,184	$7,830	$181,307	$17,249	$198,556

Revenue recognized from Soho House Design totaled $4 million and $3 million during the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $8 million and $8 million for the 26 weeks ended July 4, 2021 and June 28, 2020, respectively. During the fiscal year ended December 29, 2019, Soho House Design ceased providing build-out
services as a result of the Company’s decision to shift strategic focus to the higher-margin design services. Some of SHD’s build-out
services are provided as part of the Company’s
in-house
development activities (including to certain related parties as described in Note 21, Related Parties), which do not generate revenues from third parties.
The following tables present the reconciliation of reportable segment adjusted EBITDA to total consolidated segment revenue and the reconciliation of net loss to adjusted EBITDA:

(in thousands)	13 Weeks Ended July 4, 2021
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$53,833	$39,613	$12,649	$4,107	$110,202	$13,877	$124,079
Total segment operating expenses	(42,933)	(40,519)	(13,886)	(6,310)	(103,648)	(20,025)	(123,673)
Share of equity method investments adjusted EBITDA	652	98	706	—	1,456	—	1,456

Reportable segments adjusted EBITDA	11,552	(808)	(531)	(2,203)	8,010	(6,148)	1,862
Unallocated corporate overhead							(11,471)

Consolidated adjusted EBITDA							(9,609)
Depreciation and amortization							(21,905)
Interest expense, net							(17,018)
Income tax expense							(3)
Gain on sale of property and other, net							6,903
Share of loss of equity method investments							(130)
Foreign exchange							(1,055)

3
7

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Pre-opening expenses	(6,493)
Non-cash rent	4,716
Deferred registration fees, net	(10)
Share of equity method investments adjusted EBITDA	(1,456)
Share-based compensation expense	(2,548)
Other expenses, net	(8,500)

Net loss	$(57,108)

	13 Weeks Ended June 28, 2020
(in thousands)	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$26,710	$13,155	$6,913	$2,786	$49,564	$7,440	$57,004
Total segment operating expenses	(20,998)	(12,877)	(7,375)	(3,802)	(45,052)	(8,666)	(53,718)
Share of equity method investments adjusted EBITDA	464	(1)	35	—	498	—	498

Reportable segments adjusted EBITDA	6,176	277	(427)	(1,016)	5,010	(1,226)	3,784
Unallocated corporate overhead							(5,706)

Consolidated adjusted EBITDA							(1,922)
Depreciation and amortization							(16,176)
Interest expense, net							(17,897)
Income tax benefit							277
Loss on sale of property and other, net							(12)
Share of loss of equity method investments							(2,136)
Foreign exchange							(4,903)
Pre-opening expenses							(5,701)
Non-cash rent							(5,423)
Deferred registration fees, net							253
Share of equity method investments adjusted EBITDA							(498)
Other expenses, net							(23,719)

Net loss							$(77,857)

(in thousands)	26 Weeks Ended July 4, 2021
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$92,265	$54,025	$18,645	$8,460	$173,395	$23,085	$196,480
Total segment operating expenses	(75,956)	(54,991)	(21,486)	(13,261)	(165,694)	(31,145)	(196,839)
Share of equity method investments adjusted EBITDA	1,558	(16)	785	—	2,327	—	2,327

Reportable segments adjusted EBITDA	17,867	(982)	(2,056)	(4,801)	10,028	(8,060)	1,968
Unallocated corporate overhead							(18,891)

Consolidated adjusted EBITDA							(16,923)
Depreciation and amortization							(39,750)
Interest expense, net							(46,622)
Income tax benefit							820
Gain on sale of property and other, net							6,903
Share of loss of equity method investments							(826)
Foreign exchange (1)							(15,922)
Pre-opening expenses							(11,318)
Non-cash rent							(5,707)
Deferred registration fees, net							389
Share of equity method investments adjusted EBITDA							(2,327)
Share-based compensation expense							(4,677)
Other expenses, net							(14,185)

Net loss							$(150,145)

(1)	Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.

3
8

Membership Collective Group Inc
.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	26 Weeks Ended June 28, 2020
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$90,509	$61,784	$21,184	$7,830	$181,307	$17,249	$198,556
Total segment operating expenses	(72,611)	(56,838)	(24,590)	(8,408)	(162,447)	(18,439)	(180,886)
Share of equity method investments adjusted
EBITDA	1,279	(23)	452	—	1,708	—	1,708

Reportable segments adjusted EBITDA	19,177	4,923	(2,954)	(578)	20,568	(1,190)	19,378
Unallocated corporate overhead							(14,564)

Consolidated adjusted EBITDA							4,814
Depreciation and amortization							(31,125)
Interest expense, net							(35,653)
Income tax benefit							380
Loss on sale of property and other, net							(11)
Share of loss of equity method investments							(2,312)
Foreign exchange							(5,294)
Pre-opening expenses							(11,388)
Non-cash rent							(13,319)
Deferred registration fees, net							(1,432)
Share of equity method investments adjusted EBITDA							(1,708)
Other expenses, net							(25,789)

Net loss							$(122,837)

3
9

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	13 Weeks Ended		26 Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net loss	$(57,108)	$(77,857)	$(150,145)	$(122,837)
Depreciation and amortization	21,905	16,176	39,750	31,125
Interest expense, net	17,018	17,897	46,622	35,653
Income tax expense (benefit)	3	(277)	(820)	(380)

EBITDA	(18,182)	(44,061)	(64,593)	(56,439)
(Gain) loss on sale of property and other, net	(6,903)	12	(6,903)	11
Share of loss of equity method investments	130	2,136	826	2,312
Foreign exchange	1,055	4,903	15,922	5,294
Pre-opening expenses (1)	6,493	5,701	11,318	11,388
Non-cash rent	(4,716)	5,423	5,707	13,319
Deferred registration fees, net	10	(253)	(389)	1,432
Share of equity method investments adjusted EBITDA	1,456	498	2,327	1,708
Share-based compensation expense, net of tax	2,548	—	4,677	—
Other expenses, net (2)	8,500	23,719	14,185	25,789

Adjusted EBITDA	$(9,609)	$(1,922)	$(16,923)	$4,814

(1)	The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.
(2)
Represents other items included in operating expenses, which are outside the normal scope of the Company’s ordinary activities or non-cash,
including expenses incurred in respect of membership credits of $1 million and $16 million for the 13 weeks ended July 4, 2021 and June 28, 2020, respectively and $4 million and $16 million for the 26 weeks ended July 4, 2021 and June 28, 2020, respectively. Other expenses, net also include
IPO-related
costs of $7 million and corporate financing and restructuring costs of $2 million incurred during the 26 weeks ended July 4, 2021 and the Soho Restaurants guarantee provision of $5 million recognized during the 13 weeks ended June 28, 2020 (refer to Note 4, Consolidated Variable Interest Entities).

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use
assets and equity method investments) by geographic area as of July 4, 2021 and January 3, 2021. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

(in thousands)	July 4, 2021	January 3, 2021
Long-lived assets by geography
United Kingdom	$577,577	$567,093
North America	763,704	760,864
All other foreign countries	237,687	327,582

Total long-lived assets	$1,578,968	$1,655,539

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

21.	Related Party Transactions
In 2017, Soho Works Limited entered into a term loan facility agreement with two individuals who are the holders of the Company’s redeemable preferred shares. In December 2019, Soho Works Limited drew £11 million ($14 million) under this facility. For additional information, refer to Note 12, Debt – Related Party Loans.
In 2013, 2016, 2018, and 2019, the Company entered into certain loans with its existing shareholders, affiliates of The Yucaipa Companies, LLC, Richard Caring and Nick Jones. These loans have been repaid or converted into ordinary shares of the Company as of January 3, 2021. For additional information, refer to Note 12, Debt – Related Party Loans.
The amounts owed by (to) equity method investees due within one year are as follows:

(in thousands)	July 4, 2021	January 3, 2021
Soho House Toronto Partnership	$(1,572)	$(1,787)
Soho House—Cipura (Miami), LLC	—	1,427
Raycliff Red LLP	(2,263)	(684)
Mirador Barcel S.L.	480	773
Little Beach House Barcelona S.L.	42	1
Mimea XXI S.L.	263	149

	$(3,050)	$(121)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the condensed consolidated balance sheets.
In 2016, Soho Works Limited, a consolidated VIE, entered into an agreement to lease a property under construction by the landlord with Store Holding Group Ltd, a wholly-owned subsidiary of the noncontrolling interest holders of SWL. The handover of six floors of the leased property occurred on a floor-by-floor
basis upon substantial completion of landlord improvements, resulting in multiple lease commencement dates in 2019. Lease commencement for the remaining four floors commenced during 2020 upon substantial completion of landlord improvements. The operating lease asset and liability associated with this lease are $100 million and $121 million as of July 4, 2021, respectively, and $100 million and $120 million as of January 3, 2021, respectively. Rent expense associated with this lease totaled $3 million and $2 million during the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $6 million and $4 million during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively.
The Company is party to a property lease arrangement with The Yucaipa Companies LLC. The operating lease asset and liability associated with this lease are $11 million and $17 million as of July 4, 2021, respectively, and $12 million and $17 million as of January 3, 2021, respectively. Rent expense associated with this lease totaled $1 million and $1 million for the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $2 million and $2 million during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively.

4
1

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019 for 137 Ludlow Street, New York with Ludlow 137 Holdings LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 22 years until April 20, 2041, with options to extend for three additional five-year terms. The operating lease right-of-use
asset and liability associated with this lease were $9 million, $15 million, respectively, as of July 4, 2021 and $9 million and $15 million, respectively, as of January 3, 2021. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $1 million and less than $1 million during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively.
The Company leases the Ludlow property from 139 Ludlow Acquisition LLC, an equity method investee. This is a
25-year
lease that commenced May 1, 2016. The operating lease
right-of-use
asset and liability associated with this lease were $30 million and $34 million, respectively, as of July 4, 2021 and $31 million and $34 million, respectively, as of January 3, 2021. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended July 4, 2021 and June 28, 2020, respectively, and $2 million and $2 million during the 26 weeks ended July 4, 2021 and June 28, 2020, respectively.
The Company leases the Tel Aviv House from an affiliate of Raycliff Capital, LLC which holds a portion of the redeemable C ordinary shares. This lease commenced on June 1, 2021. The operating lease right-of-use
asset and liability associated with this lease were $23 million and $22 million, respectively, as of July 4, 2021. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks and 26 weeks ended, respectively.
In return for arranging, and providing financial and transaction advisory services in connection with, the issuance of the Senior Secured Notes and the Senior Preference Shares as described in Note 12, Debt, and Note 15, Redeemable Preferred Shares, respectively, an affiliate of Yucaipa Companies LLC received a fee in an aggregate amount of $10 million pursuant to a fee letter arrangement with the Company dated March 23, 2021.

22.	Subsequent Events
Initial Public Offering
On July 19, 2021, we completed the IPO of Class A of our common stock pursuant to a Registration Statement on Form
S-1
(File
No. 333-257206).
Immediately prior to the closing of the IPO, we completed the following transactions which resulted in changes to our outstanding ordinary shares:

•
Affiliates of The Yucaipa Companies, LLC, and Messrs. Ron Burkle, Nick Jones, and Richard Caring exchanged their equity interests in Soho House Holdings Limited for 4,466,535 shares of Class B common stock of Membership Collective Group Inc. having an equivalent value;

•
The other existing equity holders of Soho House Holdings Limited exchanged their equity interests for 30,461,812 shares of Class A common stock of Membership Collective Group Inc. having an equivalent value.

In the IPO, we sold 30,567,918 shares of Class A common stock at a public offering price of $14.00 per share, including 567,918 shares of Class A common sold pursuant to the underwriters’ partial exercise of a “greenshoe” option to purchase additional shares of common stock to cover over-allotments.

4
2

Membership Collective Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The net proceeds were $402
million, after deducting underwriting discounts. A portion of the proceeds from the IPO was used to repay outstanding indebtedness of $98 million in respect of our revolving credit facility and to pay the redemption price of the outstanding May 2016 redeemable preferred shares in an aggregate amount of $20 million.

4
3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form
10-Q
and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus dated July 14, 2021 that forms a part of our Registration Statement on Form
S-1
(File
No. 333-257206),
as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on July 16, 2021.
In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section in this Quarterly Report on Form 10-Q, and under Part II, Item 1A below. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and events to differ from those anticipated. These statements are based upon information currently available to us, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
Overview
Our Membership Platform
The Membership Collective Group (
“
MCG
”
) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change.
We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 26 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of July 4, 2021, we have over 127,800 members (including over 111,900 Soho House members) who engage with MCG through our global portfolio of 30 Soho Houses, nine Soho Works, The Ned in London, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.
The central pillar of MCG is Soho House, which drives the majority of our membership and revenue today. Since the opening of our first House in the Soho district of London in 1995, we have successfully identified the demand for a premium membership offering that caters to a progressive, creative and diverse global audience. Today, we believe our membership offering, consistently high standards of service, and our global footprint remain unparalleled. A Soho House membership offers access to a network of distinctive and carefully curated Houses, across North America, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including the SH.APP and our website. Our vision for the SH.APP has always been for it to be like having a House in your pocket. It’s our central destination for members to make bookings and payments, to connect with each other and access video content and podcasts — made for our members, by our members. Annually, we host thousands of physical and digital member events worldwide, spanning film, fashion, art, food and drink, well-being, work and music—and help our members forge connections to bring them closer together.
Our membership expertise, honed through the growth of Soho House, has led to our evolution into the Membership Collective Group, a home to numerous memberships including Cities Without Houses, Soho Works, Soho Friends, Soho House Digital, SOHO HOME+ and Ned’s Club. By designing, curating and growing our membership offering, our membership platform can quickly and easily respond to shifting lifestyle trends and the evolution of our members’ needs. Our memberships work together, allowing us to reach new audiences with a set of interconnected offerings.
Everything we do across these memberships begins and ends with our members. The foundation of our member experience has been crafted over our
26-year
history and is built on the following pillars:

•
Membership:
We are in the business of forging connections and bringing people together. Our diverse global membership is the soul of our company. It is the people that define our culture and shape the experience – in turn attracting new members.

•
Physical and digital spaces:
We create and operate interconnected spaces. Each of our physical locations is designed to reflect our members and the local community that they serve. Our digital platforms extend our connection with members beyond our physical spaces, in turn significantly enhancing the member experience.

•
Design:
Our design DNA is instantly recognizable across all of our membership models, whether in our Houses, Soho Works, The Ned, Scorpios Beach Club or Soho Home. While each House is unique, they each have a consistency in their architectural and interior style that has come to define the Soho House experience. In each new House or site that we develop for our other brands, this style is interpreted for local tastes and preferences, reflecting the culture of the respective city.

•
Services, products and experiences:
Our member-obsessed culture drives us to relentlessly improve the quality of the services, products and experiences we offer to our members. We do not cut corners or compromise on quality, taking the long-term view that there is no substitute for the highest quality services, products and experiences when it comes to fostering loyalty from our members.

•
Innovation:
We have always strived to adapt and evolve by anticipating our members’ needs and wants. Innovation has always been part of our culture and approach, and we have used that mindset to create new memberships to serve a wider audience of people who desire personal connection via new channels.

•	House Foundations: We are committed to integrating the pillars of our social responsibility and sustainability program, House Foundations, into everything we do.
Our membership has remained resilient through multiple economic cycles and the
COVID-19
pandemic. When our physical sites were forced to close as a result of the
COVID-19
pandemic, there was minimal impact on the retention of Soho House members. The power of our model is driven by the important role we believe that we play in our members’ lives and the value we consistently provide them for their membership fees. We believe our retention compares favorably to leading consumer subscriptions or memberships—across music, media, fitness, entertainment and commerce—despite, in many cases, their significantly lower price points.
The demand for our membership is also demonstrated by our large and growing MCG global wait list, which as of July 4, 2021 stands at over 63,700 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.
There are multiple consumer forces at play that have increased the relevance of our memberships. We have observed a secular shift in the ways that people live and work—with less time spent in traditional corporate offices and more time in social spaces that encourage creativity and mutual engagement. We believe that these trends will only accelerate, and that the freedom to be able to choose where to live and work—particularly in light of the
COVID-19
pandemic—will likely have a significant impact on our target market. We believe this will create an even greater demand for curated communities that can grow and thrive in a more deliberate environment.
For the 13 weeks ended July 4, 2021, of our $124 million in revenue, $45 million (36%) was attributable to Membership Revenues, $46 million (37%) to
In-House
Revenues, and $33 million to Other Revenues (27%). For the 13 weeks ended June 28, 2020, of our $57 million in revenue, $44 million (78%) was attributable to Membership Revenues, $3 million (5%) to In-House Revenues, and $9 million to Other Revenues (17%).
For the 26 weeks ended July 4, 2021, of our $196 million in revenue, $85 million (43%) was attributable to Membership Revenues, $62 million (32%) to In-House Revenues, and $49 million to Other Revenues (25%). For the 26 weeks ended June 28, 2020, of our $199 million in revenue, $92 million (46%) was attributable to Membership Revenues, $71 million (36%) to In-House Revenues, and $35 million to Other Revenues (18%).
Membership Revenues are comprised of annual membership fees and one-time
initial registration fees paid by members.
In-House
Revenues include all revenues realized within our Houses, including food and beverage, accommodation, and spa products and treatments. Other Revenues include all revenues not realized within our Houses, including Scorpios, Soho Works and standalone restaurants, design and procurement fees from Soho House Design and Soho Home among others. We view Membership Revenues and
In-House
Revenues as interrelated, insofar as although there is no minimum spend for any member on our
In-House
offerings that generate
In-House
Revenues. In practice the significant majority of
In-House
Revenues are generated by our members, and the pricing of our
In-House
offerings reflects that accordingly, with pricing of such
In-House
offerings being identical for both members and
non-members.
Our Membership Platform
All of our memberships have been built to enrich the lives of their members, as well as expand our membership offering to a broader audience.
Soho House
Soho House remains at the core of our membership platform by creating a foundation upon which additional membership businesses can be built and scaled. While our physical Houses provide our foundation, the people inside them are the soul of Soho House. As a membership founded for the creative industries, we are proud to have championed members who have gone on to shape our cultural landscape as world class writers, artists, performers, directors, founders, designers, and producers – all reflecting the spirit and energy of Soho House.
The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a current US Every House annual membership fee of approximately $3,400 providing access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (21 years old and younger) and “Millennials”
(22-
to
37-year-olds)
constituting the fastest-growing cohorts. We also believe that the pricing of our
In-House
offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.
We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•	Cities Without Houses
In 2017, we introduced a new type of Soho House membership known as Cities Without Houses (‘CWH’), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including in Austin, Texas, which partially open in June 2021, and Paris, which is expected to open in the second half of 2021. We currently have more than 4,500 CWH members across 45 cities, paying an annual US membership price of $2,630.

•	Soho House Digital Membership
The ambition for Soho House has always been to create a truly global membership that brings creative people together, from all over the world. We believe that we will be able to achieve this through the introduction of Soho House Digital Membership—a new, paid digital-only membership that we are now actively working on. Not limited by our physical footprint, Soho House Digital Membership will expand our global reach, allowing us to move further into Asia, Africa and South America, adding fascinating creatives from dynamic cities to our membership.
Soho House Digital Membership will be subject to the same application and approval process as Soho House membership, allowing like-minded individuals to connect, communicate and collaborate with each other, in a purely digital space through the SH.APP. It will make our membership truly diverse, and will enable the best creatives from all over the world to make meaningful connections with each other. In the same way that we’ve grown Cities Without Houses membership in 45 cities around the world, we will use our connections and liaisons on the ground in new cities to build awareness of digital membership, growing it organically through existing creative communities.
By leveraging our digital platforms in this way, and removing the reliance on physical spaces to experience the benefits of our membership, we have created a gateway to previously untapped growth opportunities. We believe this new membership type will be attractive to potential members who are already used to socializing, networking and working digitally. Existing Soho House members will also receive the full functionalities of the Soho House Digital Membership, and therefore, the introduction of the Soho House Digital Membership only serves to improve the richness of their membership experience, making it more valuable – with new opportunities to connect with and consume content from a truly global and diverse membership base.

•	Soho Friends
There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of £100. We offer access to physical spaces, including Soho House bedrooms, and Soho Studios (our new social spaces for Soho Friends and Soho House members) that host curated programs of events and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. Between November 2020 and June 2021, we have received almost 12,500 applications, the majority of which originated from a recommendation of a Soho House member or an MCG employee, and accepted over 9,300 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.
Soho Home
Soho Home was created as a result of the constant requests from our members to recreate the look and feel of the Houses in their own homes. Soho Home is an interiors and lifestyle retail brand that offers handcrafted furniture, lighting, textiles, tableware and accessories through ecommerce. Over the past year, we have transformed Soho Home into a high growth retail business, and in October 2020, we launched SOHO HOME+, which is a subscription-based membership platform with over 3,400 members as of July 4, 2021, that offers price discounts, free delivery, and expert design advice plus early access to new collections and seasonal sales for an annual price of £60.

Soho Works
First launched in 2015, Soho Works provides its members with the space and resources to work alongside other like-minded individuals and businesses—facilitating connections and providing the tools to flourish. Aimed at existing Soho House and Soho Friends members, Soho Works draws on the same design principles and membership ethos as Soho House, but is a space purposed entirely for work and creative collaboration.
Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of July 4, 2021, we had over 3,100 members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership ranges from $250—$600 per month, depending on membership type.
Scorpios Beach Club
Set in a cove on the southern tip of Mykonos, Scorpios offers a one of a kind beach experience with a well-established globally recognized brand. With a restaurant, terraces and daybeds, and a distinctive wellness offering, Scorpios enriches the lives of its guests who are looking to escape from their daily lives. We believe the Scorpios concept has significant potential to expand into additional locations as a key part of our platform and we expect to open our second site in Tulum, Mexico at the end of 2022. While we do not currently offer a standalone membership, there is significant interest from our customers to do so and we therefore plan to launch a unique Scorpios membership in 2022.
The Ned
The Ned has created a new space in the heart of the City of London for its members to meet, eat, drink and socialize. The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full service members’ club. The membership offered by The Ned (“Ned’s Club”) is aimed at a broader group of professional people. As of July 4, 2021, Ned’s Club had just under 2,900 members, and intends to expand into additional cities beyond London. We have recently launched Ned Friends – a more accessible membership similar to Soho Friend for frequent visitors and customers of The Ned. We receive management fees under our hotel management contract for the operation of The Ned.
The Line
On June 22, 2021, we acquired the operating agreements relating to the ‘The Line’ and ‘Saguaro’ hotels. The hotels that are currently operational are located in Los Angeles, Washington, Austin, Scottsdale and Palm Springs, and among them offer a variety of food and beverage offerings together with approximately 1,470 hotel rooms. A further hotel is under development in San Francisco. We receive management fees under our hotel management contract for the operation of these hotels. We believe the transaction will broaden our geographic reach in North America. Refer to Item 1 Financial Statements Note 3 Acquisitions for further information.
Recent Developments
On July 14, 2021, our Registration Statement on Form
S-1
relating to the IPO of our common stock was declared effective by the SEC. In connection with the IPO, we issued and sold 30,567,918 shares of common stock (including shares issued pursuant to the partial exercise of the underwriters’ option to purchase additional shares) at a public offering price of $14.00 per share for net proceeds of $402 million, after deducting underwriting discounts.
Refer to Note 22 - Subsequent Events in this Quarterly Report on Form 10-Q for further information.
Factors Affecting Our Business
We believe the coveted lifestyle brand we have created has significant and proven growth potential. This potential, combined with the stability of our membership base, we believe will enable us to maintain our position as an industry leader in the future. We expect to grow our member base by growing the number of Soho Houses, continuing to scale our existing membership brands and launching and growing new membership brands. We believe our track record in expanding and growing our platform will position us to achieve significant and sustained growth.
A significant portion of our revenues is derived from House Revenues which consist of Membership Revenues and
In-House
Revenues. Our Membership Revenues, which are reflective of our steady and growing global brand, help to provide us with a recurring revenue base that limits the impact of fluctuations in regional economic conditions.

Our business and future performance is also affected by a variety of factors, including:

•
The ability to grow our member base.
Long-term member growth is a direct driver of Membership Revenue growth and an important factor in
In-House
Revenue growth. The impact of long-term member growth on Membership Revenues can be particularly impactful to our earnings given the lower direct expenses associated with incremental Membership Revenues relative to our other revenue streams.

•
Our ability to grow
In-House
Revenues
. In addition to their annual membership fee, our members pay for goods and services that they consume, which we refer to as
In-House
Revenues. We continue to actively develop the offerings in our Soho Houses and our other membership brands to improve overall experience and capture greater spend on food and beverage, accommodation, spa services, private events and our other goods and services. We believe that the pricing of our
In-House
offerings, which is reflective of the membership fees we receive from members who consume most of our
In-House
offerings, represents great value to our members for the level of quality provided, reinforcing the overall membership experience, rewarding brand loyalty and creating the opportunity for future revenue enhancement. Our proven ability to drive long-term member growth at existing Houses is also an important contributing factor in sustaining
In-House
Revenue growth.

•
Our ability to adjust membership pricing
. As we expand our number of Soho Houses globally and continue to invest in maintaining the quality of our existing Soho Houses, we are able to grow Membership Revenue by periodically reviewing our membership fee rates, as well as migrating members from Local House to Every House membership, which also has the effect of increasing Membership Revenues and offering new membership brands to join. Contrary to traditional hospitality companies which may experience brand dilution as they expand, the value of our membership and brand strengthens as we expand into new cities and properties and new membership brands. As we expand globally, the value of an Every House membership becomes more compelling to both new and existing members, enhancing our revenue potential. Historically, our membership price increases have not had a material impact on our retention rates and we believe this provides a strong indication of demand and price inelasticity for our memberships.

•
Our ability to grow our membership brands and products
. We believe the strength of our brand and our culture of creativity and innovation will allow us to continue to capitalize on opportunities in complementary concepts and product lines and that our adjacent lines of business can achieve substantial stand-alone scale. Our expansion into new products and businesses can contribute meaningfully to our revenue in the future as we tap into our existing and growing membership base.

Reportable Segments
Our operations consist of four reportable segments (United Kingdom, North America, Europe and Rest of the World (“ROW”), Soho House Design) and one
non-reportable
segment that we present as “all other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and stand-alone restaurants. Refer to Note 20 - Segments in this Quarterly Report on Form 10-Q for more information on reportable segments.
Key Performance and Operating Metrics Evaluated by Management
In assessing the performance of our business, we consider a variety of operating and financial measures. These key measures include:
NUMBER OF SOHO HOUSES
. The number of Soho Houses reflects the total number of Soho Houses in operation in any period, irrespective of whether each House is (i) controlled by us, (ii) operated through a non-controlling
interest in a joint venture or (iii) operated through a management contract.
We review the number of members from all Houses to assess new member growth, total House Revenues, and House-Level Contribution.
NUMBER OF SOHO HOUSE MEMBERS
. Our Soho House membership model is an integral part of our business and has a significant impact on our profitability and financial performance. Typically, members hold an Every House membership or a Local House membership. Member count is the primary driver of Membership Revenues and is also a critical factor in
In-House
Revenues as members utilize the offerings that are provided within the Houses. Soho House members include all active, frozen and non-paying
members.
The extent to which we achieve growth in our membership base, retain existing members and periodically increase our membership fee rates will impact our profitability. We have historically enjoyed strong member loyalty, reflected by very high retention rates. Robust demand for our memberships is also evidenced by considerable wait lists for our Houses.
The year-over-year increase in our total number of Soho House members is driven by a combination of increases in membership at existing Houses and members from new Houses.

NUMBER OF OTHER MEMBERS
. Other members include members of Soho Works, Soho Friends and SOHO HOME+ and are key to our growth strategy and enhancing our Soho House member experience. Like Soho House members, other memberships are an integral part of our business and we believe will have a significant impact on our profitability and financial performance in the future.
FROZEN MEMBERS
. Frozen Members refers to Soho House members who have elected to suspend their membership payments on a six, nine- or twelve-month basis during which period the member is not able to gain access to a Soho House site as a member, access our membership Apps, or book bedrooms or Cowshed treatments or products on discounted member rates. Frozen Members are not included in Adult Paying Members, but are included in the total number of Soho House members.
MEMBERSHIP REVENUES
. Membership Revenues are comprised of House Membership Revenues (as defined in
“Non-GAAP
Financial Measures”) and
Non-House
Membership Revenues (as defined below). House Membership Revenues and
Non-House
Membership Revenue are each comprised primarily of annual membership fees and one-time
registration fees which are amortized over 20 years. Membership Revenues are a function of the number of members, membership mix, and membership pricing. For GAAP, we report Membership Revenues only from Houses and sites in which we own a controlling interest. Our membership pricing varies by geographic segment and membership offering and, as such, our mix of House and Soho Works club openings can affect our revenue growth and profitability over time. Prices are generally higher in North America and the rest of the world compared with the UK and Europe. Membership Revenues provide a stable and recurring source of revenues which have few direct costs and, as such, is a reliable and predictable source of cash flow.
HOUSE MEMBERSHIP REVENUES
. House Membership Revenues is an important performance indicator and is defined in
“Non-GAAP
Financial Measures.”
IN-HOUSE
REVENUES
. In House Revenues refer to all revenues realized within our Houses, and primarily includes revenues from food and beverage, accommodation, and spa products and treatments.
HOUSE REVENUES
. House Revenues is an important performance indicator and is defined in
“Non-GAAP
Financial Measures.”
OTHER REVENUES
. Other Revenues are defined as total revenues that are not realized within our Houses, including revenues from Scorpios, Soho Works and our stand-alone restaurants, procurement fees from Soho House Design, Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses, as well as management fees from the Ned.
NON-HOUSE
MEMBERSHIP REVENUES
.
Non-House
Membership Revenues are comprised of Soho Works membership revenue, Soho Friends membership revenue and SOHO HOME+ membership revenue.
ACTIVE APP USERS
. Active App Users is defined as unique users who have logged into any of our membership Apps within the last three months.
Non-GAAP
Financial Measures
We refer to Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin throughout this Quarterly Report on
Form 10-Q,
as we use these measures to evaluate our operating performance and each of these measures is defined in
“Non-GAAP
Financial Measures.” We believe these measures are useful to investors in evaluating our operating performance. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin are all supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin should not be considered as substitutes for GAAP metrics such as Operating Loss and Net Loss or any other performance measure derived in accordance with GAAP. Some of our financial and operational data that we disclose in this Quarterly Report on
Form 10-Q
are presented on a ‘constant currency’ basis to isolate the effect of currency changes during the period. Where we refer to a measure being calculated in ‘constant currency’, we are calculating the dollar change and the percentage change as if the exchange rate that is being used in the current period was in effect for the prior period presented. We believe that this calculation provides a more meaningful indication of actual year over year performance and eliminates the fluctuations from currency exchange rates.

KEY PERFORMANCE AND OPERATING METRICS

	As of
	July 4, 2021	June 28, 2020
	(Unaudited)
Number of Soho Houses	30	26
North America	11	9
United Kingdom	11	10
Europe/RoW	8	7
Number of Soho House Members	111,910	120,082
North America	42,296	46,060
United Kingdom	45,277	46,961
Europe/RoW	19,750	21,770
All Other	4,587	5,291
Number of Other Members	15,930	129
North America	3,268	0
United Kingdom	12,012	129
Europe/RoW	650	0
Number of Active App Users	94,678	71,956

	13-Weeks Ended		13-Weeks Ended		26-Weeks Ended		26-Weeks Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	Actuals	Actuals	Constant Currency (1)		Actuals	Actuals	Constant Currency (1)
	(Unaudited, dollar amounts in thousands)
Operating Loss	(46,860)	(58,089)	(46,860)	(66,096)	(110,420)	(85,241)	(110,420)	(94,464)
Operating Loss Margin	(38)%	n/m	(38)%	n/m	(56)%	(43)%	(56)%	(43)%
House-Level Contribution	16,743	18,040	16,743	20,526	26,866	37,392	26,866	41,437
House-Level Contribution margin	19%	38%	19%	38%	19%	23%	19%	23%
Other Contribution	(3,779)	(9,791)	(3,779)	(11,141)	(15,503)	(9,189)	(15,503)	(10,183)
Other Contribution Margin	(10)%	(100)%	(10)%	(100)%	(29)%	(25)%	(29)%	(25)%
Adjusted EBITDA	(12,556)	(19,680)	(12,556)	(22,393)	(35,348)	(28,623)	(35,348)	(31,720)
As a percentage of Total Revenue	(10)%	(35)%	(10)%	(35)%	(18)%	(14)%	(18)%	(14)%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations
Comparison of the
13-Weeks
Ended July 4, 2021 and June 28, 2020
The following table summarizes our results of operations for the
13-weeks
ended July 4, 2021 and June 28, 2020 (in thousands, except percentages):

	13-Weeks Ended				Constant Currency change % (1)
	July 4, 2021	June 28, 2020		June 28, 2020, Constant Currency (1)
	Actuals
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)
	(Unaudited)
Revenues
Membership Revenues	44,863	44,456	1%	50,583	(11)%
In-House Revenues	45,793	3,111	n/m	3,540	n/m
Other Revenues	33,423	9,437	n/m	10,738	n/m

Total Revenues	124,079	57,004	n/m	64,861	91%

Operating Expenses
In-House operating expenses (exclusive of depreciation and amortization)	(70,430)	(29,194)	n/m	(33,218)	n/m
Other operating expenses (exclusive of depreciation and amortization)	(40,685)	(19,561)	n/m	(22,257)	83%
General and administrative expenses	(19,500)	(15,702)	(24)%	(17,866)	(9)%
Pre-opening expenses	(6,493)	(5,701)	(14)%	(6,487)	0%
Depreciation and amortization	(21,905)	(16,176)	(35)%	(18,406)	(19)%
Other	(11,926)	(28,759)	59%	(32,723)	64%

Total Operating Expenses	(170,939)	(115,093)	(49)%	(130,957)	(31)%

Operating Loss	(46,860)	(58,089)	19%	(66,096)	29%
Other (Expense) Income
Interest Expense, net	(17,018)	(17,897)	5%	(20,364)	16%
Gain (Loss) on sale of property and other, net	6,903	(12)	n/m	(14)	n/m
Share of loss of equity method investments	(130)	(2,136)	94%	(2,430)	95%

Total other (expense) income, net	(10,245)	(20,045)	49%	(22,808)	55%

Loss Before Income Taxes	(57,105)	(78,134)	27%	(88,904)	36%

Income tax benefit	(3)	277	n/m	315	n/m
Net Loss	(57,108)	(77,857)	27%	(88,589)	36%
Net income attributable to noncontrolling interest	1,121	1,707	(34)%	1,942	(42)%
Net loss attributable to Membership Collective Group Inc.	(55,987)	(76,150)	26%	(86,647)	35%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results
Revenues
Total Revenue

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	Dollar amounts in thousands
	(Unaudited)
Total Revenues	$124,079	$57,004	n/m	91%
North America	$53,833	$26,710	n/m	n/m
United Kingdom	$39,613	$13,155	n/m	n/m
Europe/RoW	$12,649	$6,913	83%	61%
Soho House Design	$4,107	$2,786	47%	30%
All Other	$13,877	$7,440	87%	64%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Membership Revenues

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership Revenues	$44,863	$44,456	1%	(11)%
North America	$21,365	$24,585	(13)%	(13)%
United Kingdom	$14,423	$12,800	13%	(1)%
Europe/RoW	$4,032	$4,595	(12)%	(23)%
All Other	$5,043	$2,476	n/m	79%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Membership Revenues were $44,863 for second quarter 2021 compared to $44,456 for second quarter 2020, a small increase of $407, or 1%. This was predominantly driven by foreign exchange, with the constant currency movement being a fall of $5,720, or 11%. The underlying fall in Membership Revenue is predominantly driven by a fall in Adult paying Soho House members at our fully consolidated Houses, who are at a higher price point compared to our other membership offerings with 81,774 Adult paying Soho House Members in second quarter 2021, compared to 83,492 in second quarter 2020.
We continued to be cautious in the intakes of new members at our Houses driven by capacity restrictions, although we did welcome new members to Soho House through the opening of Soho House, Austin, and 180 House, London. As social distancing restrictions eased across the quarter and we reopened Houses, we also saw an acceleration in the rate of members unfreezing their membership.
We saw strong levels for the demand for memberships, and as a result, our wait list grew to 63,700 by the end of the second quarter 2021. We saw particularly strong demand for our new membership, with an increase of 8,000 members across Soho Friends, Soho Works and Soho HOME+ memberships.
Our North America segment saw a 13% decrease in Membership Revenue to $21,365, due to a decrease in Soho House Adult Paying Members, with 2,034 fewer members compared the second quarter of 2020, which is further compounded by the higher average membership fees.

Our United Kingdom segment saw a 13% increase in Membership Revenue to $14,423, due to an increase of 2,361 Soho House Adult Paying Members, driven by high levels of unfreezing across the region as restrictions were lifted from April 2021 onwards.
Europe/ROW Membership Revenue fell by 12% to $4,032 due to a decrease in Soho House Adult Paying Members, with 1,148 fewer members compared the second quarter of 2020.
Our Other segment saw an increase in Membership Revenue to $5,043, driven by a significant increase in our
Non-House
Memberships, including 3,441 new Soho HOME+ members and additional 2,997 Soho Works members, in comparison to second quarter 2020. This gain was partially offset by a fall in Cities Without Houses membership fees due to a reduction in Adult paying members.
In constant currency, Membership Revenue would have decreased by $5,720 or 11%.
In-House
Revenues

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House Revenues	$45,793	$3,111	n/m	n/m
North America	$24,147	$971	n/m	n/m
United Kingdom	$17,830	$—	n/m	n/m
Europe/RoW	$3,816	$2,140	78%	57%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
In-House
Revenues were $45,793 for the second quarter 2021, compared to $3,111 for second quarter 2020, an increase of $42,682. The increase was driven by the reopening of our Houses and gradual removal of some social distancing restrictions across all our regions, although our sites continued to be significantly impacted by local regulations. In the quarter, demand for destination properties with outdoor space where there were few restrictions, including Miami Beach House, Soho Farmhouse and Babington House, was particularly strong.
This is in contrast to second quarter 2020 where the majority of our sites were shut or significantly impacted by local government restrictions.
In North America,
In-House
Revenues increased by $23,176 to $24,147. Soho Beach House, Miami, saw a very strong quarter, partly driven by strength in accommodation sales. East Coast sites, including Soho House New York, Ludlow House and Dumbo House, also benefited from the removal of capacity restrictions through the quarter including the reopening of indoor dining in June.
In the UK, our Houses reopened for outdoor dining on April 12 and for indoor dining on May 17 and we saw a strong demand for our members returning to our Houses, particularly at our countryside properties at Soho Farmhouse and Babington House. This resulted in
In-House
Revenue increasing to $17,830 in the second quarter.
Our Europe/ROW Soho Houses generated $3,816 of
In-House
Revenue, an increase of $1,676 or 78% compared to $2,140 for second quarter 2020. This is predominantly driven by gradual easing for COVID-19 restrictions across Europe in the quarter.
In constant currency,
In-House
Revenues would have increased by $42,254.

Other Revenues

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Other Revenues	$33,423	$9,437	n/m	n/m
North America	$8,321	$1,154	n/m	n/m
United Kingdom	$7,360	$355	n/m	n/m
Europe/RoW	$4,801	$178	n/m	n/m
Soho House Design	$4,107	$2,786	47%	30%
All Other	$8,834	$4,964	78%	56%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Other Revenues were $33,423 for second quarter 2021 compared to $9,437 for second quarter 2020, an increase of $23,986. In the quarter, we re-opened
our public restaurants in the UK in line with the easing of local restrictions, with Dean Street Townhouse remaining closed for ongoing refurbishment work. These sites delivered strong trading results driven by pent up consumer demand as well as additional seating in outdoor areas. Our public restaurants in North America saw strong trading in the quarter and we had an additional six restaurants in the UK in comparison to second quarter 2020.
This is in contrast to second quarter 2020 where the majority of our sites in the UK or North America were shut or significantly impacted by local government restrictions.
Scorpios Beach Club also reopened on May 23, 2021, although the site was still subject to local restrictions which therefore impacted revenues in the quarter. However due to the site being closed for the second quarter 2020, revenue increased year on year.
Our Other segment saw Other Revenue increase by 3,870 or 78%. This was predominantly driven by Soho Home which delivered strong results in the quarter benefiting from an increased average order value.
In constant currency, Other Revenues increased by $22,685.
In-House
Operating Expenses and House-Level Contribution

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House Operating Expenses	$(70,430)	$(29,194)	n/m	n/m
Percent of total House revenues	(81)%	(62)%	(19)%
Operating Loss	$(46,860)	$(58,089)	19%	29%
Operating Loss Margin	(38)%	n/m	64%
House-Level Contribution	$16,743	$18,040	(7)%	(18)%
House-Level Contribution Margin	19%	38%	(19)%
House-Level Contribution-by segment:
North America	11,116	10,694	4%	(9)%
United Kingdom	1,655	3,583	(54)%	(59)%
Europe/RoW	(1,382)	431	n/m	n/m
All Other	5,354	3,332	61%	41%
House-Level Contribution Margin-by segment:
North America	24%	41%
United Kingdom	5%	29%
Europe/RoW	(18)%	6%
All Other	n/m	n/m

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House
Operating Expenses were $70,430 for second quarter 2021, compared to $29,194 for second quarter 2020, an increase of $41,236. The increase is a result of reopening of our Houses in the UK and Europe in the quarter, in addition to the easing of social distancing measures across many of our North American sites, which resulted in associated increases in food and beverage costs, salaries and wages and variable costs as sales volumes increased, in contrast to second quarter 2020 when our sites were closed for the majority of the quarter.
These operating expense increases were partially offset by our cost savings programs which resulted in our Houses running at significantly improved cost ratios versus 2019 when the sites were last fully open. For example, across the Group in June the food cost of sales ratio improved by 3% versus 2019 whilst the beverage cost of sales ratio improved by 2%.
In the second quarter 2021, as a result of the impact from the
COVID-19
pandemic, governmental agencies in the United Kingdom and European Union provided grants primarily to retain on payroll workers that would have otherwise been terminated and were instead furloughed in accordance with the rules of the applicable national scheme. Such government grants, which under their terms meant that the furloughed employees were prohibited by law from providing the Company with services but kept on payroll rather than being terminated to claim unemployment benefit, totaled $2.1 million in second quarter 2021, and are presented as a reduction of payroll expenses within
In-House
Operating Expenses ($1.8 million), Other Operating Expenses ($0.2 million) and General and Administrative expenses ($0.1 million). Under the rules of the schemes, we applied to the relevant government agency and recovered the costs of furloughed employees. The net payroll expense within
In-House
Operating Expenses, Other Operating Expenses and general and administrative expense therefore only reflects the costs incurred from staff that were not furloughed and hence provided revenue generating services. In constant currency,
In-House
Operating Expenses increased by $37,212.
House-Level Contribution, which is defined as House Revenues less
In-House
Operating Expenses, was $16,743 for second quarter 2021, compared to $18,040 for second quarter 2020, a decrease of $1,297 or 7%. The decrease in House-Level Contribution relates primarily to the reduction of Soho House Membership Revenue and the higher
In-House
Operating Expenses driven by both reopening costs as well as ongoing operational expenses, which are offset by increases in in-House Revenues following gradual reopening. Additionally, Houses only received $1.8 million in government support in second quarter 2021 in contrast to $10.8 million received in second quarter 2020.
House-Level Contribution Margin fell by 19% to 19% for second quarter 2021. This is predominantly driven by fall in Soho House Membership Revenue in second quarter 2021 compared to second quarter 2020, which has a direct impact on Contribution Margin due to the flowthrough of Membership Revenue which impacted all segments. Additionally, restrictions during second quarter 2021 meant sites couldn’t operate at full efficiency when open, and Houses only received $1.8 million in government support in second quarter 2021 in contrast to $10.8 million received in second quarter 2020, further impacting the Contribution Margin.

Other Operating Expenses and Other Contribution

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Other Operating Expenses	(40,685)	(19,561)	n/m	83%
Percentage of total Other Revenues	n/m	n/m
Operating Loss	(46,860)	(58,089)	19%	29%
Operating Loss Margin	(38)%	n/m	64%
Other Contribution	(3,779)	(9,791)	61%	66%
Other Contribution Margin	(10)%	(100)%	90%
Other Contribution-by segment:
North America	2,093	(1,939)	n/m	n/m
United Kingdom	(1,952)	(1,729)	(13)%	1%
Europe/RoW	1,514	(1,413)	n/m	n/m
Soho House Design	(2,203)	(1,016)	n/m	91%
Other	(3,231)	(3,694)	13%	23%
Other Contribution Margin-by segment:
North America	25%	n/m
United Kingdom	(18)%	n/m
Europe/RoW	32%	n/m
Soho House Design	(54)%	(36)%
Other	(27)%	(69)%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Other Operating Expenses were $40,685 for second quarter 2021, compared with $19,561 for second quarter 2020, an increase of $21,124. This increase is primarily driven by the reopening of our public restaurants in the UK in the quarter, as well as the re-opening
of our Soho Works sites in both North America and the UK which had been closed or not yet built for majority of the second quarter 2020. The reopening of Scorpios Beach Club in May as well as an increase in sales volume in the Soho Home business also resulted in an increase in other operating expenses. As previously mentioned, there is a $0.2 million reduction to payroll expenses within Other Operating Expenses with respect to government grants in contrast to $2.7 million received in second quarter 2020. In constant currency, Other Operating Expenses would have increased by $18,428 or 83%.
Other Contribution, which we define as Other Revenues plus
Non-House
Membership Revenue less Other Operating Expenses, was a loss of $3,779 for second quarter 2021 compared to $9,791 loss for second quarter 2020, an improvement of $6,012. The improvement was predominantly driven by the recovery of our public restaurants as well as the growth in Soho Home and our Non-House Membership Revenue, versus the comparative period in the prior year. In constant currency, Other Contribution loss would have decreased by $7,362.
Other Contribution Margin was (10)% for second quarter 2021, an improvement of 90% compared to second quarter 2020. The margin improvement was predominantly driven by an increase in Non-House Membership Revenue in second quarter 2021 in comparison to second quarter 2020, which has a 100% flowthrough to Other Contribution Margin. Additionally, the increase in Other Revenues was greater than the increase in Other Operating expenses in second quarter 2021 in comparison to second quarter 2020, due to more efficient operating practices upon the reopening of restaurants in North America and the positive contribution of Scorpios in second quarter 2021.

General and Administrative Expenses

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	19,500	15,702	24%	9%
Percent of Total Revenues	16%	28%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
General and Administrative expenses were $19,500 for second quarter 2021, compared with $15,702 for second quarter 2020, an increase of $3,798, or 24%. The increase was primarily driven by support costs we incurred to support the re-opening
and ongoing operation of our sites, as compared to the second quarter 2020 when most of our sites were closed for the majority of the quarter. These costs were partially offset by our ongoing cost savings programme, including savings in costs related to our variable cost base and salaries and wages. As previously mentioned, there is a $0.1 million reduction to payroll expenses within General and Administrative Expenses with respect to government grants in comparison to $1.5 million received in second quarter 2020. In constant currency, General and Administrative expenses would have increased by $1,634 or 9%.
Pre-Opening
Expenses

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	6,493	5,701	14%	0%
Percent of Total Revenues	5%	10%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Pre-opening
expenses were $6,493 for second quarter 2021, largely driven by the opening of Soho House, Austin and 180 House, London, as well as due to preopening costs associated with European House openings planned in the second half of 2021. This was an increase of $792 compared to the second quarter 2020, and in constant currency, pre-opening
expenses would have remained in line with the prior year predominantly related to the opening of our Soho Works sites in North America and the UK.
Depreciation and Amortization

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and Amortization	21,905	16,176	35%	19%
Percent of Total Revenue	18%	28%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Depreciation and Amortization was $21,905 for second quarter 2021, compared with $16,176 for second quarter 2020, an increase of $5,729, or 35%. This increase was primarily driven by amortization on capitalized IT development costs, partly related to the development of the SH.APP, as well as depreciation associated with two new Soho Houses and five new Soho Works sites that were not open in second quarter 2020. In constant currency, depreciation and amortization expenses would have increased by $3,499, or 19%.

Other

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Other	11,926	28,759	(59)%	(64)%
Percentage of Total Revenues	10%	50%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Other expenses were $11,926 for second quarter 2021, compared with $28,759 for second quarter 2020, a decrease of $16,833. This decrease was primarily driven by reduced COVID-19 related charges.
Interest Expense, Net

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest Expense, Net	17,018	17,897	(5)%	(16)%
Percentage of Total Revenues	14%	31%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Net interest expense was $17,018 for second quarter 2021, compared with $17,897 for second quarter 2020, a decrease of $879 or 5%. At the end of March 2021, we refinanced our senior facility, which resulted in a lower debt balance, as well as a lower cost of borrowing. However, this interest saving was partially offset by an additional drawn amount on the Revolving Credit Facility and an increase to the margin on this facility from February 2021 onwards. In constant currency, net interest would have decreased by $3,346, or 16%, compared to second quarter 2020.
Adjusted EBITDA

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	(12,556)	(19,680)	36%	44%
Percentage of Total Revenues	(10)%	(35)%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Adjusted EBITDA of $(12,556) improved by $7,124 compared to the Adjusted EBITDA loss in the comparative period primarily due to the higher
In-House
Revenues as a result of the
re-opening
of our Houses and the gradual removal of restrictions from the
COVID-19
pandemic, partially offset by higher Operating Expenses and marginally lower Membership Revenue.

Comparison of the
26-Weeks
Ended July 4, 2021 and June 28, 2020
The following table summarizes our results of operations for the
26-weeks
ended July 4, 2021 and June 28, 2020 (in thousands, except percentages):

	26-Weeks Ended			June 28, 2020, Constant Currency (1)
	July 4, 2021	June 28, 2020
	Actuals
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency change % (1)
	(Unaudited)
Revenues
Membership Revenues	85,356	92,208	(7)%	102,185	(16)%
In-House Revenues	62,052	70,982	(13)%	78,662	(21)%
Other Revenues	49,072	35,366	39%	39,193	25%

Total Revenues	196,480	198,556	(1)%	220,040	(11)%

Operating Expenses
In-House operating expenses (exclusive of depreciation and amortization)	(116,239)	(124,663)	7%	(138,152)	16%
Other operating expenses (exclusive of depreciation and amortization)	(68,878)	(45,690)	(51)%	(50,634)	(36)%
General and administrative expenses	(36,005)	(39,849)	10%	(44,161)	18%
Pre-opening expenses	(11,318)	(11,388)	1%	(12,620)	10%
Depreciation and amortization	(39,750)	(31,125)	(28)%	(34,493)	(15)%
Other	(34,710)	(31,082)	(12)%	(34,444)	(1)%

Total Operating Expenses	(306,900)	(283,797)	(8)%	(314,504)	2%

Operating Loss	(110,420)	(85,241)	(30)%	(94,464)	(17)%
Other (Expense) Income
Interest Expense, net	(46,622)	(35,653)	(31)%	(39,511)	(18)%
Gain (loss) on sale of property and other, net	6,903	(11)	n/m	(12)	n/m
Share of loss of equity method investments	(826)	(2,312)	64%	(2,562)	68%
Total other (expense) income, net	(40,545)	(37,976)	(7)%	(42,085)	4%

Loss Before Income Taxes	(150,965)	(123,217)	(23)%	(136,549)	(11)%

Income tax benefit	820	380	n/m	421	95%

Net Loss	(150,145)	(122,837)	(22)%	(136,128)	(10)%
Net income attributable to noncontrolling interest	3,679	3,056	20%	3,387	9%
Net loss attributable to Membership Collective Group Inc.	(146,466)	(119,781)	(22)%	(132,741)	(10)%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results
Revenues
Total Revenue

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	Unaudited
Total Revenues	$196,480	$198,556	(1)%	(11)%
North America	92,265	90,509	2%	2%
United Kingdom	54,025	61,784	(13)%	(21)%
Europe/RoW	18,645	21,184	(12)%	(21)%
Soho House Design	8,460	7,830	8%	(3)%
All Other	23,085	17,249	34%	21%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Membership Revenues

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	Unaudited
Membership Revenues	$85,356	$92,208	(7)%	(16)%
North America	41,672	50,598	(18)%	(18)%
United Kingdom	28,054	27,265	3%	(7)%
Europe/RoW	8,086	8,860	(9)%	(18)%
All Other	7,544	5,485	38%	24%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Membership Revenues were $85,356 for first half 2021 compared to $92,208 for first half 2020, a decrease of $6,852 or 7%.
The fall was primarily driven by fewer Soho House Adult paying members from fully consolidated Houses in first half 2021 compared to first half 2020, particularly in North America and Europe, with the UK seeing a high rate of unfreeze in the last few weeks of the first half of 2021.
Our North America segment saw the largest fall in revenue of $8,926 or 18% due to the higher price point of North America memberships and 2,034 fewer Adult paying members at the end of the second half of 2021, despite the offset of 774 new members at Soho House Austin which opened in May 2021.
The fall in Soho House Membership Revenue was partially offset by an increase in Non-House Membership Revenue, following increases in Soho HOME+, Soho Friends and Soho Works members, with 15,801 additional Non-House members in comparison to the end of second half 2020.
In constant currency, Membership Revenue would have decreased by $16,830 or 16%.

In-House
Revenues

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House Revenues	$62,052	$70,982	(13)%	(21)%
North America	38,403	32,892	17%	17%
United Kingdom	17,891	26,022	(31)%	(38)%
Europe/RoW	5,758	12,068	(52)%	(57)%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
In-House
Revenues were $62,052 for the first half 2021, compared to $70,982 for first half 2020, a decrease of $8,930, or 13%. The decrease was driven by the fact that in the first three months of first half 2020, there were no restrictions in place until
COVID-19
was apparent in late March 2020. While
In-House
revenues have improved in the last three months of first half 2021, there are still a number of restrictions in place, particularly in Europe, meaning in
In-House
sales have not yet fully recovered to
pre-pandemic
levels across all Houses. In constant currency,
In-House
Revenues would have decreased by $16,609, or 21%.
Other Revenues

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Other Revenues	$49,072	$35,366	39%	25%
North America	12,190	7,019	74%	74%
United Kingdom	8,080	8,497	(5)%	(14)%
Europe/RoW	4,801	256	n/m	n/m
Soho House Design	8,460	7,830	8%	(3)%
All Other	15,541	11,764	32%	19%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Other Revenues were $49,072 for first half 2021, compared to $35,366 for first half 2020, an increase of $13,706, or 39%. This was predominantly driven by an additional restaurant in North America, strong performance across other North America restaurants in comparison to first half 2020, the opening of Scorpios on May 23, 2021 and the strong performance in Soho Home.
We had an additional six restaurants in the UK in comparison to second quarter 2020, however Dean Street Townhouse remained closed for the first half of 2021 while for the first half 2020 when it was closed from April 20 onwards.
In constant currency, Other Revenues increased by $9,880, or 25%.

In-House
Operating Expenses and House-Level Contribution

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House Operating Expenses	$116,239	$124,663	(7)%	(16)%
Percent of total House revenues	19%	23%	(4)%
Operating Loss	$(110,420)	$(85,241)	(30)%	(17)%
Operating Loss Margin	(56)%	(43)%	(13)%
House-Level Contribution	$26,867	$37,392	(28)%	(35)%
House-Level Contribution Margin	19%	23%	(4)%
House-Level Contribution-by segment:
North America	17,695	22,515	(21)%	(29)%
United Kingdom	6,062	9,087	(33)%	(40)%
Europe/RoW	(3,297)	1,420	n/m	n/m
All Other	6,407	4,370	47%	32%
House-Level Contribution Margin-by segment:
North America	22%	27%	(5)%
United Kingdom	13%	17%	(4)%
Europe/RoW	(24)%	7%	(31)%
All Other	n/m	n/m	n/m

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
In-House
Operating Expenses were $116,239 for first half 2021, compared to $124,663 for first half 2020, a reduction in expense of $8,424, or 7%. The decrease is a result of the period of time for which our Houses were closed in addition to ongoing efficiency programmes.
In first half 2021, as a result of the impact from the
COVID-19
pandemic, governmental agencies in the United Kingdom and European Union provided grants primarily to retain on payroll workers that would have otherwise been terminated and were instead furloughed in accordance with the rules of the applicable national scheme. Such government grants, which under their terms meant that the furloughed employees were prohibited by law from providing the Company with services but kept on payroll rather than being terminated to claim unemployment benefit, totaled $14.8 million in first half 2021, and are presented as a reduction of payroll expenses within
In-House
Operating Expenses ($11.4 million), Other Operating Expenses ($2.5 million) and General and Administrative Expenses ($0.9 million). Under the rules of the schemes, we applied to the relevant government agency and recovered the costs of furloughed employees. The net payroll expense within
In-House
Operating Expenses, Other Operating Expenses and General and Administrative Expenses therefore only reflects the costs incurred from staff that were not furloughed and hence provided revenue generating services. In constant currency,
In-House
Operating Expenses decreased by $21,913, or 16%.
House-Level Contribution, which is defined as House Revenues less
In-House
Operating Expenses, was $26,867 for first half 2021, compared to $37,392 for first half 2020, a decrease of $10,525 or 28%. The fall in House-Level Contribution relates primarily to fall in Membership Revenue, particularly in North America and Europe. The decrease in
In-House
Revenue and Membership Revenue was partially offset by the fall in
In-House
Operating expenses.
House-Level Contribution Margin fell by 4% to 19% for first half 2021, primarily due to the fall in Membership Revenue which has a high flow through to House-Level Contribution margin.

Other Operating Expenses and Other Contribution

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Other Operating Expenses	68,878	45,690	51%	36%
Percentage of total Other Revenues	(29)%	(25)%	(4)%
Operating Loss	$(110,420)	$(85,241)	(30)%	(17)%
Operating Loss Margin	(56)%	(43)%	(13)%
Other Contribution	(15,503)	(9,189)	(69)%	(52)%
Other Contribution Margin	(29)%	(25)%	(4)%
Other Contribution-by segment:
North America	2,719	(1,580)	n/m	n/m
United Kingdom	(4,796)	485	n/m	n/m
Europe/RoW	825	(2,570)	n/m	n/m
Soho House Design	(4,801)	(578)	n/m	n/m
Other	(9,450)	(4,946)	(91)%	(72)%
Other Contribution Margin-by segment:
North America	22%	(23)%
United Kingdom	(38)%	6%
Europe/RoW	17%	n/m
Soho House Design	(57)%	(7)%
Other	(48)%	(38)%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Other Operating Expenses were $68,878 for first half 2021, compared with $45,690 for first half 2020, an increase of $23,188, or 51%. This increase is primarily driven by In-House Design and Build (“IHDB”) costs, six additional restaurants in the UK and one in North America, and five additional Soho Works sites in comparison to the prior period. In addition, Scorpios was open starting May 23, 2021 and it was not open at all during first half 2020. There is a $2.5 million reduction to payroll expenses within Other Operating Expenses with respect to government grants. This was $2.8 million in the comparative period. In constant currency, Other Operating Expenses would have increased by $18,244 or 36%.
Other Contribution, which we define as Other Revenues plus
Non-House
Membership Revenue less Other Operating Expenses, was a loss of $15,503 for first half 2021, compared to loss of $9,189 for first half 2020, an increase in the loss of $6,314. This was predominantly driven by increased losses in IHDB in comparison to first quarter 2020 as well as the losses associated with the six additional restaurants in the UK and 5 additional Soho Works sites. This was partially offset by higher Non House Membership Revenue in first half 2021 compared to first half 2020 and increased contribution from Scorpios, Soho Home and North America restaurants in comparison to first half 2020.
Other Contribution Margin was (29)% for first half 2021, a decrease of 4% compared to first half 2020 driven by dilutive impact of IHDB, Soho Works and UK restaurants and Townhouses. This was partially offset by margin improvement in North America and Europe and as well as Soho Home.
Other Contribution Margin improvement in North America was driven by strong performance of North America restaurants, benefiting from the acquisition of the remaining 50% share of the Mandolin restaurant in May such that we now fully consolidate the restaurant’s financial results.
Other Contribution Margin improvement in Europe/ROW segment was driven by the opening of Scorpios in the first half of 2021 versus its closure during the same period of 2020.

General and Administrative Expenses

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	36,005	39,849	(10)%	(18)%
Percent of Total Revenues	18%	20%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
General and Administrative expenses were $36,005 for first half 2021, compared with $39,849 for first half 2020, a decrease in the expenses of $3,844, or 10%. The decrease was primarily driven by reductions in salaries and wages at support sites as part of our cost efficiency program and a reduction in rent at our Hong Kong Support office. This was partially offset by the decrease in government support received in the first half 2021, which was $0.4 million lower than first half 2020. In constant currency, General and Administrative expenses would have decreased by $8,156, or 18%.
Pre-Opening
Expenses

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	11,318	11,388	(1)%	(10)%
Percent of Total Revenues	6%	6%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Pre-opening
expenses were $11,318 for first half 2021, compared with $11,388 for first half 2020. In constant currency, pre-opening
expenses would have decreased by 10%.
Depreciation and Amortization

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and Amortization	39,750	31,125	28%	15%
Percent of Total Revenue	20%	16%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Depreciation and Amortization was $39,750 for first half 2021, compared with $31,125 for first half 2020, an increase of $8,625, or 28%. This increase was primarily driven by amortization on capitalized IT development costs, partly related to the development of the SH.APP, as well as depreciation associated with two new Soho Houses and five new Soho Works sites that were not open in first half 2020. In constant currency, depreciation and amortization expenses would have increased by $5,257, or 15%.

Other

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Other	34,710	31,082	12%	1%
Percentage of Total Revenues	18%	16%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Other expenses were $34,710 for first half 2021, compared with $31,082 for first half 2020, an increase of $3,628. This increase was primarily driven by non-cash share based payment expenses of $4,677, non-cash member credit expense of $4,154, foreign exchange of $15,922 and costs incurred associated with the IPO of $6,205. These increases were offset with a reduction of the non-cash member credit expense in fiscal 2020, from $8,175 to $4,154 in fiscal 2021 and reduced charges associated with COVID-19.
Interest Expense, Net

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest Expense, Net	46,622	35,653	31%	18%
Percentage of Total Revenues	24%	18%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Net interest expense was $46,622 for first half 2021, compared with $35,653 for first half 2020, an increase of $10,969 or 31%. This increase was primarily driven by the $9 million loss on extinguishment of the Permira Senior Facility, as well as a higher cost of borrowing in the period before this repayment at the end of March 2021. This was offset by the lower cost of borrowing as a result of the refinancing at the end of March 2021. In constant currency, net interest would have increased by $7,111, or 18%.
Adjusted EBITDA

	26-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actual	Constant Currency (1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	(35,348)	(28,623)	(23)%	(11)%
Percentage of Total Revenues	(18)%	(14)%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
Adjusted EBITDA was $(35,348) for first half of 2021 in comparison to loss of $(28,623) in first half 2020, a decrease of $6,725 or 23%. The fall in Membership and In-House Revenue in the first half of 2021, due to the reduction in Adult Paying members and the timing of closures in 2021 was partially offset by higher Other Revenues and a reduction in General and Administrative Expenses year-on-year. In constant currency, Adjusted EBITDA would have been $3,628 or 11% lower than first half 2020.

Non-GAAP
Financial Measures
For the 13-Weeks Ended July 4, 2021 and June 28, 2020
A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	13-Weeks Ended		Percent Change
	July 4, 2021	June 28, 2020	Actuals	Constant Currency (1)
	Actuals	Actuals

	(Unaudited, dollar amounts in thousands)
Net Loss	(57,108)	(77,857)	27%	36%
Depreciation and Amortization	21,905	16,176	35%	19%
Interest Expense, net	17,018	17,897	(5)%	(16)%
Income tax expense (benefit)	3	(277)	n/m	n/m

EBITDA	(18,182)	(44,061)	59%	64%
(Gain) loss on sale of property and other, net	(6,903)	12	n/m	n/m
Share of loss of equity method investments	130	2,136	94%	95%
Foreign exchange (2)	1,055	4,903	78%	81%
Share of equity method investments adjusted EBITDA	1,456	498	n/m	n/m
Share-based compensation expense	2,548	—	n/m	n/m
Membership credits expense (3)	1,404	8,175	83%	85%
COVID-19 related charges (4)	(272)	1,739	n/m	n/m
Corporate financing and restructuring costs (5)	6,208	505	n/m	n/m
Abandoned project and site closure costs	—	6,413	100%	100%

Adjusted EBITDA	(12,556)	(19,680)	36%	44%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
The increase in foreign exchange period on period is driven by an increase in non-USD
denominated borrowings, which have increased since the preceding period, foreign exchange volatility, and an out of period adjustment as described in Note 2 of the Company’s condensed consolidated financial statements included elsewhere in this document.

(3)
Beginning on March 14, 2020, due to the
COVID-19
pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time
goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.

(4)
Represent items of additional expense incurred in order to comply with health and safety protocols while keeping certain Houses open during the pandemic. In 2021, we received a government grant related to business rates in the UK which reduced our COVID related expenses.

(5)
Our Corporate financing and restructuring costs vary significantly each year and period presented based on financing and restructuring being undertaken. Such costs do not relate to normal, recurring, cash operating expenses. In the second quarter 2021, these costs consisted of
IPO-related
costs of $6,205 incurred during this quarter. In the second quarter 2020, we incurred costs of $505 related to our internal restructuring initiative to simplify the business in terms of headcount and cost structure.

The computation of House-Level Contribution and Other Contribution is set forth below:

	July 4, 2021	June 28, 2020	Change %	June 28, 2020 Constant Currency (1)	Constant Currency Change % (1)
	Actuals

	(Unaudited, dollar amounts in thousands)

Operating Loss	(46,860)	(58,089)	19%	(66,096)	29%
General and Administrative	19,500	15,702	24%	17,866	9%
Pre-opening expenses	6,493	5,701	14%	6,487	0%
Depreciation and Amortization	21,905	16,176	35%	18,406	19%
Other	11,926	28,759	(59)%	32,723	(64)%
Non-House Membership Revenue	(3,483)	(333)	n/m	(379)	n/m
Other Revenues	(33,423)	(9,437)	n/m	(10,738)	n/m
Other Operating Expenses	40,685	19,561	n/m	22,257	83%

House-Level Contribution	16,743	18,040	(7)%	20,526	(18)%

Operating Loss Margin	(38)%	n/m	n/m
House-Level Contribution Margin	19%	38%	(19)%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	July 4, 2021	June 28, 2020	Change%	March 29, 2020 Constant Currency (1)	Constant Currency Change% (1)
	Actuals

	(Unaudited, dollar amounts in thousands)
Membership Revenues	44,863	44,456	1%	50,583	(11)%
Less: Non-House Membership Revenue	(3,483)	(333)	n/m	(379)	n/m
Add: In-House Revenues	45,793	3,111	n/m	3,540	n/m

Total House Revenues	87,173	47,234	85%	53,744	62%

Less: In-House Operating Expenses
In-House Operating Expenses	70,430	29,194	n/m	33,218	n/m

House-Level Contribution	16,743	18,040	(7)%	20,526	(18)%

(1) See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	July 4, 2021	June 28, 2020	Change%	June 28, 2020 Constant Currency (1)	Constant Currency Change% (1)
	Actuals

	(Unaudited, dollar amounts in thousands)
Operating Loss	(46,860)	(58,089)	19%	(66,096)	29%
General and Administrative	19,500	15,702	24%	17,866	9%
Pre-opening expenses	6,493	5,701	14%	6,487	0%
Depreciation and Amortization	21,905	16,176	35%	18,406	19%
Other	11,926	28,759	(59)%	32,723	(64)%
House Membership Revenues	(41,380)	(44,123)	(6)%	(50,205)	(18)%
In-House Revenues	(45,793)	(3,111)	n/m	(3,540)	n/m
In-House Operating Expenses	70,430	29,194	n/m	33,218	n/m

Total Other Contribution	(3,779)	(9,791)	61%	(11,141)	66%

Operating Loss Margin	(38)%	n/m		n/m
Other Contribution Margin	(10)%	(100)%		(100)%

(1) See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	July 4, 2021	June 28, 2020	Change%	June 28, 2020 Constant Currency (1)	Constant Currency Change% (1)
	Actuals

	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House Membership Revenue	3,483	333	n/m	379	n/m
Other Revenues	33,423	9,437	n/m	10,738	n/m
Less: Other Operating Expenses	40,685	19,561	n/m	22,257	83%

Other Contribution	(3,779)	(9,791)	61%	(11,141)	66%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

For the 26-Weeks Ended July 4, 2021 and June 28, 2020
A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	26-Weeks Ended		Percent Change
ADJUSTED EBITDA	July 4, 2021 Actuals	June 28, 2020 Actuals	Actuals	Constant Currency (1)
	(Unaudited, dollar amounts in thousands)
Net Loss	(150,145)	(122,837)	(22)%	(10)%
Depreciation and Amortization	39,750	31,125	28%	15%
Interest Expense, net	46,622	35,653	31%	18%
Income tax benefit	(820)	(380)	n/m	95%

EBITDA	(64,593)	(56,439)	(14)%	(3)%
(Gain) loss on sale of property and other, net	(6,903)	11	n/m	n/m
Share of loss of equity method investments	826	2,312	64%	68%
Foreign exchange (2)	15,922	5,294	n/m	n/m
Share of equity method investments adjusted EBITDA	2,327	1,708	(36)%	(23)%
Share-based compensation expense	4,677	—	n/m	n/m
Membership credits expense (3)	4,154	8,175	49%	54%
COVID-19 related charges (4)	(241)	2,901	n/m	n/m
Corporate financing and restructuring costs (5)	8,483	1,002	n/m	n/m
Abandoned project and site closure costs	—	6,413	100%	100%

Adjusted EBITDA	(35,348)	(28,623)	(23)%	(11)%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
The increase in foreign exchange period on period is driven by an increase in non-USD
denominated borrowings, which have increased since the preceding period, foreign exchange volatility, and an out of period adjustment as described in Note 2 of the Company’s condensed consolidated financial statements included elsewhere in this document.

(3)
Beginning on March 14, 2020, due to the
COVID-19
pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time
goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.

(4)
Represent items of additional expense incurred in order to comply with health and safety protocols while keeping certain Houses open during the pandemic. In 2021, we received a government grant related to business rates in the UK which reduced our COVID related expenses.

(5)
Our Corporate financing and restructuring costs vary significantly each year and period presented based on financing and restructuring being undertaken. Such costs do not relate to normal, recurring, cash operating expenses. In first half 2021, these costs consisted of certain items relating to acquiring shareholdings of joint ventures and non-controlling interests not held by the Company of $250 and refinancing fees and IPO-related costs totalling $8,233. In first half 2020, we commenced an internal restructuring to simplify the business in terms of headcount and cost structure, incurring costs of $1,002.

The computation of House-Level Contribution and Other Contribution is set forth below:

	July 4, 2021	June 28, 2020	Change %	June 28, 2020 Constant Currency (1)	Constant Currency Change % (1)
	Actuals

	(Unaudited, dollar amounts in thousands)
Operating Loss	(110,420)	(85,241)	(30)%	(94,464)	(17)%
General and Administrative	36,005	39,849	(10)%	44,161	(18)%
Pre-opening expenses	11,318	11,388	(1)%	12,620	(10)%
Depreciation and Amortization	39,750	31,125	28%	34,493	15%
Other	34,710	31,082	12%	34,444	1%
Non-House Membership Revenue	(4,303)	(1,135)	n/m	(1,258)	n/m
Other Revenues	(49,072)	(35,366)	39%	(39,193)	25%
Other Operating Expenses	68,878	45,690	51%	50,634	36%

House-Level Contribution	26,866	37,392	(28)%	41,437	(35)%

Operating Loss Margin	(56)%	(43)%		(43)%
House-Level Contribution Margin	19%	23%		23%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	July 4, 2021	June 28, 2020	Change %	March 29, 2020 Constant Currency (1)	Constant Currency Change % (1)
	Actuals

	(Unaudited, dollar amounts in thousands)
Membership Revenues	85,356	92,208	(7)%	102,185	(16)%
Less: Non-House Membership	(4,303)	(1,135)	n/m	(1,258)	n/m
Add: In-House Revenues	62,052	70,982	(13)%	78,662	(21)%

Total House Revenues	143,105	162,055	(12)%	179,589	(20)%

Less: In-House Operating Expenses
In-House Operating Expenses	116,239	124,663	(7)%	138,152	(16)%

House-Level Contribution	26,866	37,392	(28)%	41,437	(35)%

(1) See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	July 4, 2021	June 28, 2020	Change %	June 28, 2020 Constant Currency (1)	Constant Currency Change % (1)
	Actuals

	(Unaudited, dollar amounts in thousands)
Operating Loss	(110,420)	(85,241)	(30)%	(94,464)	(17)%
General and Administrative	36,005	39,849	(10)%	44,161	(18)%
Pre-opening expenses	11,318	11,388	(1)%	12,620	(10)%
Depreciation and Amortization	39,750	31,125	28%	34,493	15%
Other	34,710	31,082	12%	34,444	1%
House Membership Revenues	(81,053)	(91,073)	(11)%	(100,927)	(20)%
In-House Revenues	(62,052)	(70,982)	(13)%	(78,662)	(21)%
In-House Operating Expenses	116,239	124,663	(7)%	138,152	(16)%

Total Other Contribution	(15,503)	(9,189)	(69)%	(10,183)	(52)%

Operating Loss Margin	(56)%	(43)%		(43)%
Other Contribution Margin	(29)%	(25)%		(25)%

(1) See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	July 4, 2021	June 28, 2020	Change %	June 28, 2020 Constant Currency (1)	Constant Currency Change % (1)
	Actuals

	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House Membership Revenue	4,303	1,135	n/m	1,258	n/m
Other Revenues	49,072	35,366	39%	39,193	25%
Less: Other Operating Expenses	68,878	45,690	51%	50,634	36%

Other Contribution	(15,503)	(9,189)	(69)%	(10,183)	(52)%

(1)	See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources
Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability of unsecured or secured credit lines.
Our future development and redevelopment expenditures are expected to be funded via holdings of cash and cash equivalents as well as cash flows provided by operations. However, they may also be funded through unsecured or secured credit facilities, proceeds from the issuance of equity or debt securities, sales of properties or joint ventures.
Cash Flows and Working Capital
The following table provides a summary of cash flow data for the periods presented:

	26-Weeks Ended
	July 4, 2021	June 28, 2020
	(Unaudited, dollar amounts in thousands)
Net cash (used in) generated by
Net cash used in operating activities	(94,220)	(14,695)
Net cash used in investing activities	(50,028)	(67,166)
Net cash provided by financing activities	140,983	168,490
Effect of exchange rates on cash and cash equivalents	242	(2,924)

Net (decrease) increase in cash and cash equivalents	(3,023)	83,705

Net Cash Used in Operating Activities
The primary cash inflows from operating activities include Membership Revenues,
In-House
Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.
For first half 2021, we had a $94,220 outflow of cash from operating activities, which includes a net loss of $150,145, depreciation and amortization of $39,750 and the net working capital improvement of $68,832.
For first half 2020, we had a $14,695 outflow of cash from operating activities, which includes a net loss of $122,837, depreciation and amortization of $31,125 and the net working capital improvement of $47,465.

Net Cash Used in Investing Activities
The primary cash inflows from investing activities include the proceeds from sale of property and equipment and the sales of subsidiaries. The primary cash outflows from investing activities include the purchase of property and equipment as well as intangibles.
For first half 2021, we had a $50,028 outflow of cash from investing activities, primarily due to purchases of property and equipment of $36,941 and the acquisition of an additional 12% noncontrolling interest related to Scorpios Beach Club of $8,653. Refer to Note 3 – Acquisitions in this Quarterly Report on Form 10-Q for further information on the Scorpios noncontrolling interest acquisition.
For first half 2020, we had a $67,166 outflow of cash from investing activities, primarily due to purchases of property and equipment of $61,099.
Net Cash Provided by Financing Activities
The primary cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include principal payments on borrowings.
For first half 2021, we generated $140,983 of cash from financing activities, primarily due to receipt of proceeds of new borrowings of $456,635 and a further $161,574 and $47,000 in proceeds from the issuance of preferred shares and redeemable C ordinary shares, respectively, offset with the repayment of borrowings of $508,386.
For first half 2020, we generated $168,490 of cash from financing activities, primarily due to the proceeds of $92,989 from the issuance of redeemable C ordinary shares, new borrowings of $50,226 and contributions from non-controlling
interests of $24,503.
Contractual Obligations and Commercial Commitments
As of July 4, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our final prospectus filed with the SEC on July 16, 2021. As disclosed in Note 22 - Subsequent Events, in our consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, a portion of the proceeds from the IPO was used to repay the outstanding principal balance of $98 million in respect of our revolving credit facility.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of July 4, 2021.
Critical Accounting Estimates and Judgments
Management’s discussion and analysis of the financial condition and results of operations is based on the financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The estimates are based on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included our final prospectus filed with the SEC on July 16, 2021.
Emerging Growth Company Status
We are an ‘emerging growth company,’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘emerging growth companies,’ including, but not limited to: presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley; having reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements; being exempt from the requirements to hold a non-binding
advisory vote on executive compensation or seek stockholder approval of any golden parachute payments not previously approved; and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
We principally operate in the UK and North America, although we have significant operations in Europe. Therefore, we are exposed to reporting foreign exchange risk in US dollars and Euros.
Accordingly, we have not, to date, used any material financial instruments to mitigate our foreign exchange risk. The directors and management will keep this situation under review. However, as suppliers of the US and German businesses are predominantly paid in US dollars or Euros respectively, this acts as a natural hedge against foreign exchange risk.
If the US Dollar had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $7 million lower and approximately $7 million higher, respectively, and Net Loss would have been approximately $4 million lower and approximately $4 million higher, respectively, for second quarter 2021.
If the Euro had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $1 million lower and approximately $1 million higher, respectively, and Net Loss would have been approximately $0 million lower and approximately $0 million higher, respectively, for second quarter 2021.
If the US Dollar had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $10 million lower and approximately $10 million higher, respectively, and Net Loss would have been approximately $12 million lower and approximately $12 million higher, respectively, for the first half of 2021.
If the Euro had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $1 million lower and approximately $1 million higher, respectively, and Net Loss would have been approximately $0 million lower and approximately $0 million higher, respectively, for the first half of 2021.
Concentration of Credit Risk
Credit risk is the risk of loss from amounts owed by financial counterparties. Credit risk can occur at multiple levels; as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject us to credit risk consist of cash equivalents and accounts receivable.
We maintain cash and cash equivalents with major financial institutions. Our cash and cash equivalents consist of bank deposits held with banks, and money market funds that, at times, exceed federally or locally insured limits. We limit our credit risk by dealing with counterparties that are considered to be of high credit quality and by performing periodic evaluations of investments and of the relative credit standing of these financial institutions.
Liquidity Risk
We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of July 4, 2021, we had $49 million in cash and cash equivalents on the balance sheet to meet our funding needs.
Cash Flow and Fair Value Interest Rate Risk
We have historically financed our operations through a mixture of bank borrowings and bond notes which are generally fixed, and expect to finance our operations through operating cash flows and availability under our Revolving Credit Facility. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management concluded as of July 4, 2021 that our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As disclosed in our Registration Statement dated July 16, 2021, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of January 3, 2021, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP and the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place constituted material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f) and 15d-15(f)) during the
26-week
period ended July 4, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and our management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures and internal control over financial reporting also are based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we are subject to legal proceedings and claims that arise in the ordinary course of business. At present, we are not a party to any litigation other than litigation in the ordinary course of business. We do not expect that the ultimate outcome of any of the currently ongoing legal proceedings, individually or collectively, will have a significant adverse effect on our business, financial condition, results of operations or cash flows.
However, the results of litigation and arbitration are inherently unpredictable and the possibility exists that the ultimate resolution of matters to which we are or could become subject could result in a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 1A. Risk Factors.
Risks Related to our Business
The current outbreak of
COVID-19,
or the future outbreak of any other highly infectious or contagious diseases, has caused, and will continue to cause, disruption to our business, financial condition, liquidity, results of operations, cash flows or prospects. Further, the spread of the
COVID-19
outbreak has caused severe disruptions in the global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
In December 2019,
COVID-19
was reported to have surfaced in Wuhan, China.
COVID-19
has since spread to over 100 countries, including every state in the United States (‘US’). On March 11, 2020 the World Health Organization declared
COVID-19
to be a pandemic.
The outbreak of
COVID-19
has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has evolved rapidly and many countries, including the United Kingdom (‘UK’) and the US, reacted by instituting quarantines, mandating business and school closures, and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession.
The
COVID-19
pandemic has adversely affected our near-term operating and financial results and will continue to adversely impact our long-term operating and financial results. As a result of the imposition of government-imposed lockdowns in many of the territories in which our properties are located, a majority of our sites have been forced to close or operate under restricted hours and with social distancing regulations in place throughout much of 2020 and into 2021. As a result of the forced closures and restricted hours, our
In-House
Revenues declined significantly.
The forced closure of many of our Houses for extended periods of time has also resulted in an increase in attrition among existing members as well as an increase in the number of members freezing their memberships. Each member may request a temporary freeze to their membership on a six, nine- or twelve-month basis during which time the member will not be required to pay membership fees but will not have access to the Houses or any of our membership Apps, and will not receive any communications from us. At the end of the freeze period the member will either resume his or her membership and continue paying membership fees, or his or her membership will be cancelled. As of July 4, 2021, we had over 10,800 Frozen Members. Due to the uncertainty of the
COVID-19
pandemic, we may continue to see higher than average levels of attrition, increasing delinquencies in the payment of member dues, or we may encounter difficulties in attracting new members, any of which may materially and adversely affect our business, financial condition, liquidity, results of operation, cash flows or prospects.
In light of the evolving nature of
COVID-19
and the uncertainty it has caused around the world, we do not believe it is possible to predict the
COVID-19
pandemic’s cumulative and ultimate impact on our future business, results of operation, financial condition and cash flows. The extent of the impact of the
COVID-19
pandemic on our business financial results and cash flows will depend largely on future developments, including the duration and extent of the spread of
COVID-19
globally, the prevalence of local hospitality restrictions, the availability and adoption of effective vaccines, local, global and international travel restrictions, the impact on capital and financial markets and on the US and global economies, foreign currencies exchange, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. Moreover, even after restrictions are lifted, demand for our offerings may remain depressed for a significant length of time, and we cannot predict if and when demand will return to pre-COVID-19
levels. In addition, we cannot predict the impact the
COVID-19
pandemic has had and will have on our business partners and third-party vendors and service providers, and we may continue to be materially adversely impacted as a result of the material adverse impact our business partners and third-party vendors suffer now and in the future.

In response to the economic challenges and uncertainty resulting from the
COVID-19
pandemic and its impact on our business, we accelerated our cost efficiencies programs. During fiscal 2020, we implemented four rounds of redundancies; which reduced Group Head Office employee headcount by 19%. This reduction in headcount has resulted in the loss of institutional knowledge, relationships, and expertise for certain critical roles, which may not have been effectively transferred to continuing employees and may divert attention away from operating our business, create personnel capacity constraints, and hamper our ability to grow, develop innovative products or membership platforms, and compete. Any of these impacts could materially adversely impact our business and reputation and impede our ability to operate or meet strategic objectives. This has led to increased attrition and could lead to reduced employee morale and productivity, as well as problems with retaining existing employees and recruiting future employees, all of which could have a material adverse impact on our business, results of operation, and financial condition.
To the extent the
COVID-19
pandemic continues to materially adversely affect our business, results of operation, financial condition and cash flows, it may also have the effect of heightening many of the other risks described in these “Risk Factors” or elsewhere in this Quarterly Report on Form
10-Q.
Any of the foregoing factors, or other
knock-on
effects of the
COVID-19
pandemic that are not currently foreseeable, will materially adversely impact our business, results of operation, and financial condition.
We have incurred net losses in each year since our inception, and we may not be able to achieve profitability.
We have incurred net losses of $57 million for second quarter 2021, and as of July 4, 2021, we had an accumulated deficit of $903 million. Historically, we have invested significantly in efforts to open new Houses, launch and grow complimentary businesses, hire additional employees, and enhance our membership experience. Beginning in the second quarter of 2020, as a response to the
COVID-19
pandemic we significantly reduced our fixed and variable costs including by reducing discretionary capital spend. Nevertheless, we have continued to make significant investments in our membership platforms, including through our digital platforms and in new Houses. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue from these investments or otherwise sufficiently offset these expenses. While we have enacted measures to reduce our expenses, we expect to continue to incur a net loss in fiscal 2021, and we are utilizing a significant portion of our cash to support our operations in fiscal 2021 as a consequence of suffering a material decrease in revenues.
Our planned growth could put strains on our senior management, employees, information systems and internal controls which may adversely impact our business and operations
.
We have experienced significant growth in our business activities and operations in the past few years, including the number of Houses and new business areas that form part of our operations. Our past expansion has placed, and our planned future expansion, including our investments in our digital platforms and new Houses, will place, significant demands on our administrative, operational, financial and other resources. Any failure by us to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls.
As a result of our planned growth, we will need to recruit and train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales, membership and operations functions. These processes may be extremely time consuming and expensive, increase management responsibilities and require significant management attention, and we may not realize a return on our investment in these processes and there can be no assurance that such processes will be successful.
Our success depends on the strength of our name, image and brands, and if the value of our name, image or brands diminishes, our business and operations would be adversely affected
.
Our trademarks, trade names, image and brands, including Soho House, Soho Home and Scorpios, have been associated with creativity, design, quality, exclusivity, service and style, and we have been recognized for providing our members with access to a community that provides curated member events programming and services, including high-quality food and beverage offerings, accommodation, working spaces, luxury beach settings, and wellness and beauty-care services. Our Houses have regularly attracted international press and social media coverage as a result of our association with leading cultural and creative influencers and innovators, exclusive events and—we believe—exceptionally high service standards. A key component of our image and brands lies in our ability to develop and offer dining and lifestyle experiences that cater to our members and guests. There can be no assurance that we will continue to be successful in this regard or that we will be able to maintain such levels of quality and exclusivity and avoid the dilution, infringement, misappropriation or other violation of our names, image, brands, trademarks or other intellectual property rights, particularly as we continue to expand.

Our success largely depends on our membership bases. The strength of our name, images, brands, trademarks and other intellectual property rights are a fundamental part of our ability to attract new members and retain current members, and our businesses would be adversely affected if our public image, reputation, brands, trademarks or other intellectual property rights were to be diminished, infringed, misappropriated or otherwise violated. If an event occurs that negatively affects our members’ perception of our name, images or brands, members may cancel their memberships or visit our properties and use our other offerings less frequently, or public perception of our names, images or brands may be negatively impacted which, in turn, could result in reduced traffic at our stand-alone restaurants, working spaces and/or spas, adversely affecting our business, financial condition, liquidity, results of operation, cash flows or prospects. Further, we are also at risk that the public may confuse our name, images, brands, trademarks and other intellectual property with other similarly-named brands. Such similarly-named brands may not operate at the same high standards that we do, resulting in negative goodwill for our name, images and brands.
In general, incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

•	actions taken (or not taken) by our employees relating to health, safety, construction, welfare, or otherwise;

•
security or data breaches or incidents, fraudulent activities associated with our membership database or electronic payment systems or unauthorized access to or use or disclosure of confidential, sensitive or PII;

•	litigation and legal claims, regardless of the merits or the outcome;

•	third-party misappropriation, dilution, infringement or other violation of our intellectual property; and

•	illegal activity targeted at us or others.
Our brand value could be diminished significantly if any such incidents or other matters erode confidence in our systems, which could result in fewer memberships being sold or renewed and ultimately lower Membership Revenues, which may adversely affect our business, results of operations and financial condition.
Finally, if we expand too rapidly we are susceptible to the perceived erosion of the desirability of our brand. In any such event, attrition among existing members may increase markedly, and we may encounter difficulties in attracting new members, any of which may adversely affect our business, results of operation and financial condition.
We may have to significantly increase our advertising, communications and marketing costs to prevent our name, image and brand value from diminishing, which may adversely affect our business and operations.
We largely rely on our existing membership base and our members’ personal networks for public relations and advertising our products and services and, as a result, we have virtually no marketing or sales costs associated with acquiring new members, and very low sales costs to market our products. However, as our business continues to grow and we seek to attract a larger membership or customer base for our different services and products, we may need to significantly increase and evolve our advertising, communications and marketing strategies, and more traditional advertising and marketing campaigns may not be successful, particularly in jurisdictions where the membership model for private clubs is not well known or is less developed. This may result in us incurring significantly more costs and expending other resources and investment to attract and retain members and other customers, which may adversely affect our business, results of operations and financial condition.
Our intellectual property rights are valuable, and any failure to obtain, maintain, protect, defend and enforce our intellectual property, including due to ‘brand squatting,’ could have a negative impact on the value of our brand names and adversely affect our business
.
We rely on intellectual property registrations and trademark, trade dress and copyright laws in the US and internationally, as well as technological measures and contractual provisions, such as confidentiality agreements with our employees, contractors and consultants, to establish and protect our brands, maintain our competitive position and protect our intellectual property from infringement, misappropriation or other violation. The success of our business depends partly upon our continued ability to obtain and use our trademarks, service marks and trade names to increase awareness of our brands and to assist with their roll out and expansion across the world. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. It is challenging for us to monitor the unauthorized use of our intellectual property for every brand in our business across multiple jurisdictions, and we will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use, infringement, misappropriation or other violation of our intellectual property rights. We rely on, and will continue to rely on, litigation and regulatory actions to enforce our intellectual property rights against third parties who infringe, misappropriate or otherwise violate our intellectual property rights, which could result in substantial costs and diversion of resources (particularly management time) for us, may result in counterclaims or other claims against us, and may also harm our reputation or limit our business operations.
As we have grown, we have sought to register and protect our intellectual property rights in an increasing number of jurisdictions, a process that can be expensive and may not always be successful. In particular, the legal systems of some foreign countries can make it difficult to protect our intellectual property rights to the same degree as under the laws of the UK, the EU and the US, and we may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in all countries in which we operate. Brand squatting has been an issue for us in places such as South America and Asia, and particularly in China and Australia, where the presence of pre-existing
third-party rights holders with ‘Soho’ trademarks has made registering our ‘Soho House’ trademark a challenge. We cannot be certain that all the steps we take and have taken to date are adequate to prevent imitation, use, infringement, misappropriation or other violation of our trademarks by others.
Currently, we do not own registered trademarks for all of our Houses and other brands, and while we may have unregistered rights in these trademarks, it may be harder for us to rely on any such unregistered rights to prevent third parties from copying or using our trademarks or logos without our permission. We have not been able to protect our trademarks in significant jurisdictions, such as China and Mexico. Our trademarks may be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our trademarks or using similar trademarks in a manner that causes confusion or dilutes the value or strength of our brand. Failing to adequately obtain, maintain, protect, defend and enforce our portfolio of our brands and other intellectual property could diminish their value, goodwill and market acceptance and may also result in customer confusion. This may adversely affect our business and operations or our ability to implement our growth strategy.
In addition to registered intellectual property rights, we rely on non-registered
proprietary information, technology and intellectual property rights, including with respect to the SH.APP and our other software, such as unregistered copyrights, confidential information, trade secrets, know-how
and technical information. We attempt to protect our intellectual property, technology, and confidential information in part through confidentiality, non-disclosure
and invention assignment agreements with our employees, consultants, contractors, corporate collaborators, advisors and other third parties who develop intellectual property on our behalf or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf or each party that has or may have had access to our confidential information, know-how
and trade secrets. These agreements may not be self-executing or may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of, our confidential information, intellectual property, or technology. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology or infringement of our intellectual property. Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims in respect of our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how
and inventions.
We may have disputes with, or be sued by, third parties for infringement, misappropriation or other violation of their intellectual property or proprietary rights, which could have a negative impact on our business.
Third parties may assert claims that we are infringing, misappropriating or otherwise violating their trademark, copyright or other intellectual property rights, and any claims or litigation, regardless of the outcome, may cause us to incur significant expenses and have a negative impact on our business. We cannot assure you that third parties will not seek to block, enjoin, oppose, or invalidate our use of certain trademarks or other intellectual property, seek monetary damages or other remedies for the prior use of our brand names or other intellectual property, or allege that the sale of our products or services is a violation of their trademark, copyright or other intellectual property rights. Defending any claims or litigation, even those without merit, could divert our management’s attention, consume significant time, result in costly legal fees or settlement, licensing, royalty or damages payments, restrict our business by requiring us to cease offering or re-design
certain products or services, impose other unfavorable terms, require us to satisfy indemnification obligations and damage our reputation, which may materially adversely affect our business, results of operations and financial condition.
We depend on our senior management for the future success of our business, and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and implement our growth strategies
.

Our future success and our ability to manage future growth depend, in large part, upon the efforts of our senior management team. Our senior management team is comprised of highly regarded and experienced figures within our industry with proven track records of successful international expansion. They have extensive experience with, and an understanding of, our members and customers who appreciate high quality alternatives to the traditional dining, entertainment and accommodation options and the price points at which such members and customers are willing to pay for the distinctiveness of the products or services. It could be difficult for us to find appropriate replacements for our senior management, as competition for such personnel is intense. For example, we currently depend on our CEO and founder, Nick Jones, for his continued service and performance. Although we have entered into an employment agreement with Mr. Jones, the agreement has no specific duration and constitutes at-will
employment. The loss of the services of one or more members of our senior management team, including Mr. Jones, could have an adverse effect on our ability to manage our business and implement our growth strategies.
We identified material weaknesses in connection with our internal control over financial reporting. Although we are taking steps to remediate these material weaknesses, there is no assurance we will be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses
.
In connection with the audits of our consolidated financial statements for fiscal 2020, fiscal 2019 and fiscal 2018, and in connection with the review of our unaudited condensed consolidated interim financial statements included in this Quarterly Report on
Form 10-Q,
our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of GAAP, commensurate with our financial reporting requirements and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively. As a result, numerous adjustments to our consolidated financial statements were identified and made during the course of the audit process.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we will be required to furnish a report by our management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, at the time we file our second annual report on Form
10-K
with the SEC, which will be for the year ending December 31, 2022. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by our management or independent registered public accounting firm, and such control deficiencies could have also represented one or more material weaknesses in addition to those previously identified. We are currently in the process of remediating these material weaknesses and we are taking steps that we believe will address their underlying causes. We have enlisted the help of external advisors to provide assistance in the areas of internal controls and GAAP accounting in the short term, and are evaluating the longer-term resource needs of our accounting staff, including GAAP expertise. These remediation measures may be time-consuming and costly, and might place significant demands on our financial, accounting and operational resources. In addition, there is no assurance that we will be successful in hiring any necessary finance and accounting personnel in a timely manner, or at all.
Assessing our procedures to improve our internal control over financial reporting is an ongoing process. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future. Any material weaknesses we identify could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.
We have incurred significant losses as a consequence of the
COVID-19
pandemic
.
During second quarter 2021, we incurred a consolidated net loss of $57 million and negative cash flows from operations of $94 million. Our financial statements have been prepared on the basis that we will continue to operate as a going concern, contemplate the realization of assets and the satisfaction of liabilities in the normal course of our business and make certain assumptions surrounding working capital events, projected cash flows and our ability to control expenses as necessary. While we believe these assumptions are reasonable, many of them relate to the effects that we expect loosening
COVID-19
restrictions to have on our business and we can make no assurance that they will ultimately prove to be true. In particular, key factors such as the timing of the reopening of Houses in a manner compliant with local laws and regulations (as well as anticipated demand), the level of in-House
sales (primarily sales of food and beverage) that, even after reopening, may be subject to reduced capacity as a result of ongoing restrictions, the continued high level of membership retention and renewals and the implementation of extensive cost reduction measures that continue to support the timing of House re-openings
and anticipated levels of activities will all affect our future cash flows and accordingly our ability to continue to operate as a going concern.

Our future performance depends in large part on our ability to respond to changes in consumer tastes, preferences and perceptions
.
Our industry is driven in large part by consumer preferences and perceptions. Our success depends significantly on our ability to anticipate and respond to dynamic and evolving consumer tastes and preferences in a timely manner. If we fail to continue to create and offer quality Houses, restaurants, co-working
spaces, wellness and other offerings, or provide superior service, we may not be able to sustain or increase membership and other member traffic, which may adversely affect our business, results of operation and financial condition. With respect to our restaurants, we may invest in the development of menu items and concepts which may not be as successful as we anticipate. If consumer tastes and preferences change, we may be required to adapt our offerings and we may not be able to do so quickly or successfully at a manageable cost. Moreover, if prevailing preferences and perceptions cause consumers to avoid our Houses, restaurants and other offerings in favor of alternatives, our business would materially suffer.
The growth of our business presents many risks, including risks related to the incurrence of debt or the expenditure of cash on new businesses, the risk that we may not be able to integrate new membership concepts into our existing business, which may prevent us from realizing the strategic and financial goals contemplated at the time of any such transaction and thus adversely affect our business
.
Our business has grown, in part, through a number of carefully selected investment opportunities several of which we have financed through the incurrence of indebtedness. Any strategic transaction we may undertake in the future could likewise result in the incurrence of debt and contingent liabilities or in the use by us of available cash on hand to finance any such acquisitions or other opportunities. We may experience difficulties in integrating new Soho House, Ned’s Club, Scorpios, Soho Home, digital or other membership concepts into our business. In addition, our management may be distracted by the development and opening of new Houses and growth of new businesses. Thus, if we fail to integrate new membership concepts, there could be a material adverse effect on our business, results of operation, and financial condition.
In addition, our debt burden may increase if, as we have from time to time in the past, we borrow funds to finance any future investment or expansion opportunities, which could have a negative impact on our cash flows and our ability to finance our overall operations. Although we analyze and conduct due diligence (including detailed feasibility studies and site visits) on potential new Houses and other opportunities, our assessments are subject to a number of assumptions, including but not limited to, profitability, growth, interest rates and company valuations, and our inquiries may fail to uncover relevant information. There can be no assurance that our assessments or due diligence of and assumptions regarding new Houses or other opportunities will prove to be correct, and actual developments may differ significantly from our expectations.
Our continued growth depends on our ability to expand our presence in new and existing markets and develop complementary properties, concepts and product lines
.
A substantial amount of our historical growth has been due to successfully establishing Houses in key cultural cities around the world and integrating our complementary products and services inside and outside of our Houses. We intend to replicate our model on an individualized but consistent basis in each city and continue focusing on the cross-selling opportunities created by our comprehensive portfolio of offerings. Our continued growth is dependent upon a number of factors, many of which are beyond our control, including our ability to: find quality locations and reach commercially acceptable agreements regarding the lease or, more rarely, the purchase of locations; compete for appropriate sites; convey the appeal and exclusivity of each of our brands to new markets to attract our target membership; comply with applicable zoning, land use, environmental, health and safety laws, and data privacy, protection and security laws, regulations and requirements; obtain, maintain, protect, defend and enforce our intellectual property rights, raise or have available an adequate amount of money for construction, development and/or opening costs; obtain appropriate permits and licensing, secure acceptable suppliers, particularly in emerging markets; and timely hire, train and retain the skilled management, chefs and other employees necessary to meet staffing needs. Any failure on our part to recognize or respond to each of these challenges may adversely affect the success of any new properties.
Typically, there has been a
‘ramp-up’
period of time before we consider a House to be ‘mature’ and expect it to achieve our targeted level of performance. Consumer recognition of our brand has been important in the success of our Houses in our existing markets and recognition may be lacking in new geographic markets. We believe pent-up
demand supports our continued growth but there can be no assurance we will successfully attract enough members and guests to new Houses and associated offerings, or that the operating results generated at new Houses and associated offerings will meet our expectations or equal the operating results generated at our existing Houses and offerings or that we will successfully complete development and expansion projects on a timely basis. Our capital and other expenditures may also be higher than expected due to cost overruns, unexpected delays or other unforeseen factors. We may also incur costs for Houses and other concepts which fail to open due to unforeseen circumstances, which could lead to material adverse effects on our business, financial condition, liquidity, results of operation, cash flows or prospects.

We are exposed to the risks that pertain to the specific jurisdictions in which we currently or may in the future operate, which could hinder our ability to maintain and expand our international operations
.
We currently have owned, leased and/or operated (pursuant to the terms of a management contract) Houses or other properties in the UK, the US, Canada, Turkey, Spain, the Netherlands, Germany, Greece, India and Hong Kong and plan in the next few years to expand to other international markets, including France, Italy, Israel and Mexico. The success and profitability of our current and future international operations are subject to numerous risks and uncertainties in each of these jurisdictions, many of which are outside of our control, such as exchange rate fluctuations, local economic conditions, availability of talented and qualified employees, import and export restrictions and tariffs, litigation in foreign jurisdictions, differing or limited protection of our intellectual property rights, cultural differences, increased expenses from inflation, political or economic instability, taxes and payment terms. Furthermore, changes in policies and/or laws in the UK, the US or other foreign jurisdictions resulting in, among other things, higher taxation or currency conversion limitations could reduce the anticipated benefits of our international operations. Any actions by countries or other jurisdictions in which we conduct or plan to conduct business to reverse policies that encourage foreign trade and investment could adversely affect our business relationships and gross profit. We may not be able to maintain and expand our international operations successfully or on economically favorable terms and, as a result, our business, results of operation and financial condition could be adversely affected.
Foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our financial condition
.
Our financial statements are prepared, and our financial results will be reported in, US dollars. As a result, we are exposed to foreign currency exchange rate risk both as a result of our operations in a variety of non-US
countries, and our investments that are denominated in currencies other than the US dollar. We currently have no hedging arrangements in place to manage our exposure to foreign currency exchange risk.
Our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our business, results of operation and financial condition.
The UK’s withdrawal from the European Union (‘EU’) could have an adverse effect on our business
.
In June 2016, UK voters approved a referendum to withdraw the UK’s membership from the EU, which is commonly referred to as “Brexit.” The UK’s withdrawal from the EU occurred on January 31, 2020, but the UK remained in the EU’s customs union and single market for a transition period that expired on December 31, 2020. On December 24, 2020, the UK and the EU entered into a trade and cooperation agreement (the ‘Trade and Cooperation Agreement’), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the UK was a member state of the EU, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the UK and the EU are expected to continue in relation to the relationship between the UK and the EU in certain other areas which are not covered by the Trade and Cooperation Agreement. The long-term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the UK and the EU.
We have operations in the UK and the EU and, as a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the UK and the EU and potential material changes to the regulatory regime applicable to our operations in the UK. The uncertainty concerning the UK’s future legal, political and economic relationship with the EU could adversely affect political, regulatory, economic or market conditions in the EU, the UK and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as to the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

We may also face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. For example, as of January 1, 2021, the UK lost the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in areas that are subject to such global trade agreements more difficult. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which laws of the EU to replace or replicate. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impact customer confidence resulting in customers reducing their spending budgets on our services, which could materially adversely affect our business, financial condition and results of operation.
Similarly, the curtailment of freedom of movement and the imposition of restrictions on the ability of EU nationals to live and work in the UK may have an impact on our ability to recruit and retain staff in the UK, which could materially adversely affect our business.
The ongoing instability and uncertainty surrounding Brexit and the implementation and application of the Trade and Cooperation Agreement, could require us to restructure our business operations in the UK and the EU and could have an adverse impact on our business and employees in the UK and EU.
We have certain fixed costs which we may be unable to adjust in a timely manner in response to a reduction in revenue
.
The costs associated with owning, leasing and/or operating our Houses are significant, some of which may not be altered in a timely manner in response to changes in demand for our services. Rent expenses and property taxes constitute our primary fixed costs, and our profitability is dependent on our ability to anticipate and react to increases in food, labor, employee benefits and similar costs over which we have limited or no control. Food and beverage costs are a significant part of our operating expenses and have increased significantly in recent years and we anticipate those increases may continue. If our revenues decline and we are unable to reduce our expenses in a timely manner, or are unable or unwilling to pass these costs on to our members and guests, our business, results of operation and financial condition may be materially and adversely affected.
Food shortages or increases in food costs could slow our growth or harm our business.
A key part of our business is the supply of quality food that meets our requirements at prices that remain attractive to our customers. This means we need to achieve favorable commercial terms with our suppliers and ensure there is an uninterrupted supply chain which keeps pace with our growth in each of the jurisdictions in which we are based. If there is an interruption to food supply or a food shortage on a local or global scale (including as a result of inclement weather, issues in production or distribution, unanticipated demand or other conditions), this could reduce the availability of food in, and increase the pricing of, the food chain supplies that we use to run our operations. As we continue to expand into new territories in lesser developed countries, the risk of an interruption in our supply chain is more likely. Failure to source quality food at prices that are attractive to our customers may force us to increase our own pricing or remove certain items from our menus. This could make us less attractive to our members and customers who may then choose to reduce their dining in our businesses. Alternatively, we may be unwilling to pass these increased costs on to our members and customers, which would decrease our profit margins. In either case, this could have a material adverse effect on our business, results of operation and financial condition.
We are a holding company and our principal asset is be our direct ownership of Soho House Holdings Limited and the other operating companies. We are dependent upon distributions from our subsidiaries to pay dividends (if any) taxes and other expenses.
Membership Collective Group Inc. is a holding company and our principal asset is our direct ownership of Soho House Holdings Limited and the other operating companies. We have no independent means of generating revenue. We intend to cause Soho House Holdings Limited and the other operating companies to make distributions to us in an amount sufficient to allow us to pay our taxes and operating expenses, but we are limited in our ability to cause Soho House Holdings Limited and the other operating companies to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our credit facilities. Our existing credit facilities and any future indebtedness we may incur may restrict the ability of Soho House Holdings Limited and the other operating companies to make distributions to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Yucaipa, through its participation in the Voting Group, has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote
.

We are currently controlled by the Voting Group of which Yucaipa is a part. The Voting Group has agreed to vote with the other members of the Voting Group in favor of the election of Directors nominated by members of the Voting Group in accordance with a Stockholders’ Agreement entered into between us and each member of the Voting Group. Yucaipa owns approximately 56.0% of our Class B common stock, or approximately 53.7% of the combined voting power of our common stock outstanding, and the Voting Group own Class B common stock representing approximately 95.9% of the combined voting power of our common stock outstanding. Once the Voting Group owns less than 15% of the shares of our total outstanding common stock, all remaining Class B common stock will automatically convert on a one-for-one
basis into Class A common stock, however the Voting Group will continue to be entitled to certain board nomination rights for so long as it continues to own at least 9% of the shares of our total outstanding common stock.
The holders of our Class B common stock, which comprise certain affiliates of Yucaipa, our CEO (Mr. Jones), and a member of our board (Mr. Caring), are entitled to ten votes per share, whereas the holders of our Class A common stock are entitled to one vote per share of Class A common stock. As long as the Voting Group owns or controls common stock representing at least a majority of our outstanding combined voting power, and its members agree to act together, it will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board and the approval of any significant corporate transaction, including a sale of all or substantially all of our assets. Even if the Voting Group’s ownership falls below 50% of the combined voting power of our outstanding common stock, acting together, it may continue to be able to strongly influence or effectively control our decisions, including as a result of the right of the Voting Group to nominate individuals for election to our board. Additionally, the Voting Group’s interests may not align with the interests of our other stockholders. Yucaipa and Mr. Caring are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Yucaipa and Mr. Caring may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Our audit committee is responsible for reviewing all related party transactions for potential conflict of interest situations and approving all such transactions. Our audit committee consists of directors who are independent as required by SEC and the listing rules of the NYSE, subject to the permitted phase-in
period afforded by such rules. In addition, our code of ethics contains provisions designed to address conflicts of interest. However, such provisions may not be effective in limiting Yucaipa’s significant influence over us.
Risks Related to Our Indebtedness
We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results as well as limit our ability to pursue our growth strategy
.
We have a substantial amount of debt, which requires significant principal and interest payments. As of July 4, 2021, we had $688 million of total debt (net of issuance costs) excluding operating leases outstanding (see Note 12 to our audited consolidated financial statements). Subject to the restrictions contained in our debt facilities, we may be able to incur additional indebtedness from time to time to finance working capital, capital expenditure or investments, or for other purposes. These restrictions will not prevent us from incurring obligations that do not constitute indebtedness, may be waived by certain votes of debt holders and, if we refinance our existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness or other financial obligations are added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify.
Our substantial debt could adversely affect our financial condition and increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on, or other amounts due in respect of our indebtedness. Our substantial indebtedness, combined with our other existing and any future financial obligations and contractual commitments, could have important consequences. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under our credit facilities, including restrictive covenants, could result in an event of default under such facilities;

•	increase our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have proportionately less indebtedness;

•
require the dedication of a substantial portion of our cash flow from operations towards the payment of amounts due on our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures and development or other corporate purposes;

•	increase our cost of borrowing and cause us to incur substantial fees from time to time in connection with debt amendments or refinancing;

•	increase our exposure to rising interest rates because a portion of our borrowings is at variable interest rates;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•
place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting, including acquiring new assets;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures to service or repay such indebtedness; and

•	limit our ability to borrow additional funds, or dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, and other corporate purposes.
Each of these factors may have a material adverse effect on our business, results of operation and financial condition.
Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities
.
The terms of our outstanding indebtedness restrict us from engaging in specified types of transactions. These covenants restrict our ability, among other things, to:

•	incur indebtedness or guarantees or engage in sale and leaseback transactions;

•	incur liens;

•	engage in mergers, acquisitions and asset sales;

•	alter the business conducted today by the company and its restricted subsidiaries;

•	make investments and loans;

•	declare dividends or other distributions;

•	enter into agreements limiting restricted subsidiary distributions; and

•	engage in certain transactions with affiliates.
Our indebtedness limits our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our results of operation. We believe that we will be able to operate our business without breaching the terms of our indebtedness. In addition, the credit agreements governing our credit facilities require us to meet specified financial and operating results and maintain compliance with specified financial covenants and ratios. In particular, under our senior revolving facility agreement (the ‘Revolving Credit Facility’) with HSBC Bank PLC (‘HSBC’) on December 5, 2019, from March 31, 2020 we are required to maintain a Consolidated Obligor EBITDA (as defined in the Revolving Credit Facility) at or above a certain level. This level is £22 million ($30 million) at July 4, 2021 and scales up to £32 million ($44 million) from December 31, 2021 in line with the anticipated recovery from the pandemic. We are currently in compliance with such covenants. The Revolving Credit Facility was repaid in full in August 2021 with proceeds from the IPO. The full facility remains for us to draw down as required.
A breach of any of the restrictive covenants in our credit facilities or senior secured notes could result in an event of default, which could trigger acceleration of our indebtedness and may result in the acceleration of, or default under, any other debt we have incurred or we may incur in the future to which a cross-acceleration or cross-default provision applies, which could have a material adverse effect on our business and operations. In the event of any default under our credit facilities or senior secured notes, the applicable lenders or notes purchasers could elect to terminate borrowing commitments and declare all borrowings and loans outstanding, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents, entered into in connection with our credit facilities and our senior secured notes. We have pledged a significant portion of our assets as collateral under our credit facilities and our senior secured notes.
If we were unable to repay or otherwise refinance these borrowings and loans when due, the applicable lenders or agents could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders or agents accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the agreements governing our credit facilities or senior secured notes or the exercise by the applicable lenders or agents of their rights under the security documents would likely have a material adverse effect on our business and operations. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing on terms acceptable to us, or at all, to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions maty affect our ability to grow in accordance with our strategy.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly
.
Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to a minimum LIBOR of 0% of the relevant currency or EURIBOR (as the case may be) plus an applicable margin of 3.35%. If the specified LIBOR or EURIBOR rate were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
We may enter into interest rate swaps, caps or other derivative financial instruments that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we currently have no hedging arrangements in place, and as such do not maintain derivative financial instruments with respect to all of our variable rate indebtedness, and any swaps we enter into in the future may not fully mitigate our interest rate risk.
We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control
.
We are a holding company, and as such have no independent operations or material assets other than our ownership of equity interests in our subsidiaries and joint ventures, and our subsidiaries’ and our joint ventures’ contractual arrangements with members and customers, and we will depend on our subsidiaries and joint ventures to distribute funds to us so that we may pay our obligations and expenses.
Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on the ability of our subsidiaries and joint ventures to make distributions, dividends or advances to us, which in turn will depend on our subsidiaries’ and joint ventures’ future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control.
For the purposes of our going concern assessment, we have considered the on-going
impact of the
COVID-19
pandemic and the resultant global economic uncertainties on our business and have undertaken a detailed assessment of cash flow and other forecasts covering a period of at least the next 12 months. As part of the going concern assessment, we have modelled a number of different scenarios. Given current economic conditions, including but not limited to the continued impact of the
COVID-19
pandemic, our modelling of various scenarios, as compared to detailed forecasts, considers the potential impact of such generalized economic uncertainties on our business across all regions and the extent to which this could adversely affect House openings and cash flows. However, we can provide no assurance that the scenarios included in our models will ultimately provide to be true, our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized, or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs without taking other steps to reduce or delay expenditure. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy or take such other steps to reduce or delay expenditure. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we can provide no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Risks Related to Our Properties
Our properties are currently geographically concentrated in a limited number of cities and, accordingly, we could be disproportionately harmed by an economic downturn in these cities or by a disaster, such as a hurricane, earthquake or terrorist attack, among other catastrophes.
The concentration of our properties in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified companies. For example, an economic downturn, a natural disaster, a terrorist attack, civil disturbances or similar catastrophes in London, New York or Los Angeles would likely have a disproportionate effect on our overall results of operation. In addition, certain of our properties are located in markets that are more susceptible to natural disasters than others, which could adversely affect those properties, the local economies, or both. Specifically, the Miami, Florida area, where Soho Beach House is located, is susceptible to hurricanes, such as those that occurred in 2017; West Hollywood, California, where Soho House West Hollywood is located, and Istanbul, Turkey, where Soho House Istanbul is located, are susceptible to earthquakes; and there have been multiple terrorist attacks in areas where a number of our Houses are located, including London, Istanbul and Mumbai. Our properties are also at risk of man-made
disasters, particularly fires. Our properties are also at risk of being negatively impacted by civil disturbances, protest or rioting, such as the 2019 political protests which impacted Soho House Hong Kong. While we maintain property and business interruption insurance, we carry large deductibles, and there can be no assurance that if an earthquake, hurricane or other natural or man-made
disaster or other catastrophe should affect our geographical areas of operations, we would be able to maintain our current level of operations or profitability, or that property and business interruption insurance would adequately reimburse us for our losses. Any such economic downturn, disaster or other catastrophe could adversely affect our business, results of operation and financial condition.
We own some of our properties, which exposes us to a fall in property prices which could harm our business.
While our model is to lease our properties, there are certain properties within our portfolio—Babington House (Somerset, England), High Road House (London, England), Soho Beach House (Miami, US), Ludlow House (New York, US) and Soho House Barcelona (Barcelona, Spain)—that we own, whether wholly-owned or by way of a joint venture. The property market in any jurisdiction may fall resulting in an erosion of value that we have built up in the owned properties and therefore adversely impacting our business, results of operations and financial condition.
Our efforts to develop, redevelop or renovate our owned and leased properties could be delayed or become more expensive, which could reduce revenues or impair our ability to compete effectively.
The condition of aging properties could negatively impact our ability to attract members, or result in higher operating and capital costs, either of which could reduce revenues or profits. While we have budgeted for replacements and repairs to furniture, fixtures and equipment at our properties, there can be no assurance that these replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including:

•	construction delays or cost overruns (including with respect to labor and materials) that may increase project costs;

•	obtaining zoning, occupancy, and other required permits or authorizations;

•	changes in economic conditions that may result in weakened or lack of demand or negative project returns;

•	governmental restrictions on the size or kind of development;

•	lack of availability of rooms or spaces for revenue-generating activities during construction, modernization or renovation projects;

•	environmental conditions of properties being developed;

•	force majeure events, including earthquakes, tornadoes, hurricanes, floods or tsunamis; and

•	design defects that could increase costs.
If properties under development or renovation are delayed in opening as scheduled, or if renovation investments adversely affect or fail to improve performance, this could lead to material adverse effects on our business, results of operation and financial condition.
Because most of our properties are leased, we are subject to the risk that these leases could expire or be terminated, including as a result of our default on payments under the lease, either of which would cause us to lose the ability to operate these properties.
Most of our Houses and the properties from which we operate our businesses are occupied under leases and the operation of our businesses in those Houses depends on our right to use the premises demised by the relevant lease. We are subject to the risk that a lessor could refuse to extend the agreed term of any lease agreement or that a lease agreement could be terminated before expiration of the lease term (e.g., due to a contractual break option available to the lessor or a breach of a statutory provision applicable to certain fixed-term lease agreements in the UK and Germany) or not be renewed on commercially reasonable terms or at all. Under the typical terms of the relevant leases, in the event of certain material breaches by us, the landlord may enforce its right to forfeit or terminate the lease. In some instances, the tenant has customary rights to apply for relief from any such forfeiture or termination, which application is likely to be successful if the relevant breach is remedied at the same time. However, more generally, there can be no assurances that any affected landlord would continue to allow us to use the land demised by the lease if we fail to meet our contractual obligations thereunder.

We are subject to the risk of condemnation or compulsory forfeiture
.
Our business would be materially adversely affected if a condemnation or compulsory purchase order occurs in respect of any properties in which we have a long leasehold or freehold interest, since we would no longer be able to use and occupy the relevant property, and it would be unlikely that the amount received pursuant to the condemnation or compulsory purchase would represent the fair market value of the relevant property. Any property in any jurisdiction in which we operate may at any time be expropriated or compulsorily acquired by, among others, a local authority or a governmental department in connection with redevelopment or infrastructure projects which are of public benefit. Any of these developments could have a material adverse effect on our business, or results of operation and financial condition.
Any mortgage debt obligations we incur will expose us to increased risk of property losses due to foreclosure, including as a result of our cross-defaults to other indebtedness which could have a material adverse effect on us, including our financial condition, liquidity and results of operation
.
Incurring mortgage debt increases our risk of property losses because any defaults on indebtedness secured by our owned properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing the loan for which we are in default. For tax purposes, a foreclosure of any non-recourse
mortgage on any of our properties may be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. In certain of the jurisdictions in which we operate, if any such foreclosure is treated as a sale of the property and the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we could recognize taxable income upon foreclosure but may not receive any cash proceeds.
In addition, any default under our mortgage debt obligations may increase the risk of cross-default on our other indebtedness, including other mortgage debt. If this occurs, we may not be able to satisfy our obligations under our indebtedness, which could have a material adverse effect on us, including our business, results of operation and financial condition.
We believe that we will be able to operate our business without breaching the terms of any of our mortgage debt obligations. We are currently in compliance with all such terms.
The use of joint ventures or other entities, over which we may not have full control, for development projects or acquisitions could prevent us from achieving our objectives
.
We have in the past and may in the future acquire, develop or redevelop properties through joint ventures with third parties, acquiring non-controlling
interests in or sharing responsibility for managing the affairs of a House, joint venture or other entity. To the extent we own or lease properties through joint ventures or other entities, we may not be in a position to exercise sole decision-making authority regarding the ownership or operations of such House or property, joint venture or other entity. Investments in joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. Likewise, partners may have economic or other business interests or goals which are inconsistent or compete with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of creating impasses on decisions if neither we nor our partner have full control over the joint venture or other entity. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent management from focusing their time and effort on our business. Consequently, actions by, or disputes with, our partners might result in subjecting Houses or other properties owned or leased by the joint venture to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our partners.
Preparing our consolidated financial statements requires us to have access to information regarding the results of operation, financial position and cash flows of our joint ventures. Any deficiencies in our joint ventures’ internal controls over financial reporting may affect our ability to report our financial results accurately or prevent or detect fraud. Such deficiencies also could result in restatements of, or other adjustments to, our previously reported or announced operating results, which could diminish investor confidence and reduce the market price for our shares. Additionally, if our joint ventures are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or timely file our periodic reports.

We may be subject to unknown latent defects or contingent liabilities related to our existing properties or properties that we acquire, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operation and prospects.
Our properties or properties that we may in the future acquire may be subject to unknown latent defects or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to our existing properties and any future acquisitions of properties by us may not survive the closing of the transactions. Furthermore, indemnification under such agreements may not exist or be limited and subject to various exceptions or materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the transferors or sellers of their representations and warranties or other prior actions by the sellers. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us, including our business, results of operation and financial condition.
Our properties or properties that we may lease or acquire may contain or develop harmful mold that could lead to liability for adverse health effects and costs of remediating the problem, either of which could have a material adverse effect on us, including our results of operation
.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of the properties in our portfolio or properties that we may acquire or lease may contain microbial matter, such as mold and mildew, which could require us to undertake a costly remediation program to contain or remove the mold from the affected property. Furthermore, we can provide no assurances that we will be successful in identifying harmful mold and mildew at properties that we seek to acquire or lease in the future, which could require us to take remedial action at such properties. The presence of mold could expose us to liability from guests, employees, contractors and others if property damage or health concerns arise, which could have a material adverse effect on us, including our results of operation and financial condition.
Risks Related to our Technology and Data
Our business relies heavily on information systems and technology, and any failure, interruption or weakness in our or our third-party service providers’ information systems or technology may prevent us from effectively operating our business and damage our reputation. A failure to adequately update our existing systems and implement new systems could harm our businesses and adversely affect our results of operation
.
We increasingly rely on information technology (‘IT’) systems, including our point-of-sale
processing systems in our Houses, restaurants and other businesses and other information systems managed by third-party service providers, to interact with our members and customers and collect, maintain, store, transfer, disclose and otherwise process customer and member information and other PII, including for our operations, collection of cash, management of our supply chain, accounting, staffing, payment obligations, Automated Clearing House (‘ACH’) transactions, credit and debit card transactions, and other processes and procedures. We leverage our internal IT systems, and those of our third-party service providers, to enable, sustain, and support our business interests.
Given the communication channels through which we engage with our members, customers and employees, and other aspects of our business, it is important that we and our third-party service providers maintain uninterrupted operation of our business-critical computer systems. Our operations depend upon our ability, and the ability of our third-party service providers, to protect our computer equipment and other systems against damage, failure, interruption and other security incidents. However, our systems, and those of our third-party service providers, including back-up
systems, are subject to damage, interruption, disruption or outage from, among other things, physical theft, human error, power outages and loss, computer and telecommunications failures, computer viruses and worms, installation of malicious software, internal or external security or data breaches, phishing, ransomware, malware, social engineering attacks, credential stuffing, denial-of-service
attacks, catastrophic events and natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes, wars, terrorism, fraud, negligence, misconduct or errors by our employees or other third parties, including state-sponsored organizations with significant financial and technological resources, and other disruptive problems or security breaches. If our or our third-party service providers’ systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any interruption in such systems could have a material adverse effect on our business, results of operation and financial condition.

The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow, security breaches or other security incidents of our and our third-party service providers’ systems, or other unanticipated problems, could result in interruptions to, or delays in, our business and member and customer service, unauthorized access or misuse of data, including PII, and may reduce efficiency in our operations.
In addition, the implementation of technology changes and upgrades to maintain current systems and integrate new systems, as well as transitions from one service provider to another, may also cause service interruptions, disruptions or outages, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays, and may cause us to fail to comply with applicable laws, rules, regulations, policies, industry standards, contractual obligations and other legal requirements related to data privacy, protection and security. If our information systems or those of our third-party service providers fail, and our or our third-party service providers’
back-up
or disaster recovery plans are not adequate to address such failures, such events may adversely affect our business and operations. If we need to move to a different third-party system, our operations, including electronic funds transfer drafting, could be interrupted. In addition, remediation of such problems could result in significant, unplanned operating or capital expenditures, which may have an adverse effect on our business, results of operations and financial condition.
A cybersecurity attack, ‘data breach’ or other security incident experienced by us or our third-party service providers may result in negative publicity, claims, investigations and litigation and adversely affect our business, results of operation and financial condition.
Our IT and other systems, and those of our third-party service providers, are vulnerable to cybersecurity risks. For example, certain persons and entities may attempt to penetrate our network, the systems hosting our website, the SH.APP or our other networks and systems, and may otherwise seek to misappropriate our proprietary or confidential information, including PII, or cause interruptions of our service. Because the techniques used by such persons and entities to access or sabotage networks and systems are increasingly diverse and sophisticated, change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.
Back-up
and redundant systems may be insufficient or may fail, which may result in a disruption of availability of our products or services to our members or compromise the integrity or availability of our members’ information
In addition, sophisticated operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our networks, system, or our processing of personal information or other data. Furthermore, we depend upon our employees, independent contractors, consultants and other third parties with whom we do business to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if any of our IT or cybersecurity systems, processes or policies, or those of any of our manufacturers, logistics providers, customers, independent contractors or other third-party service providers fail to protect against or effectively and timely remediate unauthorized access, sophisticated hacking or terrorism, the mishandling, misuse or misappropriation of data, including PII, by employees, contractors or other persons or entities, software errors, failures or crashes, interruptions in power supply, virus proliferation or malware, communications failures, acts or war or sabotage, denial-of-service
attacks or other cybersecurity breaches or security incidents, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business, including intellectual property, personal information (including PII), and other confidential and proprietary data, could be stolen;

•
our electronic communications systems, including email and other methods, could be disrupted, delayed, or damaged, and our ability to conduct our business operations could be seriously damaged until such systems can be restored;

•
our ability to process customer orders and our distribution channels could be disrupted, interrupted or damaged, resulting in delays in revenue recognition, harm to our relationships with customers and prospective customers and harm to our reputation;

•
accidental release or loss of or access to information maintained in our or third-party service providers’ information systems and networks, including PII of our employees and our members, may occur; and

•
PII relating to various parties, including members, customers, employees and business partners, could be compromised, and we may be found to be in violation of applicable data privacy, security and protection laws, rules, regulations, industry standards, policies or contractual obligations.

Furthermore, outside parties may attempt to fraudulently induce our employees or employees of our third-party service providers to disclose sensitive or confidential information in order to gain access to our or our third-party service providers’ systems and processes. The number and complexity of these threats continue to increase over time. Although we develop, maintain and regularly monitor systems and controls designed to prevent cybersecurity events from occurring, and we have policies and processes to identify and mitigate threats, such efforts may not be adequate and may not be able to prevent security breaches or unauthorized access to important and confidential data, including PII. The development and maintenance of our IT systems, controls, and processes require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, including the implementation of threat protection, information and network security measures and business continuity and disaster recovery plans, our systems and those of our third-party service providers may be vulnerable, and we cannot guarantee that the inadvertent or unauthorized use of confidential, sensitive or personal information, including PII, will not occur, or that third parties will not gain unauthorized access to such information.
A number of the states, counties and cities in which we maintain facilities have issued “shelter in place” and similar orders in response to the recent global outbreak of
COVID-19.
As a result, a proportion of our employees are currently working remotely on less secure systems, and we may need to devote additional resources to enhance the security of our IT systems, which may not successfully prevent against all risks. This transition to a remote work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our IT infrastructure and computer systems, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal or confidential information. Additionally, our third-party vendors are experiencing similar challenges as they provide services to us.
Should any of the above events occur, we could be subject to significant claims for liability from our customers, members, employees or other third parties and legal or regulatory investigations, inquiries or actions from governmental agencies or competent courts. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Any regulatory, contractual or other actions, litigations, investigations, fines, penalties and liabilities relating to any actual or alleged misuse or misappropriation of PII or other confidential or proprietary information could be significant in terms of monetary exposure and reputational impact, and may necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems, processes, policies and procedures and remediate damages. While we maintain cyber risk insurance, in the event of a significant security or data breach, this insurance may not cover all of the losses that we may suffer. The successful assertion of one or more large claims against us that exceed our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance
requirements, could adversely affect our reputation and our business, financial condition and results of operations. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. Consequently, our financial performance and results of operations could be materially adversely affected.
In addition, certain jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. For example, the General Data Protection Regulation (2016/679) (‘GDPR’) and national laws supplementing the GDPR across the European Economic Area (‘EEA’), require companies to notify individuals of data security breaches that are likely to result in a high risk to the rights and freedoms of these individuals. Additionally, laws in all 50 US states require businesses to provide notice to customers whose PII has been disclosed as a result of a data breach. In some cases, our agreements with certain customers may require us to notify them in the event of a security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. Moreover, if we, or a third-party service provider or a similar provider in our industry were to experience a security breach, customers may lose trust in the security of the business model and underlying technology generally, which could adversely impact our ability to retain existing customers or attract new ones.
Any actual or perceived threat of breach or disruption to our services or any compromise of personal data, including PII, or any actual or perceived violations of cybersecurity laws, rules or regulations, could impair our reputation, cause us to lose customers, members or revenue, cause us to face costly litigation or administrative or regulatory proceedings, result in member complaints, necessitate customer service or repair work, require increased security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, require the investigation and remediation of any information security vulnerabilities and defending against and resolving legal and regulatory claims, all of which would involve substantial costs, divert our management’s attention and resources and have a material adverse effect on our business, financial condition and results of operations.
If we fail to properly maintain the confidentiality and integrity of our data, including member and customer credit or debit card and bank account information and other PII, or if we fail to comply with applicable laws, rules, regulations, industry standards and contractual obligations relating to data privacy, protection and security, it may adversely affect our reputation, business and operations.

In the ordinary course of business, we collect, use, transmit, store, share and otherwise process member, customer and employee data, including credit and debit card numbers, bank account information, dates of birth, location information and other highly sensitive information, including PII, in IT systems that we maintain, with third-party service providers with whom we contract to provide services, and in connection with the SH.APP. Some of this data is sensitive and could be an attractive target for criminal attack by malicious third parties with a wide range of expertise and motives (including financial gain), including organized criminal groups, hackers, disgruntled current or former employees, and others. In particular, the increasing sophistication and resources of cyber criminals and other non-state
threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. The integrity, protection and security of such member, customer and employee data is critical to us.
Despite the security measures we and our third-party service providers have in place to protect confidential information and PII and to comply with applicable laws, rules, regulations, industry standards and contractual obligations relating to data privacy, protection and security, our facilities and systems and those of our third-party service providers, as well as the SH.APP, may be vulnerable to security or data breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, misplaced, corrupted or lost data, programming or human errors or other similar events. Furthermore, the size and complexity of our IT systems and those of our third-party service providers make such systems potentially vulnerable to security or data breaches and other security incidents from inadvertent or intentional actions by our employees or third-party service providers or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our third-party vendors, may not be discovered, mitigated or remediated promptly or effectively.
Additionally, the collection, maintenance, use, disclosure, storage, transmission, disposal and other processing of PII by our businesses are regulated at the federal, state local, provincial and international levels as well as by certain industry groups, such as the Payment Card Industry organization and the National Automated Clearing House Association, and we cannot guarantee that we have been and will be in compliance with all such applicable laws, rules, regulations and standards. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events and the development of evolving technologies often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to change our business operations with respect to how we use, collect, store, transfer or otherwise process certain types of PII, implement new processes, and incur additional costs to comply with those laws and our members’ exercise of their rights thereunder.
Foreign data protection, privacy, consumer protection and other laws and regulations are often more restrictive than those in the United States. In particular, the EEA (comprised of the EU member states and Iceland, Liechtenstein and Norway) and the UK, have traditionally taken broader views as to types of data that are subject to privacy and data protection. The EU has adopted the GDPR, which went into effect in May 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects (in a concise, intelligible and easily accessible form) about how their personal information is to be used, imposes limitations on retention of information, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the US. In 2016, the EU and US agreed to a transfer framework for data transferred from the EEA to the US, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the EU (‘CJEU’) in its Schrems II ruling. We continue to evaluate the impact of the Schrems II decision and are considering whether any additional steps need to be taken to continue to comply with applicable regulations in light of Schrems II. The standard contractual clauses issued by the European Commission for the transfer of personal data, a potential alternative to the Privacy Shield, may be similarly invalidated by the CJEU, and it remains to be seen whether additional means for lawful data transfers will become available. Fines for noncompliance with the GDPR are significant and can be up to the greater of €20 million or 4% of annual global turnover. We may also be liable should any individual who has suffered financial or non-financial
damage arising out from our violation of the GDPR exercise their right to receive compensation against us. The GDPR also provides that EU member states may introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information. The EU has also proposed the draft ePrivacy Regulation, which will replace both the ePrivacy Directive and all the national laws implementing this directive. The ePrivacy Regulation, as proposed, would impose strict opt-in
marketing rules, change rules about cookies, web beacons and related technologies, and significantly increase penalties for violations. Such regulations could limit our ability to collect, use and share EU data, could cause our compliance costs to increase and could increase our potential liability, ultimately having an adverse impact on our business, and harm our business and financial condition.

Further, the UK’s vote in favor of exiting the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty with regard to data protection regulation in the UK. As of January 1, 2021, following the expiry of transitional arrangements agreed to between the UK and EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the UK’s Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the UK and the EU agreed to a specified period during which the UK will be treated like an EU member state in relation to transfers of personal data to the UK for four months from January 1, 2021. This period may be extended by two further months. Unless the European Commission makes an ‘adequacy finding’ in respect of the UK before the expiration of such specified period, the UK will become an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the UK will require a transfer mechanism, such as the standard contractual clauses. Furthermore, following the expiration of this specified period, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.
In the US, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and other processing of personal information. For example, the California Consumer Privacy Act (the ‘CCPA’), which came into effect on January 1, 2020, established a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording California residents the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, by charging more for services) for exercising any of their rights under the CCPA. The CCPA imposes severe civil penalties and statutory damages, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Furthermore, in November 2020, California voters passed the California Privacy Rights Act of 2020 (‘CPRA’). Effective in most material respects starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA to include additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA.
We make public statements about our use, collection, disclosure and other processing of PII through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or it may be alleged that we have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.
Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. Federal, state, local, provincial, and international regulators and industry groups may also consider and implement from time to time new data privacy, security and protection laws, rules, regulations and requirements that apply to our businesses, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, laws in all 50 US states require businesses to provide notice under certain circumstances to customers whose PII has been disclosed as a result of a data breach. Compliance with evolving data privacy and security laws, rules, requirements and regulations may result in cost increases due to necessary changes to our systems and practices, new limitations or constraints on our business models, the development of new administrative processes and may prevent us from providing certain offerings in certain jurisdictions in which we currently operate and in which we may operate in the future. They also may impose further restrictions on our processing, sharing, transmission, collection, disclosure and use of PII in connection with the SH.APP or that are housed in one or more databases maintained by us or our third-party service providers. Any actual or perceived noncompliance with applicable data privacy, security and protection laws, rules and regulations, industry group requirements, contractual obligations, consent requirements or a security or data breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, including PII, whether by us or by one of our third-party service providers, could have a material adverse effect on our business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order.

Risks Related to Regulations
We are subject to unionization and labor and employment laws and regulations, which could increase our costs and restrict our operations in the future
.
As a result of our recent entry into operating agreements relating to “The Line” and “Saguaro” hotels, we currently have employees represented by unions, and further, attempts may be made to organize more of our employee base, particularly in areas with a strong union presence or historical focus on labor rights, including New York and Los Angeles. As we continue to expand and enter new territories, unions may make further attempts to organize all or part of our employee base. If more or all of our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it would likely increase our costs and adversely impact our profitability. Additionally, responding to such organization attempts could distract our management and would likely result in increased legal and other professional fees, and potential labor union contracts could put us at increased risk of labor strikes and disruption of our operations.
Our business is subject to a variety of employment laws and regulations and may become subject to additional requirements in the future. Although we believe we are in material compliance with applicable employment laws and regulations, in the event of a change in requirement, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Moreover, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare, pension and benefit issues. We may not be able to successfully defend such claims. We also may not be able to maintain a level of insurance that would provide adequate coverage against such potential claims. Our failure to comply with applicable employment laws and regulations and related legal actions against us may affect our ability to compete or have a material adverse effect on our business, results of operation and financial condition.
The industries in which we operate are heavily regulated and a failure to comply with regulatory requirements and protocols may result in an adverse effect on our business
.
Our various properties are subject to numerous federal, state and local laws and regulations, including those relating to the preparation and sale of food and beverages, and specifically alcohol. The failure to comply with any such laws or regulations could subject us to a number of adverse consequences, including revocation or suspension of our liquor licenses by the relevant authorities and potential litigation. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our existing properties may be dependent upon our ability to obtain necessary building permits or other authorizations from local authorities. In addition, we are subject to the numerous rules and regulations relating to taxation. Finally, the products that we sell as part of our retail offerings are subject to various laws and regulations, including with regard to product and fire safety and labelling. We expect our business to expand into new and complementary lines of businesses which may subject us to additional laws and regulations and further increase the regulatory burden on us. Any failure to comply with these and other regulatory requirements may result in an adverse effect on our business, results of operations and financial condition.
We could face costs, liabilities and risks associated with, or arising out of, environmental, health and safety laws and regulations
.
We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations that, among other matters, (i) regulate certain activities and operations, such as the use, management, generation, release, treatment, storage or disposal of, and exposure to, regulated or hazardous materials, substances or wastes, (ii) impose liability for costs of investigating and cleaning up, and for damages to natural resources from, spills, contamination from waste disposals on and off-site,
or other releases of hazardous materials or regulated substances, and (iii) regulate workplace safety. Compliance with these laws and regulations could increase our cost of operation. Violation of these laws and regulations may subject us to sanctions or liabilities, including significant fines, penalties or other costs, suspension of our business or activities, or restrictions or revocation of licenses or permits, which could negatively impact our business, financial condition, liquidity, results of operation, cash flows or prospects. We could also be responsible for the investigation and remediation of environmental conditions at currently or formerly owned, operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third-party property damage or personal injury. Given that joint and several liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault, we may be subject to these liabilities regardless of whether we lease or own the property, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, third-party or a neighboring facility whose operations may have affected such property. We can also be liable for contamination at third-party sites to which we sent waste. In addition, from time to time, we may be required to remove, abate or manage certain substances such as asbestos, mold, radon gas, lead, or hazardous building materials or other hazardous conditions at our properties. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business, results of operation and financial condition.

In addition, new laws, regulations or policies or changes in existing laws, regulations or policies or in their enforcement, future spills or accidents or the discovery of currently unknown conditions or non-compliances
may give rise to investigation and remediation liabilities, compliance costs, fines and penalties or other sanctions, or liability and claims for alleged natural resource damages, personal injury or property damage, any of which may have a material adverse effect on our business, results of operations and financial condition.
Litigation concerning food quality, health and safety, employee conduct and other issues could require us to incur additional liabilities or cause customers to avoid our restaurants
.
Companies operating restaurants have from time to time faced lawsuits alleging that a guest suffered illness or injury during or after a visit to a restaurant, including actions seeking damages resulting from food borne illness and relating to notices with respect to chemicals contained in food products required under applicable laws. Similarly, food tampering, employee hygiene and cleanliness failures or improper employee conduct at the restaurants we operate could lead to product liability or other claims. We cannot guarantee to our customers that our internal controls and training will be fully effective in preventing such issues and associated claims. Regardless of whether any claims against us are valid or whether we are ultimately held liable, claims against us may receive significant media focus and publicity, may be expensive to defend and may divert management attention and other resources from our operations and hurt our business, brand, financial condition, liquidity, results of operation, cash flows or prospects. A judgment or settlement significantly in excess of our insurance coverage for any claims could materially adversely affect our business, results of operation and financial condition. We may not be able to successfully defend such claims. We also may not be able to maintain a level of insurance that would provide adequate coverage against such potential claims.
Failure to comply with the US Foreign Corrupt Practices Act (‘FCPA’), the UK Bribery Act 2010 (‘Bribery Act’) and similar laws associated with our activities could subject us to penalties and other adverse consequences.
We face significant risks if we fail to comply with the FCPA, the Bribery Act and other laws that prohibit improper payments or offers of payment to governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. In many countries, particularly in countries with developing economies, some of which represent significant markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, the Bribery Act or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA, the Bribery Act and similar laws, such policy may not be effective at preventing all potential FCPA, Bribery Act or other violations. We also cannot guarantee the compliance by our vendors, suppliers and joint venture partners with applicable US laws, including the FCPA, the Bribery Act or other applicable non-US
laws, including the Bribery Act. Therefore, there can be no assurance that none of our employees or agents will take actions in violation of our policies or of applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA and Bribery Act matters and monitor compliance is at an early stage. Any violation of the FCPA or the Bribery Act and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our business, results of operation and financial condition.
Risks Related to Taxation
Anticipated changes in effective tax rates or adverse outcomes resulting from our exposure to various tax regimes in the countries in which we operate
.
We will be subject to income taxes in the US, the UK and other jurisdictions in which we operate, and our domestic and foreign tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations and double taxation agreements, or in the interpretation, administration, or application thereof (in particular, as a result of Brexit); or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by US federal and state and foreign authorities. Outcomes from these audits could have an adverse effect on our business, results of operation and financial condition.
Net operating losses and excess interest deductions to offset future taxable income may be subject to certain limitations or forfeiture.
Realization of these tax losses and interest deductions depends on future income, and there is a risk that our existing NOLs in certain jurisdictions including the US and the Netherlands could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.
A portion of the Company’s US deferred tax assets relates to NOLs, the use of which may not be available as a result of limitations on the use of acquired losses under Section 382 of the Internal Revenue Code of 1986, as amended (the ‘Code’). With respect to these operating losses, there is no assurance that they will be used given the current assessment of the limitations on their use or the current projection of future taxable income in the entities to which these losses relate. In addition, future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. Our NOLs may also be impaired under US state laws. In addition, under the 2017 Tax Cuts and Jobs Act, NOLs generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. However, under the CARES Act, NOLs generated in taxable years 2018, 2019 and 2020 are not subject to this 80% limitation.
There is a risk that our UK losses and interest loss carryforwards may be restricted as a result of the changes in our stock ownership following the completion of our initial public offering on July 19, 2021.
Risks Related to Being a Public Company
We will incur increased costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices of which we have limited experience
.
As a public company, and increasingly after we cease to be an ‘emerging growth company,’ we will incur significant legal, accounting, administrative and other costs and expenses that we have not previously incurred or experienced as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and the NYSE, impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘say on pay’ voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board or our board committees, or as executive officers.
The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements and appropriately train our employees and management or bring in additional resources. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
If we do not have sufficiently experienced employees in the business or are not able to hire additional qualified employees, we may not be able to successfully manage our businesses and pursue our strategic objectives
.

The financial and legal workforce of our business are predominantly based in the UK and historically our business has been subject to accounting principles generally accepted in the UK and English law. We also report our financial results under GAAP and are subject to
US-related
regulations, including applicable SEC and NYSE regulations. As a result, we need to hire new employees with sufficient expertise to ensure our compliance with these and other regulations. Competition for such employees can be intense, and an inability to attract or recruit additional qualified employees in order to ensure regulatory compliance, to ensure the integrity of our own financial reporting processes and to expand our business, or the loss of any existing employees experienced in these fields, could adversely affect our business, financial condition, liquidity, results of operation, cash flows or prospects.
If our existing material weaknesses persist or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operation, which may adversely affect investor confidence in us and, as a result, the value of our Class
 A common stock and our overall business
.
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an ‘emerging growth company’ we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer an ‘emerging growth company.’ When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.
Furthermore, investor perceptions of our company may suffer if additional deficiencies are found in our internal control over financial reporting, and this could cause a decline in the market price of our Class A common stock and accordingly our overall business. Regardless of compliance with Section 404, our failure to remediate the material weaknesses which have been identified or any additional failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our business, financial condition, liquidity, results of operation, cash flows or prospects and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.
We are an ‘emerging growth company,’ and the reduced disclosure requirements applicable to such companies could make our Class
 A common stock less attractive to investors
.
We are an ‘emerging growth company,’ as defined in the Jumpstart Our Business Startups, or JOBS Act, enacted in April 2012, and may remain an ‘emerging growth company’ until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering. However, if certain events occur prior to the end of such five-year period, including if we become a ‘large accelerated filer,’ our annual gross revenues equals or exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible
debt in any three-year period, we will cease to be an ‘emerging growth company’ prior to the end of such five-year period. For as long as we remain an ‘emerging growth company,’ we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not ‘emerging growth companies.’
These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of operation” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

The JOBS Act provides that an ‘emerging growth company’ can take advantage of an extended transition period for complying with new or revised accounting standards, thereby delaying the adoption of these accounting standards until they would apply to private companies. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.
Risks Related to Our Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with the Voting Group, including control over decisions that require the approval of stockholders; this will limit or preclude your ability to influence corporate matters submitted to a stockholder vote
.
Each share of our Class B common stock is entitled to ten votes, and each share of our Class A common stock is entitled to one vote per share. Stockholders who beneficially own Class B common stock, including affiliates of Yucaipa and certain other stockholders (including Mr. Caring and Mr. Jones and their respective affiliates and family members) who together constitute the Voting Group, control approximately 95.5% of the combined voting power of our outstanding common stock. Pursuant to our Certificate of Incorporation, each holder of our Class B common stock has the right to convert its shares of Class B common stock to shares of Class A common stock on a one-for-one
basis. Additionally, shares of Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one
basis, upon transfer to any
non-permitted
holder of Class B common stock.
Because of the 10:1 voting ratio between shares of our Class B common stock and Class A common stock, the Voting Group (which collectively holds all of our outstanding shares of Class B common stock) collectively controls a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders, and will be so long as the Voting Group owns a requisite percentage of our total outstanding common stock. Pursuant to the terms of the Stockholders’ Agreement, the Voting Group and its members are entitled to designate individuals to be included in the nominees recommended by our Board for election to our Board as follows:

•
so long as the Voting Group owns at least 35% of our total outstanding shares of common stock, it will be entitled to designate nine directors for nomination, of which Yucaipa shall have the right to designate seven directors for nomination, Mr. Caring shall have the right to designate one director for nomination and Mr. Jones shall have the right to designate one director for nomination;

•
so long as the Voting Group owns less than 35% but at least 15% of our total outstanding shares of common stock, it will be entitled to designate six directors for nomination, of which Yucaipa shall have the right to designate four directors for nomination, Mr. Caring shall have the right to designate one director for nomination and Mr. Jones shall have the right to designate one director for nomination;

•
so long as the Voting Group owns less than 15% but at least 9% of our total outstanding shares of common stock, it will be entitled to designate three directors for nomination, of which Yucaipa shall have the right to designate one director for nomination, Mr. Caring shall have the right to designate one director for nomination and Mr. Jones shall have the right to designate one director for nomination; and

•
in the event that the Voting Group owns less than 9% of our total outstanding shares of common stock, neither the Voting Group nor any member will be entitled to designate any individuals for nomination for election to the Board; provided, however, that in the event at any time either Mr. Caring or Mr. Jones (in the case of Mr. Jones, at such time as Mr. Jones is not also our Chief Executive Officer) (including their respective affiliates and family members) shall own less than 5% of the shares of our outstanding common stock, such member shall no longer have the nominee designation rights set forth above and such designation shall instead be made by Yucaipa, unless, in each case, any individual member of the Voting Group owns more than 5% of our total outstanding common stock (at such time after the Voting Group owns less than 9% of our total outstanding shares of common stock), in which case such member will be entitled to nominate one director for election (though no other Voting Group member shall have any obligation to vote in favor of such nomination). In addition, for so long as Mr. Jones serves as our Chief Executive Officer, he shall remain a director on our Board.

•
Once the Voting Group owns less than 15% of the shares of our total outstanding shares of common stock, all remaining shares of Class B common stock will automatically convert on a one-for-one
basis into shares of Class A common stock. Until such time as no members of the Voting Group are entitled to designate individuals to be included in the nominees recommended by our Board for election to our Board, or the Stockholders’ Agreement is otherwise terminated in accordance with its terms, the Voting Group acting together will agree to vote their Class B common stock in favor of the election of the nominees selected by the Voting Group as set forth above. As a result, for so long as any shares of Class B common stock remain outstanding, the Voting Group will have the ability to elect all of the members it nominates to our Board, and thereby, will exert a significant amount of control over our management and affairs. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future. The difference in voting rights could also adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B common stock to have value.

In addition, our Certificate of Incorporation permits the issuance of additional shares of Class B common stock to members of the Voting Group. If any such additional shares of Class B common stock were to be issued to members of the Voting Group, because of the ten-to-one
voting ratio between our Class B common stock and Class A common stock holders of Class A common stock would experience a further and potentially significant lessening of their voting power and ability to influence matters submitted to our stockholders.
Additionally, the Voting Group’s interests may not align with the interests of our other stockholders. Yucaipa and Mr. Caring are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Yucaipa and Mr. Caring may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
We are a ‘controlled company’ within the meaning of the rules of and, as a result, we qualify for, and currently rely on, exemptions from certain corporate governance requirements; you will not have the same protections afforded to stockholders of companies that are subject to all such requirements.
Because the Voting Group controls a majority of the combined voting power of our common stock, and will continue to for so long as it owns a requisite percentage of our total outstanding common stock, we will be a ‘controlled company’ within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that it has, within one year of the date of the listing of our shares of Class A common stock:

•	a Board that is composed of a majority of independent directors, as defined under the listing rules of the NYSE;

•	a compensation committee that is composed entirely of independent directors; and

•	a nominating and corporate governance committee that is composed entirely of independent directors.
We currently utilize certain of these exemptions. As a result, our compensation committee does not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Our status as a ‘controlled company’ could make our Class A common stock less attractive to some investors or otherwise negatively impact the price of our Class A common stock.
Certain of our directors have relationships with Yucaipa, which may cause conflicts of interest with respect to our business.
One of our directors, the Executive Chairman, Mr. Burkle, is affiliated with and is the founder of Yucaipa. Our Yucaipa-affiliated directors have fiduciary duties to us and, in addition, have duties to Yucaipa. As a result, Mr. Burkle may face real or apparent conflicts of interest with respect to matters affecting both us and Yucaipa, whose interests may be adverse to ours in some circumstances.
Our Certificate of Incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
Under our Certificate of Incorporation, none of Yucaipa, the companies owned or controlled by Yucaipa, any affiliates of Yucaipa, or any of their respective officers, directors, principals, partners, members, managers, employees, agents or other representatives will have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our Certificate of Incorporation will provide that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, principal, partner, member, manager, employee, agent or other representative of Yucaipa or its affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Yucaipa or its affiliates and representatives, instead of us, or does not communicate information regarding a corporate opportunity to us that such individual has directed to Yucaipa or its affiliates and representatives. For instance, a director of our company who also serves as a director, officer or employee of Yucaipa or any of its portfolio companies or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our Board consists of fifteen members, one of whom is affiliated with Yucaipa. These potential conflicts of interest could have a material and adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by any of Yucaipa to itself or its affiliated funds, the portfolio companies owned by such funds or any of their affiliates instead of to us.

Anti-takeover provisions contained in our Certificate of Incorporation could impair a takeover attempt
.
Certain provisions in our Certificate of Incorporation are intended to have the effect of delaying or preventing a change in control or changes in our management. For example, our Certificate of Incorporation includes provisions that establish an advance notice procedure for stockholder resolutions to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board. Additionally, our Certificate of Incorporation will provide that we are not governed by Section 203 of the Delaware General Corporation Law (‘DGCL’), which, in the absence of such provisions, would have imposed additional requirements regarding mergers and other business combinations. However, our Certificate of Incorporation includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder, but such restrictions shall not apply to any business combination between our controlling stockholder and any affiliate thereof or its direct and indirect transferees, on the one hand, and us, on the other. These provisions could delay or prevent hostile takeovers and changes in control or changes in our management, even if these events would be beneficial for our stockholders.
Our Certificate of Incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which limits our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf under Delaware law, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the DGCL, our Certificate of Incorporation or bylaws, (4) any other action asserting a claim that is governed by the internal affairs doctrine or (5) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) in all cases subject to the court having jurisdiction over indispensable parties named as defendants. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act.
To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our Certificate of Incorporation contains a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the US federal district courts will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees and increase the costs to stockholders of bringing such a claim. If a court were to find the exclusive-forum provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
A significant portion of our total outstanding share is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of shares of our Class A common stock. We have 80,107,852 shares of Class A common stock outstanding and 141,500,385 shares of Class B common stock outstanding, which are convertible on a one-for-one
basis into shares of our Class A common stock. All or substantially all of the shares of Class A common stock available upon conversion of our shares of Class B common stock outstanding are subject to a
180-day
lock-up
period provided under agreements executed in connection with our initial public offering. Such shares of Class B common stock will, however, be able to be converted into shares of Class A common stock and resold after the expiration of the lock- up agreement. In addition, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC may, in their sole discretion, release all or some portion of the common stock subject to lock-up
agreements at any time and for any reason.

We have also filed a Form
S-8
under the Securities Act to register all shares of Class A common stock that we may issue under our equity compensation plans. In addition, the Voting Group and certain of our other equity holders have certain demand registration rights that could require us in the future to file registration statements in connection with sales of our Class A common stock by the Voting Group. Such sales by the Voting Group and certain of our other equity holders could be significant. Once we register these shares, they can be freely sold in the public market upon issuance, subject to the lock-up
agreements entered into in connection with our initial public offering. As restrictions on resale end, the market price of shares of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them or are released from the restrictions of the lock-up
agreements prior to their expiration, which may make it more difficult for you to sell your shares of Class A common stock at a time and price that you deem appropriate.
We have never paid dividends on our share capital and do not anticipate paying cash dividends in the foreseeable future.
We have never declared or paid cash dividends on our share capital. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Accordingly, you may have to sell some or all of your shares of Class A common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares and you may lose the entire amount of the investment.
Future sales, or the perception of future sales, of our Class A common stock may depress the price of our Class A common stock.
If we sell, or any of our stockholders sells, a large number of shares of our Class A common stock, or if we issue a large number of shares of Class A common stock in connection with future acquisitions, financings or other transactions, the market price of shares of our Class A common stock could decline significantly. Moreover, the perception in the public market that we might issue, or our stockholders might sell, shares of Class A common stock could depress the market price of those shares.
Additionally, each holder of our Class B common stock has the right, pursuant to our Certificate of Incorporation, to convert its shares of Class B common stock into shares of our Class A common stock on a one-for-one
basis. Such a conversion would increase the number of shares of Class A common stock available for sale and could have the effect of depressing the trading price of our shares of Class A common stock. Furthermore, any shares of our Class A common stock sold through the Community Offers will not be subject to lockup restrictions, which could have the effect of depressing the trading price of our shares of Class A common stock.
We cannot predict the size of future issuances of shares our Class A common stock or the effect, if any, that future issuances or sales of our shares will have on the market price of such shares. Sales of substantial amounts of our shares, including sales by significant stockholders, and shares issued in connection with any conversion of shares of Class B common stock or any additional acquisition, or the perception that such conversions or sales could occur, may adversely affect prevailing market prices for our shares of Class A common stock. Possible sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem necessary or appropriate.
Our operating results and share price may be volatile
.
Our annual and quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of shares of our Class A common stock may fluctuate in response to various factors, including:

•	market conditions in the broader stock market;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	introduction of new products or services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	results of operation that vary from expectations of securities analysis and investors;

•	guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance;

•	strategic actions by us or our competitors;

•	announcement by us, our competitors or our vendors of significant contracts or acquisitions;

•	sales, or anticipated sales, of large blocks of our common stock;

•	additions or departures of key personnel;

•	regulatory, legal or political developments;

•	tax developments;

•	public responses to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	litigation and governmental investigations;

•	changing economic conditions;

•	changes in accounting principles;

•	default under agreements governing our indebtedness;

•	exchange rate fluctuations; and

•	other events or factors, including those from natural or man-made disasters, war, acts of terrorism or responses to these events.
These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. While we believe that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert time and attention of our management from our business, which could significantly harm our profitability and reputation.
If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the price of shares of our Class
 A common stock may decline
.
We may provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of shares of our Class A common stock may decline as well.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
On July 19, 2021, we completed the IPO of Class A of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-257206). We sold 30,567,918 shares of common stock (which included 567,918 shares that were offered and sold pursuant to the partial exercise of the IPO underwriters’ option to purchase additional shares)] at a price to the public of $14.00 per share. Including the option exercise, The Company received aggregate net proceeds of $402 million after deducting underwriting discounts. The underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, BofA Securities, Inc., HSBC Securities (USA) Inc., Citigroup Global Markets Inc., William Blair & Company, L.L.C and Loop Capital Markets LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
Refer to Note 22 - Subsequent Events in this Quarterly Report on Form 10-Q for further information on the use of proceeds from the IPO.
(c) Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Membership Collective Group Inc., dated July 19, 2021.

3.2*	Amended and Restated Bylaws of Membership Collective Group Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Membership Collective Group Inc.

Date: August 26, 2021	By:	/s/ Nick Jones
Nick Jones
Chief Executive Officer

Date: August 26, 2021	By:	/s/ Humera Afzal
Humera Afzal
Chief Financial Officer

103