Form 10-Q
period 2021-10-03
Membership Collective Group Inc.
filed 2021-11-17
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2021

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

Registrant’s telephone number, including area code: +44 (0) 207 8512 300

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

As of November 17, 2021, the registrant had 61,029,730 shares of Class A common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of October 3, 2021 (Unaudited) and January 3, 2021	2
	Unaudited Condensed Consolidated Statements of Operations for the 13 weeks and 39 weeks ended October 3, 2021 and September 27, 2020	4
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the 13 weeks and 39 weeks ended October 3, 2021 and September 27, 2020	5
	Unaudited Condensed Consolidated Statements of Changes Stockholders’ Deficit for the 13 weeks and 39 weeks ended October 3, 2021 and September 27, 2020	6
	Unaudited Condensed Statements of Cash Flows for the 39 weeks ended October 3, 2021 and September 27, 2020	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	60
PART II.	OTHER INFORMATION	62
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
Signatures		64

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Membership Collective Group Inc.

Condensed Consolidated Balance Sheets

As of October 3, 2021 (Unaudited) and January 3, 2021

(in thousands, except for par value and share data)	October 3, 2021	January 3, 2021
Assets
Current assets
Cash and cash equivalents	$259,341	$52,887
Restricted cash	9,481	7,083
Accounts receivable, net	21,572	9,659
Inventories	26,606	22,551
Prepaid expenses and other current assets	60,791	43,563
Total current assets	377,791	135,743
Property and equipment, net	674,613	669,650
Operating lease assets	959,236	961,787
Goodwill	214,991	201,482
Other intangible assets, net	130,887	107,844
Equity method investments	20,508	24,102
Deferred tax assets	229	377
Other non-current assets	5,185	3,460
Total non-current assets	2,005,649	1,968,702
Total assets	$2,383,440	$2,104,445

Current liabilities
Accounts payable	$59,792	$61,540
Accrued liabilities	75,231	72,891
Current portion of deferred revenue	75,464	54,646
Indirect and employee taxes payable	27,750	15,743
Current portion of debt, net of debt issuance costs	3,903	88,802
Current portion of related party loans	21,565	611
Current portion of operating lease liabilities—sites trading less than one year	216	605
Current portion of operating lease liabilities—sites trading more than one year	32,752	26,036
Other current liabilities	42,843	38,584
Total current liabilities	339,516	359,458
Debt, net of current portion and debt issuance costs	454,633	574,580
Property mortgage loans, net of debt issuance costs	114,947	114,798
Related party loans, net of current portion and imputed interest	—	17,595
Operating lease liabilities, net of current portion - sites trading less than one year	124,054	68,708
Operating lease liabilities, net of current portion - sites trading more than one year	949,920	994,849
Finance lease liabilities	72,284	73,558
Financing obligation	75,622	74,161
Deferred revenue, net of current portion	23,727	23,959
Deferred tax liabilities	3,357	1,299
Other non-current liabilities	326	368
Total non-current liabilities	1,818,870	1,943,875
Total liabilities	2,158,386	2,303,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Balance Sheets

As of October 3, 2021 (Unaudited) and January 3, 2021

(in thousands, except for par value and share data)	October 3, 2021	January 3, 2021
Senior convertible preference shares, £1 par value, no shares authorized, issued or outstanding as of October 3, 2021 and January 3, 2021; redeemable preferred shares, £1 par value, no shares issued or outstanding as of October 3, 2021; 10,000,000 shares issued and outstanding as of January 3, 2021 (Note 15)	—	14,700
Redeemable C ordinary shares, £1 par value; no shares authorized, issued or outstanding as of October 3, 2021; 25,000,000 shares authorized, 16,435,997 shares issued and outstanding as of January 3, 2021 (Note 16)	—	160,405
Shareholders’ equity (deficit)
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 61,029,730 shares issued and outstanding as of October 3, 2021; no shares authorized, issued or outstanding as of January 3, 2021; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of October 3, 2021; no shares authorized, issued or outstanding as of January 3, 2021	2,025	—

A ordinary shares, £1 par value, no shares authorized, issued or outstanding as of October 3, 2021, 168,286,537 shares authorized, 166,575,991 shares issued and outstanding as of January 3, 2021; B ordinary shares, £0.0001 par value, no shares authorized, issued or outstanding as of October 3, 2021, 4,469,417 shares authorized, issued and outstanding as of January 3, 2021; C ordinary shares, £1 par value, no shares authorized, issued or outstanding as of October 3, 2021, 1,710,546 shares authorized, issued and outstanding as of January 3, 2021; C2 ordinary shares, £1 par value, no shares authorized, issued or outstanding as of October 3, 2021, 10,521,415 shares authorized, issued and outstanding as of January 3, 2021; D ordinary shares, £0.0001 par value, no shares authorized, issued or outstanding as of October 3, 2021, 3,991,256 shares authorized, 2,850,897 issued and outstanding as of January 3, 2021 (Note 14, Note 16 and Note 17)

	—	265,181
Additional paid-in capital	1,182,342	72,755
Accumulated deficit	(979,930)	(757,103)
Accumulated other comprehensive income (loss)	13,675	(13,257)
Total shareholders’ equity (deficit) attributable to Membership Collective Group Inc.	218,112	(432,424)
Noncontrolling interest	6,942	58,431
Total shareholders’ equity (deficit)	225,054	(373,993)
Total liabilities, redeemable shares and shareholders’ equity (deficit)	$2,383,440	$2,104,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 Weeks and 39 Weeks Ended October 3, 2021 and September 27, 2020

(in thousands except for per share data)	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Revenues
Membership revenues	$51,162	$42,351	$136,518	$134,559
In-House revenues	66,859	30,162	128,911	101,144
Other revenues	61,538	41,666	110,610	77,032
Total revenues	179,559	114,179	376,039	312,735
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $13,701 and $10,128 for the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $40,391 and $31,451 for the 39 weeks ended October 3, 2021 and September 27, 2020, respectively)	(89,340)	(45,432)	(205,579)	(170,095)
Other operating expenses (exclusive of depreciation and amortization of $3,605 and $1,584 for the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $16,665 and $11,386 for the 39 weeks ended October 3, 2021 and September 27, 2020, respectively)	(54,379)	(45,078)	(123,257)	(90,768)
General and administrative expenses	(24,369)	(17,336)	(60,374)	(57,185)
Pre-opening expenses	(4,672)	(4,588)	(15,990)	(15,976)
Depreciation and amortization	(21,500)	(15,825)	(61,250)	(46,950)
Share-based compensation	(15,281)	(642)	(19,958)	(642)
Foreign exchange (loss) gain, net	(14,599)	1,656	(30,521)	(3,638)
Other	(8,863)	(2,685)	(22,974)	(28,473)
Total operating expenses	(233,003)	(129,930)	(539,903)	(413,727)
Operating loss	(53,444)	(15,751)	(163,864)	(100,992)
Other (expense) income
Interest expense, net	(20,827)	(20,680)	(67,449)	(56,333)
(Loss) gain on sale of property and other, net	(31)	284	6,872	273
Share of income (loss) of equity method investments	949	(600)	123	(2,912)
Total other expense, net	(19,909)	(20,996)	(60,454)	(58,972)
Loss before income taxes	(73,353)	(36,747)	(224,318)	(159,964)
Income tax (expense) benefit	(2,868)	158	(2,048)	538
Net loss	(76,221)	(36,589)	(226,366)	(159,426)
Net (income) loss attributable to noncontrolling interests	(806)	359	2,873	3,415
Net loss attributable to Membership Collective Group Inc.	$(77,027)	$(36,230)	$(223,493)	$(156,011)
Net loss per share attributable to Class A and Class B common stock
Basic and diluted (Note 17)	$(0.72)	$(0.28)	$(1.73)	$(1.14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the 13 Weeks and 39 Weeks Ended October 3, 2021 and September 27, 2020

(in thousands)	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net loss	$(76,221)	$(36,589)	$(226,366)	$(159,426)
Other comprehensive income (loss)
Foreign currency translation adjustment	12,325	(7,404)	26,924	10,652
Comprehensive loss	(63,896)	(43,993)	(199,442)	(148,774)
(Income) loss attributable to noncontrolling interest	(806)	359	2,873	3,415
Foreign currency translation adjustment attributable to noncontrolling interest	123	(57)	8	207
Total comprehensive loss attributable to Membership Collective Group Inc.	$(64,579)	$(43,691)	$(196,561)	$(145,152)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Changes in Redeemable Shares and Shareholders’ Equity (Deficit) (Unaudited)

For the 13 Weeks and 39 Weeks Ended October 3, 2021 and September 27, 2020

(in thousands)	Soho House Holdings Limited Redeemable Preferred Shares	Soho House Holdings Limited Redeemable C Ordinary Shares	Soho House Holdings Limited Ordinary Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Deficit Attributable to Membership Collective Group Inc.	Noncontrolling Interest	Total Shareholders’ Deficit
As of December 29, 2019	$14,700	$67,416	$262,532	$48,461	$(528,642)	$26	$(217,623)	$35,654	$(181,969)
Net loss	—	—	—	—	(43,631)	—	(43,631)	(1,349)	(44,980)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(271)	(271)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	15,213	15,213
Net change in cumulative translation adjustment	—	—	—	—	—	13,741	13,741	(250)	13,491
As of March 29, 2020	$14,700	$67,416	$262,532	$48,461	$(572,273)	$13,767	$(247,513)	$48,997	$(198,516)
Net loss	—	—	—	—	(76,150)	—	(76,150)	(1,707)	(77,857)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	9,290	9,290
Conversion of related party loan to SHHL A ordinary shares	—	—	2,649	19,763	—	—	22,412	—	22,412
Proceeds from issuance of SHHL redeemable C ordinary shares	—	94,000	—	—	—	—	—	—	—
SHHL redeemable C ordinary shares issuance costs	—	(1,011)	—	—	—	—	—	—	—
Net change in cumulative translation adjustment	—	—	—	—	—	4,579	4,579	(14)	4,565
As of June 28, 2020	$14,700	$160,405	$265,181	$68,224	$(648,423)	$18,346	$(296,672)	$56,556	$(240,116)
Net loss	—	—	—	—	(36,230)	—	(36,230)	(359)	(36,589)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(102)	(102)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	495	495
Noncontrolling interest related to the Soho Restaurants Limited reorganization (Note 4)	—	—	—	—	—	—	—	2,095	2,095
Share-based compensation, net of tax	—	—	—	642	—	—	642	—	642
Net change in cumulative translation adjustment	—	—	—	—	—	(7,461)	(7,461)	57	(7,404)
As of September 27, 2020	$14,700	$160,405	$265,181	$68,866	$(684,653)	$10,885	$(339,721)	$58,742	$(280,979)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(in thousands except for share data)	Soho House Holdings Limited Redeemable Preferred Shares	Soho House Holdings Limited Redeemable C Ordinary Shares	Soho House Holdings Limited Ordinary Shares	Membership Collective Group Inc. Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ (Deficit) Equity Attributable to Membership Collective Group Inc.	Noncontrolling Interest	Total Shareholders’ (Deficit) Equity
As of January 3, 2021	$14,700	$160,405	$265,181	$—	$72,755	$(757,103)	$(13,257)	$(432,424)	$58,431	$(373,993)
Net loss	—	—	—	—	—	(90,479)		(90,479)	(2,558)	(93,037)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	644	644
Issuance of senior convertible preference shares (Note 15)	175,000	—	—	—	—	—	—	—	—	—
Senior convertible preference shares issuance costs	(13,426)	—	—	—	—	—	—	—	—	—
Proceeds from issuance of SHHL redeemable C ordinary shares (Note 16)	—	47,000	—	—	—	—	—	—	—	—
Share-based compensation, net of tax	—	—	—	—	2,129	—	—	2,129	—	2,129
Net change in cumulative translation adjustment	—	—	—	—	—	—	15,965	15,965	44	16,009
As of April 4, 2021	$176,274	$207,405	$265,181	$-	$74,884	$(847,582)	$2,708	$(504,809)	$56,542	$(448,267)
Net loss	—	—	—	—	—	(55,987)	—	(55,987)	(1,121)	(57,108)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(114)	(114)
Non-cash dividends on senior convertible preference shares	4,177	—	—	—	(4,177)	—	—	(4,177)	—	(4,177)
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition (Note 3)	—	—	905	—	7,795	—	—	8,700	—	8,700
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition (Note 3)	—	—	130	—	1,120	—	—	1,250	—	1,250
Purchase of Soho Works North America noncontrolling interests (Note 3)	—	—	5,596	—	26,945	—	—	32,541	(32,541)	—
Purchase of Scorpios noncontrolling interests (Note 3)	—	—	809	—	6,876	—	—	7,685	(16,338)	(8,653)
SHHL C2 ordinary shares issued in connection with the Line and Saguaro Acquisition (Note 3)	—	—	2,644	—	23,001	—	—	25,645	—	25,645
Accretion of redeemable preferred shares to redemption value, net of foreign currency remeasurement gain	4,955	—	—	—	(5,863)	908	—	(4,955)	—	(4,955)
Share-based compensation, net of tax	—	—	—	—	2,548	—	—	2,548	—	2,548
Net change in cumulative transition adjustment	—	—	—	—	—	—	(1,481)	(1,481)	71	(1,410)
As of July 4, 2021	$185,406	$207,405	$275,265	$-	$133,129	$(902,661)	$1,227	$(493,040)	$6,499	$(486,541)
Net loss	—	—	—	—	—	(77,027)	—	(77,027)	806	(76,221)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(240)	(240)
Non-cash dividends on senior convertible preference shares	158	—	—	—	(158)	—	—	(158)	—	(158)
Effect of the Reorganization Transactions (Note 1)	—	(207,405)	(275,265)	1,564	481,106	—	—	207,405	—	207,405
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	306	387,232	—	—	387,538	—	387,538
Conversion of senior convertible preference shares into Class A common stock (Note 1)	(165,907)	—	—	155	165,752	—	—	165,907	—	165,907
Foreign currency remeasurement loss on redeemable preferred shares	242	—	—	—	—	(242)	—	(242)	—	(242)
Redemption of the May 2016 preferred shares	(19,899)	—	—	—	—	—	—	—	—	—
Share-based compensation, net of tax	—	—	—	—	15,281	—	—	15,281	—	15,281
Net change in cumulative transition adjustment	—	—	—	—	—	—	12,448	12,448	(123)	12,325
As of October 3, 2021	$-	$-	$-	$2,025	$1,182,342	$(979,930)	$13,675	$218,112	$6,942	$225,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 39 Weeks Ended October 3, 2021 and September 27, 2020

(in thousands)	39 Weeks Ended
	October 3, 2021	September 27, 2020
Cash flows from operating activities
Net loss	$(226,366)	$(159,426)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	61,250	46,950
Share-based compensation, net of tax	19,958	642
Income tax expense (benefit)	2,048	(538)
Gain on disposal of property and other, net	(6,872)	(273)
Share of (profit) loss of equity method investments	(123)	2,912
Amortization of debt issuance costs	3,679	4,158
Loss on debt extinguishment	14,126	—
Imputed interest on interest free related party loans	—	1,574
PIK interest settled on extinguishment, net of non-cash interest	(64,870)	25,380
Distributions from equity method investees	—	846
Foreign exchange loss, net	30,521	3,638
Guarantee provision	—	5,011
Changes in assets and liabilities:
Accounts receivable	(10,099)	473
Inventories	(4,662)	3,775
Operating leases, net	20,906	34,129
Other operating assets	(23,636)	6,680
Deferred revenue	21,669	(9,122)
Accounts payable and accrued and other liabilities	47,532	15,187
Net cash used in operating activities	(114,939)	(18,004)
Cash flows from investing activities
Purchase of property and equipment	(64,125)	(91,315)
Purchase of intangible assets	(7,337)	(7,136)
Acquisition of subsidiaries, net of cash acquired (Note 3 and Note 4)	559	1,138
Acquisition of noncontrolling interests (Note 3)	(8,653)	—
Investments in equity method investees	—	(1,568)
Net cash used in investing activities	(79,556)	(98,881)
Cash flows from financing activities
Repayment of borrowings (Note 12)	(612,566)	—
Payment for debt extinguishment costs (Note 12)	(9,109)	—
Issuance of related party loans	4,014	—
Proceeds from borrowings (Note 12)	459,290	54,292
Payments for debt issuance costs	(12,994)	(904)
Proceeds from finance leases	—	104
Principal payments on finance leases	(214)	(130)
Proceeds from financing obligation	—	3,652
Principal payments on financing obligation	(994)	(844)
Distributions to noncontrolling interest	(373)	(383)
Contributions from noncontrolling interest	644	24,998
Senior convertible preference shares issued, net of issuance costs (Note 15)	161,574	—
Proceeds from issuance of SHHL redeemable C ordinary shares, net of issuance costs (Note 16)	47,000	92,989
Redeemable preferred shares redeemed (Note 15)	(19,899)	—
Proceeds from initial public offering, net of offering costs (Note 1)	388,078	—
Net cash provided by financing activities	404,451	173,774
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,104)	(304)
Net increase in cash and cash equivalents, and restricted cash	208,852	56,585
Cash, cash equivalents and restricted cash
Beginning of period	59,970	56,315
End of period	$268,822	$112,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 39 Weeks Ended October 3, 2021 and September 27, 2020

(in thousands)	39 Weeks Ended
	October 3, 2021	September 27, 2020
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$259,341	$106,299
Restricted cash in current assets	9,481	6,601
Cash, cash equivalents and restricted cash as of October 3, 2021 and September 27, 2020	$268,822	$112,900
Supplemental disclosures:
Cash paid for interest (including settlement of paid-in-kind interest)	$104,057	$22,776
Cash paid for income taxes	195	1,684
Supplemental disclosures of non-cash investing and financing activities:
Conversion of senior convertible preference shares to Class A common stock, including deemed dividend upon conversion of $51,469 (Note 15)	$165,907	$—
SHHL C2 ordinary shares issued in exchange for acquisitions of businesses and noncontrolling interests (Note 3)	75,821	—
Conversion of related party loan to SHHL A ordinary shares	—	22,412
Operating lease assets obtained in exchange for new operating lease liabilities	125,199	52,984
Accrued offering costs	540	—
Non-cash dividends on senior convertible preference shares (Note 15)	4,335	—
Accrued capital expenditures	3,499	4,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.
Nature of the Business

Membership Collective Group Inc. (“MCG”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change. Our members engage with us through our global portfolio of 30 Soho Houses, 9 Soho Works Clubs, The Ned in London, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

MCG was incorporated on February 10, 2021 under the laws of the State of Delaware. On July 19, 2021, we completed the initial public offering (“IPO”) of Class A of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-257206). Immediately prior to the closing of the IPO, we completed the following reorganization transactions (the "Reorganization Transactions") which resulted in changes to our common stock and issued and outstanding shares:

•
affiliates of The Yucaipa Companies, LLC, and Messrs. Ron Burkle, Nick Jones, and Richard Caring exchanged their equity interests in our predecessor entity, Soho House Holdings Limited (“SHHL”), for 141,500,385 shares of Class B common stock having an equivalent value;

•
the other equity holders of SHHL exchanged their equity interests for 14,935,193 shares of Class A common stock having an equivalent value.

In the IPO, we sold 30,567,918 shares of Class A common stock at a public offering price of $14.00 per share, including 567,918 shares of Class A common stock sold pursuant to the underwriters’ partial exercise of a “greenshoe” option to purchase additional shares of common stock to cover over-allotments. Immediately after the IPO, the senior convertible preference shares of SHHL were converted into 15,526,619 shares of Class A common stock.

The net proceeds from the IPO were $388 million, after deducting underwriting discounts and other offering costs. A portion of the proceeds from the IPO was used to repay outstanding indebtedness of $98 million in respect of our revolving credit facility and to pay the redemption price of the outstanding May 2016 redeemable preferred shares in an aggregate amount of $20 million.

During periods preceding the IPO that are presented in these unaudited interim condensed consolidated financial statements, our business was conducted through SHHL, a Jersey, Channel Islands private limited company, and its subsidiaries and joint ventures. As a result of the Reorganization Transactions, SHHL became a wholly-owned subsidiary of MCG. Such transactions were accounted for as a reorganization and, therefore, the consolidated financial statements of MCG in periods after the IPO recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of SHHL.

The consolidated entity presented is referred to herein as “MCG”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim information on Form 10-Q.The preparation of the financial statements in conformity with US GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. We consistently applied the accounting policies described in the consolidated financial statements of SHHL as of and for the year ended January 3, 2021 included in Amendment No. 1 to the Company’s Form S-1 filed with the SEC on July 6, 2021 in preparing these unaudited condensed consolidated financial statements, other than those impacted by new accounting standards as described below.

We operate on a fiscal year calendar consisting of a 52-or 53-week period ending on the last Sunday in December or the first Sunday in January of the next calendar year. In a 52-week fiscal year, each quarter contains 13 weeks of operations; in a 53-week fiscal year, each of the first, second and third quarters includes 13 weeks of operations and the fourth quarter includes 14 weeks of operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The unaudited condensed consolidated financial statements include normal recurring adjustments, which in the opinion of management are necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations, of comprehensive loss, of changes in redeemable shares and shareholders’ equity (deficit), and of cash

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, included in Amendment No. 1 to the Company’s Form S-1 filed with the SEC on July 6, 2021.

The results of operations for the 13-week and 39-week periods ending October 3, 2021 and September 27, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The unaudited condensed consolidated statement of operations and statement of comprehensive loss for the 39 weeks ended October 3, 2021 include the correction of an error related to the Company’s consolidated financial statements for the fiscal years ended January 3, 2021 and December 29, 2019. The error relates to the correction of a consolidating adjustment for foreign currency transaction gains of $13 million in the fiscal year ended January 3, 2021 and $4 million in the fiscal year ended December 29, 2019. The correction of this error is presented within other in the condensed consolidated statement of operations for the 39 weeks ended October 3, 2021 and within foreign currency translation adjustment in the condensed consolidated statement of comprehensive loss for the 39 weeks ended October 3, 2021.

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on previously reported net loss or cash flows, and no material impact on financial position.

Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for at least a period of 12 months after the date these financial statements are issued, and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the 13 weeks and 39 weeks ended October 3, 2021, the Company incurred a consolidated net loss of $76 million and $226 million, respectively. During the 39 weeks ended October 3, 2021, the Company had negative cash flow from operations of $115 million. As of October 3, 2021, the Company had an accumulated deficit of $980 million. As of October 3, 2021, the Company had cash and cash equivalents of $259 million, and restricted cash of $9 million.

In addition, since March 2020, the COVID-19 pandemic has significantly impacted our business and we have had to temporarily close some or all of our Houses, hotels and public restaurants, at different times due to the ongoing effects of the pandemic, which has and will continue to have an impact on our revenues. At the date of issuance of these condensed consolidated financial statements, our Houses are open where possible.

In assessing the going concern basis of preparation of the condensed consolidated financial statements for the 13 weeks and 39 weeks ended October 3, 2021, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the continued availability of funding to the Company from banks and shareholders.

We have considered the impact of the COVID-19 pandemic on the Company and the resultant global economic uncertainties and have undertaken are-assessment of the cash flow forecasts covering a period of at least 12 months from the date these financial statements are issued. Cash flow forecasts have been prepared based on a range of scenarios including, but not limited to, no further debt or equity funding, the timing of a full re-opening of our Houses staggered and/or deferred to the end of the calendar year, cost reductions, both limited and extensive, and a combination of these different scenarios. We have assessed the sensitivity analysis on cash flows, and in order to finance these cash flow forecasts, we have completed a series of positive financing events during 2021, including issuance of new senior secured notes in an aggregate amount equal to $295 million, €62 million ($73 million) and £53 million ($73 million), issuance of $175 million of senior convertible preference shares, and completion of our IPO for net proceeds of $388 million after deducting underwriting discounts and other offering costs (including net proceeds from the partial exercise of the overallotment option). The senior secured notes include an option for the Company to issue additional notes in an aggregate amount of up to $100 million on or prior to March 31, 2022. The proceeds from the senior secured notes and senior convertible preference shares have been used to repay all amounts outstanding under the Permira Senior Facility and the US government-backed bank loan. The proceeds from the IPO were used to repay the outstanding principal balance of our revolving credit facility of $98 million, which remains in place as a source of additional liquidity if required, and to pay the redemption price of outstanding redeemable preferred shares, with the remainder to be used for general corporate purposes, including working capital needs. See Note 12, Debt, and Note 15, Redeemable Preferred Shares, for additional information.

We believe that the completed working capital events, our projected cash flows and the actions available to management to further control expenditure, as necessary, provide the Company with sufficient working capital (including cash and cash equivalents) to achieve its plans to recover from the impact of the pandemic, subject to the following key factors:

•
the continued re-opening of Houses in a manner that is compliant with local laws and regulations, including the relaxing of mandatory capacity constraints, as well as anticipated demand;
•
the level of in-House sales activity (primarily sales of food and beverage) that, even after opening, may be subject to reduced capacity as a result of any on-going restrictions;

•
the continued high level of membership retention and renewals (which has been evidenced throughout the pandemic); and

•
the implementation of cost reduction measures that aligned with the anticipated levels of capacity.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

While the impact of lockdowns and other restrictions may re-occur beyond current expectations and impact the Company’s ability to keep open Houses and return to a level of operation consistent with pre COVID-19 within the timeframes assumed in management’s detailed cash flow forecasts, we believe that the Company has sufficient financial resources together with an established and cash generative business model, and access to capital.

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

Based on the above, the condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the condensed consolidated financial statements for the 13 weeks and 39 weeks ended October 3, 2021.

Offering Costs

Direct and incremental legal and accounting costs associated with the Company’s initial public offering totaling $40 million have been deferred and recorded as a reduction of offering proceeds within additional paid-in capital in the unaudited condensed consolidated balance sheet as of October 3, 2021. In addition, during the 13 weeks and 39 weeks ended October 3, 2021, the Company incurred $8 million and $15 million, respectively, of costs related to the offering which were recognized in other in the unaudited condensed consolidated statements of operations. There were no offering costs incurred during the 13 weeks and 39 weeks ended September 27, 2020.

Comprehensive Loss

The entire balance of accumulated other comprehensive income (loss), net of income taxes, is related to the cumulative translation adjustment in each of the periods presented. The changes in the balance of accumulated other comprehensive income (loss), net of income tax, are attributable solely to the net change in the cumulative translation adjustment in each of the periods presented, and include the error correction described above during the 39 weeks ended October 3, 2021.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in US GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company elected to early adopt the ASU on January 4, 2021. The provisions of this ASU have been applied on a modified retrospective basis and did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3.
Acquisitions

Cipura Acquisition

Prior to May 2021, the Company held a 50% interest in Soho House—Cipura (Miami), LLC (“Cipura”), which owns and operates the Mandolin Aegean Bistro, located in Miami, Florida. Historically, the Company accounted for its investment in Cipura using the equity method of accounting. On May 10, 2021, the Company acquired the remaining 50% ownership interest in Cipura in exchange for issuing 644,828 C2 ordinary shares of SHHL with an aggregate fair value of $9 million (the “Cipura Acquisition”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49 per share which was supported by recent third-party capital raising transactions that occurred during 2021. In connection with the Cipura Acquisition, the Company derecognized its previous 50% ownership interest in Cipura, which was remeasured to fair value; as a result, the Company recognized a gain of $7 million, which is included in gain (loss) on sale of property and other, net in the unaudited condensed consolidated statements of operations for the 39 weeks ended October 3, 2021. The fair value of the Company’s previously held interest was determined based upon the purchase consideration for the remaining 50% ownership interest.

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

As a result of the acquisition, the Company recognized goodwill of $17 million, which represents intellectual capital, know-how for potential future openings and undertakings, and economic benefits that the Company expects to derive from the ability to expand the Mandolin Aegean Bistro brand that do not qualify for separate recognition. The entire value of goodwill has been allocated to a separate reporting unit in our North America segment which did not have any goodwill prior to the Cipura Acquisition. The recognized goodwill is not deductible for tax purposes. During the 13 weeks ended October 3, 2021, the Company recorded adjustments to certain previous preliminary estimated fair values which resulted in recognition of an additional

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

operating lease right-of-use asset and associated lease liability of $1 million, a less than $1 million increase in intangible assets, a less than $1 million increase in deferred tax liabilities, and a less than $1 million reduction in goodwill.

The unaudited condensed consolidated financial statements include the results of Cipura from May 10, 2021 through October 3, 2021, however such results are considered immaterial to the overall operations of the Company. The unaudited condensed consolidated statements of operations for the 39 weeks ended October 3, 2021 also include less than $1 million in acquisition related costs, which were expensed as incurred and are included in general and administrative expense.

Mandolin Acquisition

On May 10, 2021, the Company acquired the intellectual property rights for Mr. Mandolin and Mrs. Mandolin (the “Mandolin IP”) in exchange for issuing 92,647 C2 ordinary shares of SHHL with an aggregate fair value of $1 million (the “Mandolin Acquisition”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49, as described above. The Mandolin Acquisition was accounted for as an asset purchase, and the Mandolin IP has been recorded in other intangible assets, net on the condensed consolidated balance sheet as of October 3, 2021.

Soho Works Acquisition

On May 10, 2021, the Company issued 3,984,883 C2 ordinary shares of SHHL with an aggregate fair value of $54 million to SW SPV, LLC (the “SW Seller”) in order to acquire the SW Seller’s 30% equity ownership interest in Soho Works North America, LLC (the “Soho Works Acquisition”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49 per share, as described above. Prior to the Soho Works Acquisition, the Company held a controlling interest in and therefore consolidated Soho Works North America, LLC. The Soho Works Acquisition was accounted for as a transaction with a noncontrolling interest holder that did not result in a loss of control. The Company derecognized noncontrolling interest of $33 million and recorded the difference between the fair value of consideration transferred to the SW Seller of $54 million and the carrying value of the noncontrolling interest as a reduction in additional paid-in capital (i.e. a deemed distribution in the absence of retained earnings). Following the Soho Works Acquisition, the Company became the sole equity owner of Soho Works North America, LLC.

Scorpios Noncontrolling Interests Acquisitions

On April 30, 2021, the Company acquired an additional 12% equity interest from various noncontrolling interest holders of Paraga Beach S.A. for cash consideration of $9 million. Paraga Beach S.A owns and operates the Scorpios Beach Club. On May 12, 2021, the Company issued 572,410 C2 ordinary shares of SHHL with an aggregate fair value of $8 million to Seligny Holdings Limited and Jaquelle Limited in order to acquire an additional 11% equity interest in Paraga Beach S.A (collectively, the “Scorpios Noncontrolling Interests Acquisitions”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49 per share, as described above. Prior to the Scorpios Noncontrolling Interests Acquisitions, the Company held a controlling interest in and therefore consolidated Paraga Beach S.A. Therefore, the Scorpios Noncontrolling Interests Acquisitions were accounted for as transactions with noncontrolling interest holders that did not result in a loss of control. In total, the Company derecognized noncontrolling interest of $16 million and recorded the difference between the fair value of consideration transferred to the noncontrolling interest holders and the carrying value of the noncontrolling interest as a reduction in additional paid-in capital. Following the Scorpios Noncontrolling Interests Acquisitions, Seligny Holdings Limited and Jaquelle Limited continue to hold a 10% ownership interest in Paraga Beach S.A.

Line and Saguaro Acquisition

On June 22, 2021 the Company entered into a membership interests purchase agreement with Sydell Group LLC (“Sydell”) to acquire all of the outstanding shares in the companies that together operate existing and future “The Line” and “Saguaro” hotels in the United States (the “Line and Saguaro Acquisition”). The hotels that are currently operational are located in Los Angeles, Washington DC, Austin, Scottsdale and Palm Springs, and between them offer a variety of food and beverage offerings together with approximately 1,470 hotel rooms. An additional hotel is under development in San Francisco. The Company issued 1,900,599 C2 ordinary shares of SHHL with an aggregate fair value of $26 million as consideration for the Line and Saguaro Acquisition. The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49 per share, as described above.

The Line and Saguaro Acquisition was accounted for as a business combination under the acquisition method of accounting. The only acquired identifiable assets are related to the hotel management agreements intangible asset, which has a total fair value of $24 million and an estimated useful life of 15 years. The Company did not acquire any other assets or assume any other liabilities.

As a result of the Line and Saguaro Acquisition, the Company recognized $2 million of goodwill, which represents the fair value of the assembled workforce that is not separately recognized from goodwill and the economic benefits that the Company expects to derive from the ability to expand the hotel management agreements that do not qualify for separate recognition. In addition, the goodwill relates to the synergies expected to be gained from the affiliation of the Line hotels with the Soho House brand name. The entire value of goodwill has been allocated to a separate reporting unit in our North America segment which did not have any goodwill prior to the Line and Saguaro Acquisition. The recognized goodwill is not deductible for tax purposes.

The condensed consolidated financial statements include the results of the acquired business from June 22, 2021 through October 3, 2021, however such results are considered immaterial to the overall operations of the Company. The condensed consolidated statements of operations for the 39 weeks ended October 3, 2021 also include less than $1 million in acquisition related costs, which were expensed as incurred and are included in general and administrative expense.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The C2 ordinary shares issued in the transactions described above were exchanged for Class A common stock of MCG in connection with our IPO in July 2021, as further described in Note 1, Nature of the Business.

4.
Consolidated Variable Interest Entities

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”): Soho Restaurants Limited (13 weeks and 39 weeks ended October 3, 2021 and 13 weeks ended September 27, 2020 only); Soho House-Sydell, LLP (all periods presented); Soho Works Limited (all periods presented); and Soho Works North America, LLC (all periods presented).

Soho Restaurants Limited

Soho Restaurants Limited (“Soho Restaurants”) is a casual fast-dining business that operates various restaurants throughout the UK. Prior to the August 2020 reorganization of Soho Restaurants (as further described below), the Company provided unsecured non-interest bearing loan notes (“Soho Restaurants Loan Notes”) to Soho Restaurants from time to time and guaranteed the obligations of Soho Restaurants under certain property leases with respect to any required rental and other payments. Prior to the year ended January 3, 2021, the Company did not have to make any payments under these rental guarantees and determined that the likelihood of the Company having to perform under the guarantees was remote. As a result of the impact of the COVID-19 pandemic on Soho Restaurants’ operations, the Company reassessed the likelihood of performance under the guarantees and recognized a charge of $5 million during the second fiscal quarter of 2020; this guarantee provision is included in general and administrative expense in the condensed consolidated statements of operations for the 39 weeks ended September 27, 2020.

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

The Soho Restaurants reorganization transaction was accounted for using the acquisition method of accounting. Upon initial consolidation, the Company recognized $1 million of cash and cash equivalents, $5 million of net working capital liabilities, and $11 million of right-of-use assets and related lease liabilities. In addition, the Company recognized noncontrolling interest of $2 million.

Soho House-Sydell, LLP

The Soho House-Sydell, LLP joint venture maintains a management agreement to operate The Ned, which is owned by unconsolidated related parties to the Company. Management fees are recognized in other revenues in the condensed consolidated statements of operations.

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

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	October 3, 2021⁽¹⁾	January 3, 2021
Cash and cash equivalents	$4,059	$5,572
Restricted cash	—	172
Accounts receivable	5,179	1,449
Inventories	99	68
Prepaid expenses and other current assets	12,562	1,370
Total current assets	21,899	8,631
Property and equipment, net	89,594	84,483
Operating lease assets	240,782	248,975
Other intangible assets, net	43	49
Other non-current assets	203	207
Total assets	$352,521	$342,345
Accounts payable	10,454	8,379
Accrued liabilities	14,094	7,676
Indirect and employee taxes payable	1,024	54
Current portion of operating lease liabilities - sites trading less than one year	—	767
Current portion of operating lease liabilities - sites trading more than one year	10,394	9,395
Other current liabilities	1,439	47
Total current liabilities	37,405	26,318
Debt	20,986	17,585
Operating lease liabilities, net of current portion - sites trading less than one year	—	68,869
Operating lease liabilities, net of current portion - sites trading more than one year	280,055	220,529
Other non-current liabilities	423	368
Total liabilities	$338,869	$333,669
Net assets	$13,652	$8,676

(1)
Amounts as of October 3, 2021 include balances related to SWNA following the Soho Works Acquisition, as this entity continues to be thinly capitalized.

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

56-60 Redchurch Street, London Joint Venture

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

(in thousands)	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021⁽¹⁾	September 27, 2020
Revenues	$9,059	$7,655	$22,110	$23,120
Operating income (loss)	2,456	(769)	(722)	(5,185)
Net income (loss) (2)	2,469	(654)	(709)	(5,042)

(1)
Includes the financial information of Cipura through May 10, 2021.
(2)
The net income (loss) shown above relates entirely to continuing operations.

(in thousands)	As of
	October 3, 2021⁽¹⁾	January 3, 2021
Current assets	$34,116	$25,075
Non-current assets	140,249	155,836
Total assets	$174,365	$180,911
Current liabilities	11,844	5,392
Non-current liabilities	119,935	124,725
Total liabilities	$131,779	$130,117

(1)
Excludes the financial information of Cipura, which ceased to be an equity method investee on May 10, 2021 as a result of the Cipura Acquisition, as described in Note 3, Acquisitions.

The Company’s equity method investees have not yet adopted ASC 842, Leases; therefore, the balance sheets of equity method investees do not include operating right-of-use assets and liabilities.

6.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across North America, Europe, and Asia. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 2 material finance leases with 25-year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of October 3, 2021, the Company recognized right-of-use assets and lease liabilities for 100 operating leases and 2 finance leases. As of January 3, 2021, the Company recognized right-of-use assets and lease liabilities for 83 operating leases and 2 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

As part of our overall plan to improve liquidity during the COVID-19 pandemic, the Company negotiated with certain lessors to defer or waive certain rent payments on leased buildings. Cash payment deferrals and waivers have been separately recorded in the period arrangements occurred, and therefore, there have been no remeasurements to the lease liabilities and right-of-use assets associated with the sites that received concessions. The Company accounted for the deferrals of lease payments as if there are no changes in the lease contract. Deferred amounts have been recognized in accounts payable and subsequent reversals will occur once the payments are made. As of October 3, 2021 and January 3, 2021, $14 million and $20 million, respectively, was recorded in accounts payable in the condensed consolidated balance sheets related to deferred lease payments.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The maturity of the Company’s operating and finance lease liabilities as of October 3, 2021 is as follows:

(in thousands) Fiscal year ending	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2021	$28,670	$1,293
2022	120,030	5,211
2023	122,443	5,212
2024	122,644	5,213
2025	125,109	5,255
Thereafter	1,667,719	205,801
Total undiscounted lease payments	2,186,615	227,985
Present value adjustment	1,079,673	155,701
Total net lease liabilities	$1,106,942	$72,284

As of October 3, 2021 and January 3, 2021, the long-term liabilities for finance leases were $72 million and $74 million, respectively, and are recorded as finance lease liabilities on the condensed consolidated balance sheets. As of October 3, 2021 and January 3, 2021, finance lease assets, net of accumulated depreciation, were $64 million and $66 million, respectively, and are recorded within property and equipment, net on the condensed consolidated balance sheets.

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises. Leases that contain market rate rents generally reset every five years.

Straight-line rent expense recognized for operating leases was $30 million and $29 million for the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $84 million, and $81 million for the 39 weeks ended October 3, 2021 and September 27, 2020, respectively.

For the 13 weeks ended October 3, 2021 and September 27, 2020, the Company recognized amortization expense related to the right-of-use asset for finance leases of less than $1 million and less than $1 million, respectively, and interest expense related to finance expense related to finance leases of $1 million and $1 million, respectively. For the 39 weeks ended October 3, 2021 and September 27, 2020, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and $1 million, respectively, and interest expense related to finance leases of $4 million and $4 million, respectively.

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

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

(in thousands)	39 Weeks Ended
	October 3, 2021	September 27, 2020
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(58,428)	$(47,615)
Interest payments for finance leases	(3,803)	(3,417)
Cash flows from financing activities:
Principal payments for finance leases	$(214)	$(130)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$125,199	$52,984

The following summarizes additional information related to operating and finance leases:

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	39 Weeks Ended
	October 3, 2021	September 27, 2020
Weighted-average remaining lease term
Finance leases	44 years	45 years
Operating leases	18 years	19 years
Weighted-average discount rate
Finance leases	6.99%	6.99%
Operating leases	8.03%	7.88%

As of October 3, 2021, the Company has entered into 9 operating lease agreements for Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the Soho House Design team is acting as the construction manager on behalf of the landlord. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2021, 2022, 2023 and 2026. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years 2021, 2022, 2023 and 2026 will be $115 million, $468 million, $290 million, and $141 million, respectively, with weighted-average expected lease terms of 20 years, 23 years, 19 years, and 25 years for 2021, 2022, 2023 and 2026, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases under construction, including properties where the Soho House Design team is acting as the construction manager:

(in thousands)	Operating Leases Under
Fiscal year ending	Construction
Estimated total undiscounted lease payments
Remainder of 2021	$—
2022	5,262
2023	20,786
2024	29,819
2025	34,474
Thereafter	923,997
Total undiscounted lease payments expected to be capitalized	$1,014,338

7.
Revenue Recognition

The Company’s revenues consist primarily of annual membership fees and initial registration fees; food and beverage, accommodation and spa revenues generated in the Company’s Houses; and revenues that are not generated within the Houses, such as revenues from the stand-alone restaurants, as well as design fees from Soho House Design, Soho Home, retail Cowshed products, Soho Works sites, the Scorpios Beach Club, and management fees from The Ned. Disaggregated revenue disclosures for the 13 weeks and 39 weeks ended October 3, 2021 and September 27, 2020 are included in Note 20, Segments.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period ending October 3, 2021. The Company applies the practical expedient and does not disclose information about remaining performance obligations for contracts that have original expected durations of one year or less.

(in thousands)	Next twelve months from October 3, 2021	Future periods
Membership and registration fees	$58,797	$23,727
Total future revenues	$58,797	$23,727

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

(in thousands)	October 3, 2021	January 3, 2021
Contract receivables	$21,572	$8,367
Contract assets	6,843	8,099
Contract liabilities	111,567	85,723

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Contract assets consist of accrued unbilled income related to build-out contracts and are recognized in prepaid expenses and other assets on the condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liability balance as of the beginning of the period was $19 million and $16 million during the 13 weeks ended October 3, 2021 and September 27, 2020, respectively and $55 million and $54 million during the 39 weeks ended October 3, 2021 and September 27, 2020, respectively.

8.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods which are externally sourced. Raw materials and service stock and supplies totaled $8 million and $8 million as of October 3, 2021 and January 3, 2021, respectively. Finished goods totaled $19 million and $15 million as of October 3, 2021 and January 3, 2021, respectively.

The table below presents the components of prepaid expenses and other current assets.

(in thousands)	October 3, 2021	January 3, 2021
Amounts owed by equity method investees	$1,492	$2,350
Prepayments and accrued income	25,204	13,789
Contract assets	6,843	8,099
Other receivables	27,252	19,325
Total prepaid expenses and other current assets	$60,791	$43,563

9.
Property and Equipment, Net

Additions totaled $27 million and $30 million during the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $64 million and $91 million during the 39 weeks ended October 3, 2021 and September 27, 2020, respectively, and were primarily related to leasehold improvements and fixtures and fittings for sites under development.

10.
Goodwill and Intangible Assets

A summary of goodwill for each of the Company’s applicable reportable segments from January 3, 2021 to October 3, 2021 is as follows:

(in thousands)	UK	North America	Europe and RoW	Total
January 3, 2021	$101,602	$28,780	$71,100	$201,482
Cipura Acquisition (Note 3)	—	16,695	—	16,695
Line and Saguaro Acquisition (Note 3)	—	2,043	—	2,043
Foreign currency translation adjustment	(1,442)	—	(3,787)	(5,229)
October 3, 2021	$100,160	$47,518	$67,313	$214,991

Refer to Note 3, Acquisitions, for information on additional intangible assets recognized during the 39 weeks ended October 3, 2021 in connection with the Cipura Acquisition, Mandolin Acquisition, and the Line and Saguaro Acquisition.

11.
Accrued Liabilities and Other Current Liabilities

(in thousands)	October 3, 2021	January 3, 2021
Accrued interest	$1,116	$23,110
Hotel deposits	12,376	7,008
Trade, capital and other accruals	61,739	42,773
	$75,231	$72,891

Included in trade, capital and other accruals is $2 million and $2 million as of October 3, 2021 and January 3, 2021, respectively, related to social security taxes that were deferred as a result of government relief afforded by the COVID-19 pandemic which have not yet been paid.

The balance of other current liabilities on the condensed consolidated balance sheets includes a contingent liability of $12 million as of January 3, 2021, associated with membership credits issued beginning in March 2020 (refer to Note 18, Commitments and Contingencies, for more information).

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12.
Debt

Debt balances, net of debt issuance costs, are as follows:

(in thousands)	October 3, 2021	January 3, 2021
Revolving credit facilities, interest at 3.75% plus LIBOR⁽¹⁾	$—	$81,615
Permira Senior Facility, interest at 7% plus LIBOR, maturing April 2023	—	542,638
US government-backed bank loan, interest at 1%, maturing April 2023	—	21,481
Senior Secured Notes, interest at 8.1764%, maturing March 2027	441,387	—
Other loans (see additional description below)	17,149	17,648
	458,536	663,382
Less: Current portion of long-term debt	(3,903)	(88,802)
Total long-term debt, net of current portion	$454,633	$574,580

(1)
The Company does not believe that there are any material potential effects on financial reporting of the market-wide migration away from LIBOR, which is expected to be phased out at the end of calendar year 2021, to alternative reference rates. As of October 3, 2021, the Company does not have any outstanding debt balances with associated LIBOR rates. To the extent such debt balances arise, the Company plans to either repay them prior to the end of calendar year 2021 or to replace the LIBOR benchmark rate with another benchmark rate, such as the SONIA.

Property mortgage loans, net of debt issuance costs, are as follows:

(in thousands)	October 3, 2021	January 3, 2021
Term loan, interest at 5.34%, maturing February 6, 2024	$54,211	$53,965
Mezzanine loan, interest at 7.25%, maturing February 6, 2024	60,736	60,833
Total property mortgage loans	$114,947	$114,798

Related party loans, net of current portion and imputed interest, are as follows:

(in thousands)	October 3, 2021	January 3, 2021
Related party loans, unsecured, 7% interest bearing, maturing September 2022	$20,986	$17,595
Related party loans, unsecured, 4% interest bearing, maturing December 2021	579	611
	21,565	18,206
Less: Current portion of related party loans	(21,565)	(611)
Total related party loans, net of current portion	$-	$17,595

The weighted-average interest rate on fixed rate borrowings was 8% as of October 3, 2021 and 7% as of September 27, 2020. The weighted-average interest rate on floating rate borrowings was 7% as of September 27, 2020; there were no outstanding floating rate borrowings as of October 3, 2021.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On December 5, 2019, the Company entered into a £55 million ($72 million) floating rate revolving credit facility (the "Revolving Credit Facility") with a maturity date of January 25, 2022. In April 2020, the Company secured an additional £20 million ($25 million) of liquidity under this facility and extended the maturity until January 2023. As of January 3, 2021, the Company had £14 million ($19 million) remaining to draw against this facility. During the 13 weeks ended October 3, 2021, the Company repaid the entire outstanding balance of the facility with proceeds from the IPO; as of October 3, 2021, the Company had £75 million ($101 million) of availability under this facility. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of less than $1 million and $1 million during the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $3 million and $3 million on this facility during the 39 weeks ended October 3, 2021 and September 27, 2020, respectively. The Revolving Credit Facility was amended in November 2021, as described in Note 22, Subsequent Events.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In April 2017, the Company entered into the Permira Senior Facility, which consisted of a £275 million ($345 million) senior secured loan with an interest rate of LIBOR (subject to a floor of 1%) + 7%. A portion of the interest was in the form of payment in kind, with the accrued interest being converted to capital outstanding on the loan at each interest payment date. The Permira Senior Facility was secured on a fixed and floating charge basis over the assets of the Company. As of January 3, 2021, the Company had £397 million ($542 million) due under the Permira Senior Facility, which was initially scheduled to mature in April 2022, however the maturity date was subsequently extended until April 2023. The Company incurred interest expense of zero and $16 million on the Permira Senior Facility during the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $13 million and $37 million during the 39 weeks ended October 3, 2021 and September 27, 2020, respectively. In March 2021, the Company repaid in full the balance outstanding under the Permira Senior Facility, consisting of a GBP tranche with an outstanding principal balance, including accrued payment-in-kind interest, of £368 million ($505 million); a USD tranche with an outstanding principal balance, including accrued payment-in-kind interest, of $8 million, and an EUR tranche with an outstanding principal balance, including accrued payment-in-kind interest, of €45 million ($53 million). As a result of the repayment, the Company recognized a loss on extinguishment of debt of $9 million, consisting of prepayment penalties of $4 million and write-offs of unamortized debt issuance costs of $5 million. Upon repayment of the facility, the Company also settled accrued payment in kind interest totaling $79 million. During the 13 weeks ended October 3, 2021, the Company paid an additional exit fee to the lender of the Permira Senior Facility of $5 million, which is included as a component of the total loss on extinguishment of debt in the condensed consolidated statements of operations. The loss on extinguishment of debt is reflected in interest expense, net on the condensed consolidated statements of operations for the 13 weeks and 39 weeks ended October 3, 2021.

On April 24, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $22 million. The loan had a January 2023 maturity date and was subject to a 1% interest rate. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and was administered by the US Small Business Administration (the “SBA”). The Company repaid all amounts outstanding under the US government-backed bank loan in March 2021. The Company incurred interest expense of zero and less than $1 million during the 13 weeks and 39 weeks ended October 3, 2021.

On March 31, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company, issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement includes an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as the Company’s existing revolving credit facility. The Company incurred transaction costs of $12 million related to the Senior Secured Notes. During the 13 weeks and 39 weeks ended October 3, 2021, the Company incurred interest expense of $10 million and $20 million, respectively. The Notes Purchase Agreement was amended in November 2021, as described in Note 22, Subsequent Events.

The remaining loans consist of the following:

	Currency	Maturity date	Principal balance as of October 3, 2021	Applicable interest rate as of October 3, 2021
Greek Street loan	£	January 2028	$4,662	7.5%
Farmhouse loan⁽¹⁾	£	July 2022	3,283	7.9%
Soho House Hong Kong loan⁽[2]⁾	$	June 2023	—	LIBOR + 7%
Compagnie de Phalsbourg credit facility	€	January 2025	5,965	7%
Optima Bank loan	€	September 2023	1,512	4.1%
Greek government loan	€	July 2025	1,737	3.1%

(1)
On June 1, 2021, certain subsidiaries of the Company entered into a development funding agreement with Dorncroft Limited, the landlord of Soho Farmhouse. The agreement provides a commitment of up to £9 million ($12 million) for certain improvements at the Farmhouse property. Interest on the balance drawn under the agreement accrues at an annual rate of 7.9% per annum and is added to the loan principal balance. The facility expires on the earlier of July 31, 2022 or the completion date for the planned development activities. The facility is guaranteed by SHG Acquisition (UK) Limited.
(2)
The Company must comply with certain financial covenants, including the requirement that the Company maintain certain minimum EBITDA levels, calculated pursuant to the Soho House Hong Kong loan agreement; the minimum EBITDA requirement was not met as of January 3, 2021. In June 2021, the creditor of the Soho House Hong Kong Loan waived the existing covenant breach and the ongoing minimum EBITDA requirements until January 3, 2022. In September 2021, the Company repaid in full amounts outstanding under the Soho House Hong Kong loan.

Property Mortgage Loans

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2019, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 corporate acquisition of Soho Beach House Miami with a new term loan and mezzanine loan. The new term loan of $55 million and mezzanine loan of $62 million are secured on the underlying property and operations of Soho Beach House Miami and are due in February 2024.

The loans bear interest at 5.34% and 7.25%, respectively. The Company incurred interest expense on these facilities of $2 million and $2 million during the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $6 million and $6 million during the 39 weeks ended October 3, 2021 and September 27, 2020, respectively.

Related Party Loans

In 2017, Soho Works Limited entered into a term loan facility agreement with two individuals who are the holders of the Company’s redeemable preferred shares related to a £40 million term loan facility. The SWL loan bears interest at 7% and matures at the earliest of: (a) September 29, 2022; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the two individuals may determine in their sole discretion. The carrying amount of the term loan was £16 million ($21 million) and £13 million ($18 million) as of October 3, 2021 and January 3, 2021, respectively. The Company incurred interest expense of less than $1 million and less than $1 million during the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $1 million and $1 million during the 39 weeks ended October 3, 2021 and September 27, 2020, respectively, on this facility.

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

Shareholders of the Company provided £19 million unsecured, non-interest bearing loan notes. The loan notes constituted unsecured obligations, and the rights of the noteholders under such loan notes were contractually subordinated to any secured senior indebtedness of the Company. In May 2020, the loan notes were settled in exchange for 2,176,424 A ordinary shares of SHHL. Prior to settlement, the loan notes had an effective interest rate of 10%. The Company recognized effective interest expense of zero and $2 million on these loan notes during the 13 weeks and 39 weeks ended September 27, 2020, respectively.

The following table presents future principal payments for the Company’s debt, property mortgage loans, and related party loans as of October 3, 2021:

(in thousands)
Remainder of 2021	$1,225
2022	24,964
2023	2,479
2024	117,790
2025	8,314
Thereafter	452,902
$607,674

13.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of October 3, 2021. There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of January 3, 2021 with the exception of Little House Mayfair Apartments for which the Company recognized an impairment loss during the fiscal year ended January 3, 2021.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company believes that the carrying value of the Senior Secured Notes (excluding debt issuance costs of $11 million as of October 3, 2021) closely approximates the fair value of such notes, given the proximity of the initial issuance of the Senior Secured Notes to the period-end date and the stability of the Company’s credit profile since the date of issuance.

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

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value of the remaining debt is estimated to be equal to the current carrying value of each instrument based on a comparison of each instrument’s contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of October 3, 2021 and January 3, 2021.

The following table presents the estimated fair values (all of which are Level 2 fair value measurements) of the Company’s debt instruments with maturity dates in 2022 and thereafter:

(in thousands)	Carrying Value	Fair Value
October 3, 2021
Senior Secured Notes	$441,387	$451,951
Property mortgage loans	114,947	114,947
Other non-current debt	13,866	13,866
	$570,200	$580,764

(in thousands)	Carrying Value	Fair Value
January 3, 2021
Related party loans	$17,595	$17,595
Permira Senior Facility	542,638	547,739
US government-backed bank loan	21,481	21,481
Property mortgage loans	114,798	114,798
Other non-current debt	17,648	17,648
	$714,160	$719,261

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

14.
Share-Based Compensation

In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which Share Appreciation Rights (”SARs”) and Growth Shares were issued to certain of its employees. According to the provisions of the 2020 Plan, the awards would be settled in ordinary D shares of SHHL and the Company could grant up to 9,978,143 such ordinary D shares under the 2020 Plan. As of January 3, 2021, there were 5,536,998 SARs and 2,850,897 Growth Shares outstanding under the 2020 Plan. In connection with the IPO in July 2021, 25% of the outstanding awards accelerated in accordance with the original plan and all of the outstanding awards under the 2020 Plan were exchanged into awards that will be settled in Class A common stock of MCG. As a result of the exchange, 7,127,246 SHHL SARs were converted into 6,023,369 MCG SARs and 2,850,897 SHHL Growth Shares were converted into 781,731 restricted stock awards, all of which remained outstanding as of October 3, 2021.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the "2021 Plan"). The 2021 Plan allows for grants of nonqualified stock options, SARs, and restricted stock units ("RSUs"), or performance awards. There were 12,055,337 shares initially available for all awards under the 2021 Plan and the shares available will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022.

On July 19, 2021, the Company granted 2,115,890 RSUs to employees and Board members under the 2021 Plan, with a grant date fair value of $10.80. The RSUs vest in two equal installments on the second and third anniversaries of the grant date, with the exception of RSUs granted to certain executives, which vest in four equal installments on the first, second, third, and fourth anniversaries of the grant date. As of October 3, 2021, there were 2,115,890 RSUs outstanding under the 2021 Plan.

Share-based compensation during the 13 weeks and 39 weeks ended October 3, 2021 and the 13 weeks and 39 weeks ended September 27, 2020 was recorded in the condensed consolidated statements of operations within general and administrative expense as shown in the following tables:

	13 Weeks Ended		39 Weeks Ended
(in thousands)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
SARs	$10,804	$423	$14,178	$423
Restricted stock awards (Growth Shares)	3,252	219	4,555	219
RSUs	1,225	—	1,225	—
Total share-based compensation expense	15,281	642	19,958	642
Tax benefit for share-based compensation expense	—	—	—	—
Share-based compensation expense, net of tax	$15,281	$642	$19,958	$642

As of October 3, 2021, total compensation expense not yet recognized is as follows:

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

•
With respect to the unvested SARs under the 2020 Plan, approximately $17 million, which is expected to be recognized over a weighted average period of 2.03 years;
•
With respect to the unvested restricted stock awards (Growth Shares) under the 2020 Plan, approximately $5 million, which is expected to be recognized over a weighted average period of 1.89 years;
•
With respect to the unvested RSUs under the 2021 Plan, approximately $22 million, which is expected to be recognized over a weighted average period of 3.74 years.

15.
Redeemable Preferred Shares

In May 2016, the Company issued 10,000,000, 7% redeemable preferred shares totalling £10 million ($15 million) to unrelated parties. These shares were redeemable by the holders upon an exit, such as an IPO, or sale of the Company and the cumulative dividends are only paid on redemption. As of January 3, 2021, redemption of the preferred shares was not probable. During the second fiscal quarter of 2021, the Company concluded that the shares were probable of becoming redeemable and, therefore, accreted the shares to their redemption value. The accretion of $5 million during the second fiscal quarter of 2021 is reflected as a reduction in additional paid-in capital on the condensed consolidated statements of changes in redeemable shares and shareholders’ equity (deficit). In addition, the Company remeasured the redeemable preferred shares and recognized a foreign currency translation loss of less than $1 million and a foreign currency translation gain of $1 million for the 13 weeks and 39 weeks ended October 3, 2021, respectively, which is reflected within accumulated deficit on the condensed consolidated statements of changes in redeemable shares and shareholders’ equity (deficit). The Company redeemed these preferred shares for cash totaling $20 million during the 13 weeks ended October 3, 2021.

On March 31, 2021, the Company issued 12,970,766 senior convertible preference shares (the “Senior Preference Shares”) in an aggregate liquidation preference of $175 million, or approximately $13.49 per Senior Preference Share (the “Issuance Price”), to certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates (the “Preference Share Investors”). The Company received net proceeds of $162 million and incurred transaction costs of $13 million related to the Senior Preference Shares. The Senior Preference Shares accrue a non-cash dividend of 8% per annum on the investment amount of the Senior Preference Shares plus all previously compounded non-cash dividends. During the 13 weeks and 39 weeks ended October 3, 2021, the Company recognized non-cash preferred dividends of less than $1 million and $4 million as an adjustment to the carrying value of the Senior Preference Shares, with a corresponding reduction in additional paid-in capital on the condensed consolidated statements of changes in redeemable shares and shareholders’ equity (deficit). In addition, the Company recognized a deemed dividend of $51 million in connection with the conversion of the Senior Preference Shares into Class A common stock, because the conversion was effected at a discount to the public offering price. This deemed dividend is reflected as a reduction in additional paid-in capital on the condensed consolidated statements of changes in redeemable preferred shares and shareholders' equity (deficit).

On July 19, 2021, all of the outstanding Senior Preference Shares were converted into an aggregate of 15,526,619 shares of Class A common stock of MCG immediately upon the closing of the IPO (as described in Note 1, Nature of the Business).

16.
C Ordinary Shares

On August 23, 2019, the Company issued redeemable C ordinary shares to an unrelated third party. On the same date, the new investor purchased A ordinary shares directly from Mr. Nick Jones; these shares were immediately converted into an equal number of redeemable C ordinary shares. On November 4, 2019, the Company issued additional shares to the same investor, resulting in a total of 6,933,004 redeemable C ordinary shares issued and outstanding as of December 29, 2019.

On May 19, 2020, the Company issued an additional 9,502,993 redeemable C ordinary shares to a different unrelated third party for a total subscription price of $100 million, net of discount of $6 million. The Company received net proceeds of $94 million and incurred $1 million of share issuance costs in connection with this issuance.

An investor option was provided in conjunction with the redeemable C ordinary shares issued on May 19, 2020. In March 2021, the investor option was exercised for the full $50 million, net of a discount of $3 million, and the Company issued an additional 4,751,497 redeemable C ordinary shares. The Company received net proceeds of $47 million and did not incur any material share issuance costs in connection with this issuance. As a result, the Company had 21,187,494 redeemable C ordinary shares issued and outstanding immediately prior to the IPO. Redemption of these redeemable C ordinary shares was not probable as of any period preceding the IPO.

On December 8, 2020, Mr. Nick Jones sold certain of his A ordinary shares to an unrelated third party and as a condition of the transaction, the A ordinary shares were converted into 1,710,546 C ordinary shares, which did not have any redemption rights and were therefore classified as permanent equity instead of mezzanine equity.

On July 19, 2021, all of the outstanding C ordinary shares were exchanged into an aggregate of 6,592,023 shares of Class A common stock and 10,871,215 shares of Class B common stock of MCG in connection with the Reorganization Transactions (as described in Note 1, Nature of the Business).

17.
Loss Per Share and Shareholders’ Equity (Deficit)

Prior to the IPO, SHHL had five classes of ordinary shares: A ordinary shares , B ordinary shares, C ordinary shares (a portion of which had certain redemption rights), C2 ordinary shares and D ordinary shares. Each ordinary shareholder was entitled pari passu to dividend payments or any other

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

distributions, subject to certain minimum return thresholds being met in the case of B ordinary shares and D ordinary shares. Holders of A ordinary shares and redeemable C ordinary shares were entitled to one vote for each A ordinary share or redeemable C ordinary share held. The B ordinary shares, non-redeemable C ordinary shares, C2 ordinary shares and D ordinary shares did not have any voting rights.

Immediately prior to the closing of the IPO, affiliates of The Yucaipa Companies, LLC, and Messrs. Ron Burkle, Nick Jones, and Richard Caring exchanged their A ordinary shares, B ordinary shares, C ordinary shares and D ordinary shares for 141,500,385 shares of Class B common stock of MCG having an equivalent value, while the other ordinary shareholders of SHHL exchanged their equity interests for 14,935,193 shares of Class A common stock of MCG having an equivalent value.

Holders of Class A common stock and Class B common stock are entitled to receive dividends out of legally available funds on a pari passu basis. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to 10 votes per share. Each holder of Class B common stock has the right to convert its shares of Class B common stock into shares of Class A common stock, at any time, on a one-for-one basis. Additionally, shares of Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon transfer to any non-permitted holder of Class B common stock. Holders of Class A and Class B common stock are entitled to liquidation distributions on a pro rata basis, subject to prior satisfaction of all outstanding debt and liabilities and the payment of liquidation preferences, if any.

The tables below present changes in each class of the Company’s redeemable preferred shares, ordinary shares and common stock, as applicable:

			SHHL Ordinary Shares
(in thousands except for share data)	SHHL Redeemable Preferred Shares	SHHL Redeemable C Ordinary Shares	A Ordinary Shares	B Ordinary Shares	C2 Ordinary Shares	D Ordinary Shares
As of December 29, 2019	10,000,000	6,933,004	166,110,113	4,469,417	3,326,048	—

As of March 29, 2020	10,000,000	6,933,004	166,110,113	4,469,417	3,326,048	—
Conversion of related party loan to SHHL A ordinary shares	—	—	2,176,424	—	—	—
Issuance of SHHL redeemable C ordinary shares	—	9,502,993	—	—	—	—
As of June 28, 2020	10,000,000	16,435,997	168,286,537	4,469,417	3,326,048	—
Share-based compensation, net of tax	—	—	—	—	—	2,850,897
As of September 27, 2020	10,000,000	16,435,997	168,286,537	4,469,417	3,326,048	2,850,897

			SHHL Ordinary Shares					MCG Common Stock
(in thousands except for share data)	SHHL Redeemable Preferred Shares	SHHL Redeemable C Ordinary Shares	A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares	D Ordinary Shares	Class A Common Stock	Class B Common Stock
As of January 3, 2021	10,000,000	16,435,997	166,575,991	4,469,417	1,710,546	3,326,048	2,850,897	—	—
Issuance of senior convertible preference shares (Note 15)	12,970,766	—	—	—	—	—	—	—	—
Issuance of SHHL redeemable C ordinary shares (Note 16)	—	4,751,497	—	—	—	—	—	—	—
As of April 4, 2021	22,970,766	21,187,494	166,575,991	4,469,417	1,710,546	3,326,048	2,850,897	—	—
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition (Note 3)	—	—	—	—	—	644,828	—	—	—
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition (Note 3)	—	—	—	—	—	92,647	—	—	—
Purchase of Soho Works North America noncontrolling interests (Note 3)	—	—	—	—	—	3,984,883	—	—	—
Purchase of Scorpios noncontrolling interests (Note 3)	—	—	—	—	—	572,410	—	—	—
SHHL C2 ordinary shares issued in connection with the Line and Saguaro Acquisition (Note 3)	—	—	—	—	—	1,900,599	—	—	—
As of July 4, 2021	22,970,766	21,187,494	166,575,991	4,469,417	1,710,546	10,521,415	2,850,897	—	—
Effect of the Reorganization Transactions (Note 1)	—	(21,187,494)	(166,575,991)	(4,469,417)	(1,710,546)	(10,521,415)	(2,850,897)	14,935,193	141,500,385
Issuance of common stock in connection with initial public offering	—	—	—	—	—	—	—	30,567,918	—
Redemption of the May 2016 preferred shares	(10,000,000)	—	—	—	—	—	—	—	—
Conversion of senior convertible preference shares into Class A common stock (Note 1)	(12,970,766)	—	—	—	—	—	—	15,526,619	—
As of October 3, 2021	—	—	—	—	—	—	—	61,029,730	141,500,385

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company computes loss per share using the two-class method. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock.

As discussed in Note 1, Nature of the Business, immediately prior to the IPO, the Company completed certain reorganization transactions which resulted in changes to our common stock and issued and outstanding shares but no change in relative shareholder rights, rank, or value before and after the reorganization transaction. As such, the Reorganization Transactions were considered to have an equivalent effect to a stock split and require retrospective treatment for purposes of computing loss per share. All share and per share information has been retroactively adjusted to reflect the impact of the Reorganization Transactions for all periods presented. The issuance of shares in the IPO and the impact of the conversion of the Senior Preference Shares into Class A common stock are included in the calculation of loss per share prospectively from the date of issuance or conversion, as the case may be.

The tables below illustrate the reconciliation of the loss and the number of shares used in the calculations of basic and diluted loss per share:

	13 Weeks Ended		39 Weeks Ended
(in thousands except share and per share amounts)	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net loss attributable to Membership Collective Group Inc.	$(77,027)	$(36,230)	$(223,493)	$(156,011)
Less: Cumulative May 2016 preferred shares undeclared dividends	(4,778)	(4,017)	(4,778)	(4,017)
Less: Incremental accretion of May 2016 preferred shares to redemption value	(1,085)	—	(1,085)	—
Add: Foreign currency remeasurement of redeemable preferred shares	(242)	—	666	—
Less: Non-cash dividends on the Senior Preference Shares	(4,335)	—	(4,335)	—
Less: Preferred shares deemed dividend upon conversion	(51,469)	—	(51,469)	—
Adjusted net loss attributable to Class A and Class B common stockholders	$(138,936)	$(40,247)	$(284,494)	$(160,028)
Weighted average shares outstanding for basic and diluted loss per share for Class A and Class B common stockholders	194,015,595	145,269,523	164,208,521	140,685,466
Basic and diluted loss per share	$(0.72)	$(0.28)	$(1.73)	$(1.14)

The net loss attributable to the Company in calculating basic and diluted loss per share for all periods presented is adjusted for cumulative undeclared dividends on the May 2016 preferred shares. In addition, the net loss attributable to the Company in calculating basic and diluted loss per share for the 13 weeks and 39 weeks ended October 3, 2021 is adjusted for non-cash dividends on the Senior Preference Shares and the impact of the deemed dividend to the holders of Senior Preference Shares upon their conversion into MCG Class A common stock.

The loss per share calculations for the 13 weeks and 39 weeks ended September 27, 2020 exclude additional shares that would be issuable to the holders of SHHL redeemable C ordinary shares in the event of a public listing that resulted in the value of the SHHL redeemable C ordinary shares being less than the investor’s initial subscription price, because the impact of including such additional shares would be anti-dilutive. In addition, the loss per share calculation for the 13 weeks and 39 weeks ended October 3, 2021 and September 27, 2020 exclude the impact of unvested Growth Shares (which were exchanged into restricted stock awards in connection with the IPO) because the inclusion of such shares in diluted loss per share would be anti-dilutive.

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

Commitments and Contingencies

In connection with the closure of Houses across the world beginning on March 14, 2020, the Company in its discretion issued membership credits to members to be redeemed for certain Soho House products and services. Membership credits were issued as a one-time goodwill gesture deemed to be a marketing offer to members, and were initially set to expire on December 31, 2020. The liability associated with the membership credits is derecognized based on the usage of credits and the cost of the inventory or services to fulfill the Company’s obligation to its members; this liability is classified within other current liabilities on the Company’s condensed consolidated balance sheet. In March 2021, the Company decided in its discretion to further extend the expiration date to September 30, 2021. The Company simultaneously adjusted its obligation based on its best estimate of the cost to be incurred. The redemption rate used to estimate the obligation associated with the membership credits was based on the Company’s cumulative experience to-date. An estimated liability of $12 million was accrued as of January 3, 2021. There are associated marketing expenses of $1 million and zero during the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $5 million and $6 million during the 39 weeks ended October 3, 2021 and September

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

27, 2020, respectively, which are included within other expense in the condensed consolidated statements of operations. The expense recognized during the 13 weeks ended October 3, 2021 is net of $4 million recorded upon expiration of the vast majority of credits on September 30, 2021.

Capital Commitments

As of October 3, 2021, capital expenditure commitments contracted for but not yet incurred total $2 million and are related primarily to construction and site improvement costs for Soho House Austin. As of January 3, 2021, capital expenditure commitments contracted for but not yet incurred total $1 million and are related primarily to Soho House Hong Kong.

19.
Income Taxes

For the 13 weeks and 39 weeks ended October 3, 2021, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet. The Company has generated incremental deferred tax assets relating to tax losses, share-based compensation, and excess interest of $21 million and $41 million based on the results for the 13 weeks and 39 weeks ended October 3, 2021, respectively. As a consequence of the IPO, the Company anticipates that tax deductions will be available in certain jurisdictions in connection with share-based compensation and a deferred tax asset has therefore been recognized. Full valuation allowances have been recorded against the incremental deferred tax assets recognized for tax losses, share-based compensation, and excess interest. The level of unrecognized tax benefits has remained unchanged in the 13 weeks ended October 3, 2021 and has increased by $3 million in the 39 weeks ended October 3, 2021. There is no impact on the Company’s effective tax rate for the 13 weeks and 39 weeks ended October 3, 2021 as there is a corresponding reduction in the valuation allowance applied for the period.

The effective tax rate for the 13 weeks ended October 3, 2021 was (3.91)%, compared to 0.43% for the 13 weeks ended September 27, 2020. The effective tax rate for the 39 weeks ended October 3, 2021 was (0.91)%, compared to 0.34% for the 39 weeks ended September 27, 2020. The effective income tax rate for the 13 weeks and 39 weeks ended October 3, 2021 and the 13 weeks and 39 weeks ended September 27, 2020 differs from the UK statutory rate of 19% primarily due to a full valuation allowance being recorded against the tax losses and other deferred tax assets generated in the periods ended October 3, 2021 and September 27, 2020.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following tables present disaggregated revenue for the 13 weeks and 39 weeks ended October 3, 2021 and September 27, 2020 and the key financial metrics reviewed by the Chief Operating Decision Maker (“CODM”) for the Company’s reportable segments:

(in thousands)	13 Weeks Ended October 3, 2021
	North America		UK		Europe & RoW		Soho House Design	Reportable Segment Total	All Other	Total
Membership revenues	$25,239	$—	$16,101	$—	$5,841	$—	$—	$47,181	$6,274	$53,455
In-House revenues	26,703	—	30,389	—	13,282	—	—	70,374	—	70,374
Other revenues	12,102		14,283	—	17,735	—	7,573	51,693	13,096	64,789
Total segment revenue	64,044		60,773		36,858		7,573	169,248	19,370	188,618
Elimination of equity accounted revenue	(2,001)		(2,662)	—	(4,396)	—	—	(9,059)	—	(9,059)
Consolidated revenue	$62,043		$58,111		$32,462		$7,573	$160,189	$19,370	$179,559

(in thousands)	13 Weeks Ended September 27, 2020
	North America	UK		Europe & RoW		Soho House Design	Reportable Segment Total	All Other	Total
Membership revenues	$23,394	$12,899	$—	$6,124	$—	$—	$42,417	$2,371	$44,788
In-House revenues	7,198	15,452	—	9,241	—	—	31,891	—	31,891
Other revenues	5,813	7,344	—	6,119	—	17,697	36,973	8,182	45,155
Total segment revenue	36,405	35,695		21,484		17,697	111,281	10,553	121,834
Elimination of equity accounted revenue	(3,693)	(999)		(2,963)		—	(7,655)	—	(7,655)
Consolidated revenue	$32,712	$34,696		$18,521		$17,697	$103,626	$10,553	$114,179

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	39 Weeks Ended October 3, 2021
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Membership revenues	$68,841	$44,155	$15,988	$—	$128,984	$13,818	$142,802
In-House revenues	65,131	48,280	20,955	—	134,366	—	134,366
Other revenues	30,003	23,772	22,536	16,033	92,344	28,637	120,981

Total segment revenue	163,975	116,207	59,479	16,033	355,694	42,455	398,149
Elimination of equity accounted revenue	(9,667)	(4,071)	(8,372)	—	$(22,110)	—	(22,110)

Consolidated revenue	$154,308	$112,136	$51,107	$16,033	$333,584	$42,455	$376,039

(in thousands)	39 Weeks Ended September 27, 2020
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Membership revenues	$76,619	$40,164	$17,353	$—	$134,136	$7,856	$141,992
In-House revenues	40,748	41,474	24,616	—	106,838	—	106,838
Other revenues	18,020	17,157	6,375	25,527	67,079	19,946	87,025
Total segment revenue	135,387	98,795	48,344	25,527	308,053	27,802	335,855
Elimination of equity accounted revenue	(12,166)	(2,315)	(8,639)	—	(23,120)	—	(23,120)
Consolidated revenue	$123,221	$96,480	$39,705	$25,527	$284,933	$27,802	$312,735

Revenue recognized from Soho House Design totaled $8 million and $18 million during the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $16 million and $26 million for the 39 weeks ended October 3, 2021 and September 27, 2020, respectively. During the fiscal year ended December 29, 2019, Soho House Design ceased providing build-out services as a result of the Company’s decision to shift strategic focus to the higher-margin design services. Some of SHD’s build-out services are provided as part of the Company’s in-house development activities (including to certain related parties as described in Note 21, Related Parties), which do not generate revenues from third parties.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the reconciliation of reportable segment adjusted EBITDA to total consolidated segment revenue and the reconciliation of net loss to adjusted EBITDA:

(in thousands)	13 Weeks Ended October 3, 2021
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$62,043	$58,111	$32,462	$7,573	$160,189	$19,370	$179,559
Total segment operating expenses	(54,156)	(51,394)	(21,373)	(7,851)	(134,774)	(22,781)	(157,555)
Share of equity method investments adjusted EBITDA	390	615	843	—	1,848	—	1,848
Reportable segments adjusted EBITDA	8,277	7,332	11,932	(278)	27,263	(3,411)	23,852
Unallocated corporate overhead							(8,402)
Consolidated adjusted EBITDA							15,450
Depreciation and amortization							(21,500)
Interest expense, net							(20,827)
Income tax expense							(2,868)
Loss on sale of property and other, net							(31)
Share of income of equity method investments							949
Foreign exchange							(14,599)
Pre-opening expenses							(4,672)
Non-cash rent							(1,191)
Deferred registration fees, net							(974)
Share of equity method investments adjusted EBITDA							(1,848)
Share-based compensation expense							(15,281)
Other expenses, net							(8,829)
Net loss							$(76,221)

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	13 Weeks Ended September 27, 2020
(in thousands)	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$32,712	$34,696	$18,521	$17,697	$103,626	$10,553	$114,179
Total segment operating expenses	(26,131)	(31,367)	(15,305)	(18,626)	(91,429)	(11,285)	(102,714)
Share of equity method investments adjusted EBITDA	651	26	229	—	906	—	906
Reportable segments adjusted EBITDA	7,232	3,355	3,445	(929)	13,103	(732)	12,371
Unallocated corporate overhead							(7,728)
Consolidated adjusted EBITDA							4,643
Depreciation and amortization							(15,825)
Interest expense, net							(20,680)
Income tax benefit							158
Gain on sale of property and other, net							284
Share of loss of equity method investments							(600)
Foreign exchange							1,656
Pre-opening expenses							(4,588)
Non-cash rent							2,505
Deferred registration fees, net							90
Share of equity method investments adjusted EBITDA							(906)
Share-based compensation expense							(642)
Other expenses, net							(2,684)
Net loss							$(36,589)

(in thousands)	39 Weeks Ended October 3, 2021
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$154,308	$112,136	$51,107	$16,033	$333,584	$42,455	$376,039
Total segment operating expenses	(130,112)	(106,385)	(42,859)	(21,112)	(300,468)	(53,926)	(354,394)
Share of equity method investments adjusted EBITDA	1,948	599	1,628	-	4,175	-	4,175
Reportable segments adjusted EBITDA	26,144	6,350	9,876	(5,079)	37,291	(11,471)	25,820
Unallocated corporate overhead							(27,293)
Consolidated adjusted EBITDA							(1,473)
Depreciation and amortization							(61,250)

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest expense, net	(67,449)
Income tax expense	(2,048)
Gain on sale of property and other, net	6,872
Share of income of equity method investments	123
Foreign exchange (1)	(30,521)
Pre-opening expenses	(15,990)
Non-cash rent	(6,898)
Deferred registration fees, net	(585)
Share of equity method investments adjusted EBITDA	(4,175)
Share-based compensation expense	(19,958)
Other expenses, net	(23,014)
Net loss	$(226,366)
(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	39 Weeks Ended September 27, 2020
	North America	UK	Europe & RoW	Soho House Design	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$123,221	$96,480	$39,705	$25,527	$284,933	$27,802	$312,735
Total segment operating expenses	(98,742)	(88,205)	(39,895)	(27,034)	(253,876)	(29,724)	(283,600)
Share of equity method investments adjusted EBITDA	1,930	3	681	-	2,614	-	2,614
Reportable segments adjusted EBITDA	26,409	8,278	491	(1,507)	33,671	(1,922)	31,749
Unallocated corporate overhead							(22,292)
Consolidated adjusted EBITDA							9,457
Depreciation and amortization							(46,950)
Interest expense, net							(56,333)
Income tax benefit							538
Gain on sale of property and other, net							273
Share of loss of equity method investments							(2,912)
Foreign exchange							(3,638)
Pre-opening expenses							(15,976)
Non-cash rent							(10,814)
Deferred registration fees, net							(1,342)
Share of equity method investments adjusted EBITDA							(2,614)
Share-based compensation expense							(642)
Other expenses, net							(28,473)
Net loss							$(159,426)

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	13 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net loss	$(76,221)	$(36,589)	$(226,366)	$(159,426)
Depreciation and amortization	21,500	15,825	61,250	46,950
Interest expense, net	20,827	20,680	67,449	56,333
Income tax expense (benefit)	2,868	(158)	2,048	(538)
EBITDA	(31,026)	(242)	(95,619)	(56,681)

Loss (gain) on sale of property and other, net	31	(284)	(6,872)	(273)
Share of (profit) loss of equity method investments	(949)	600	(123)	2,912
Foreign exchange	14,599	(1,656)	30,521	3,638
Pre-opening expenses (1)	4,672	4,588	15,990	15,976
Non-cash rent	1,191	(2,505)	6,898	10,814
Deferred registration fees, net	974	(90)	585	1,342
Share of equity method investments adjusted EBITDA	1,848	906	4,175	2,614
Share-based compensation expense, net of tax	15,281	642	19,958	642
Other expenses, net (2)	8,829	2,684	23,014	28,473
Adjusted EBITDA	$15,450	$4,643	$(1,473)	$9,457

(1)
The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.
(2)
Represents other items included in operating expenses, which are outside the normal scope of the Company’s ordinary activities or non-cash, including expenses incurred in respect of membership credits of $1 million and less than $1 million for the 13 weeks ended October 3, 2021 and September 27, 2020, respectively and $5 million and $6 million for the 39 weeks ended October 3, 2021 and September 27, 2020, respectively. Other expenses, net also include IPO-related costs of $15 million and corporate financing and restructuring costs of $2 million incurred during the 39 weeks ended October 3, 2021 and the Soho Restaurants guarantee provision of $5 million recognized during the second fiscal quarter of 2020 (refer to Note 4, Consolidated Variable Interest Entities).

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of October 3, 2021 and January 3, 2021. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

(in thousands)	October 3, 2021	January 3, 2021
Long-lived assets by geography
United Kingdom	$568,214	$567,093
North America	759,230	760,864
All other foreign countries	326,913	327,582
Total long-lived assets	$1,654,357	$1,655,539

21.
Related Party Transactions

In 2017, Soho Works Limited entered into a term loan facility agreement with two individuals who were the holders of the Company’s redeemable preferred shares until the redemption of such shares during the 13 weeks ended October 3, 2021. For additional information, refer to Note 12, Debt – Related Party Loans.

In 2013, 2016, 2018, and 2019, the Company entered into certain loans with its existing shareholders, affiliates of The Yucaipa Companies, LLC, Richard Caring and Nick Jones. These loans have been repaid or converted into ordinary shares of SHHL as of January 3, 2021. For additional information, refer to Note 12, Debt – Related Party Loans.

The amounts owed by (to) equity method investees due within one year are as follows:

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	October 3, 2021	January 3, 2021
Soho House Toronto Partnership	$(2,246)	$(1,787)
Soho House—Cipura (Miami), LLC	-	1,427
Raycliff Red LLP	(2,867)	(684)
Mirador Barcel S.L.	1,089	773
Little Beach House Barcelona S.L.	(62)	1
Mimea XXI S.L.	403	149
	$(3,683)	$(121)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the condensed consolidated balance sheets.

In 2016, Soho Works Limited, a consolidated VIE, entered into an agreement to lease a property under construction by the landlord with Store Holding Group Ltd, a wholly-owned subsidiary of the noncontrolling interest holders of SWL. The handover of six floors of the leased property occurred on a floor-by-floor basis upon substantial completion of landlord improvements, resulting in multiple lease commencement dates in 2019. Lease commencement for the remaining four floors occurred during 2020 upon substantial completion of landlord improvements. The operating lease asset and liability associated with this lease are $97 million and $117 million as of October 3, 2021, respectively, and $100 million and $120 million as of January 3, 2021, respectively. Rent expense associated with this lease totaled $3 million and $3 million during the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $8 million and $6 million during the 39 weeks ended October 3, 2021 and September 27, 2020, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC. The operating lease asset and liability associated with this lease are $11 million and $17 million as of October 3, 2021, respectively, and $12 million and $17 million as of January 3, 2021, respectively. Rent expense associated with this lease totaled $1 million and $1 million for the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $2 million and $2 million during the 39 weeks ended October 3, 2021 and September 27, 2020, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019 for 137 Ludlow Street, New York with Ludlow 137 Holdings LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 22 years until April 20, 2041, with options to extend for three additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $9 million, $15 million, respectively, as of October 3, 2021 and $9 million and $15 million, respectively, as of January 3, 2021. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $1 million and $1 million during the 39 weeks ended October 3, 2021 and September 27, 2020, respectively.

The Company leases the Ludlow property from 139 Ludlow Acquisition LLC, an equity method investee. This is a 25-year lease that commenced May 1, 2016. The operating lease right-of-use asset and liability associated with this lease were $30 million and $34 million, respectively, as of October 3, 2021 and $31 million and $34 million, respectively, as of January 3, 2021. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended October 3, 2021 and September 27, 2020, respectively, and $3 million and $3 million during the 39 weeks ended October 3, 2021 and September 27, 2020 respectively.

The Company leases the Tel Aviv House from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of MCG. This lease commenced on June 1, 2021. The operating lease right-of-use asset and liability associated with this lease were $23 million and $22 million, respectively, as of October 3, 2021. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks and 39 weeks ended October 3, 2021, respectively.

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

In return for its role as sponsor in connection with our IPO, an affiliate of Yucaipa Companies LLC received a fee of $9 million pursuant to a fee letter arrangement with the Company dated July 19, 2021. The fee, which has been paid in full, has been recognized as a reduction of additional paid in capital.

22.
Subsequent Events

First Amended and Restated Note Purchase Agreement

On November 15, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company, entered into the First Amended and Restated Note Purchase Agreement (the “First Note Amendment”), which amends and restates in its entirety the existing Notes Purchase Agreement (the “Notes

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchase Agreement”), dated March 23, 2021, for an aggregate of $441 million in senior secured notes (the “Initial Notes”), subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC and its affiliates.

The First Note Amendment amends the Notes Purchase Agreement to, among other things, transition reporting from accounting principles generally accepted in the United Kingdom to accounting principles generally accepted in the United States of America.

The Initial Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility, which was also amended and restated on November 15, 2021, as described below.

First Amended and Restated Revolving Credit Facility Agreement

On November 15, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the First Amended and Restated Revolving Facility Agreement (the "First Amendment"), which amends and restates in its entirety the existing £75.0 million Revolving Credit Facility, dated December 5, 2019, among HSBC Bank PLC and SHG Acquisition (UK) Limited and Soho House U.S. Corp., two of the Company's wholly-owned indirect subsidiaries, as borrowers.

The First Amendment amends the Revolving Credit Facility to, among other things, change the reference rate under the Revolving Credit Facility for borrowings denominated in pounds sterling from a LIBOR-based rate to a SONIA-based rate and to transition reporting from accounting principles generally accepted in the United Kingdom to accounting principles generally accepted in the United States of America. The First Amendment also reset the Company's Consolidated EBITDA (as defined in the Revolving Credit Facility) test levels, scaling up from £0 at December 31, 2021 to £32.0 million ($44 million, if translated using the average exchange rate in effect during the 39 weeks ended October 3, 2021) after June 30, 2022. The First Amendment matures on January 25, 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form10-Qand our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus dated July 14, 2021 that forms a part of our Registration Statement on FormS-1(File No. 333-257206),as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on July 16, 2021.

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

Overview

Our Membership Platform

The Membership Collective Group (“MCG”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change.

We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 26 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of October 3, 2021, we have over 144,500 members (including over 117,700 Soho House members) who engage with MCG through our global portfolio of 32 Soho Houses, 9 Soho Works, The Ned in London, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

The demand for our membership is also demonstrated by our large and growing MCG global wait list, which as of October 3, 2021 stands at over 66,700 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

For the 13 weeks ended October 3, 2021, of our $180 million in revenue, $51 million (28%) was attributable to Membership Revenues, $67 million (37%) to In-House Revenues, and $62 million (34%) to Other Revenues. For the 13 weeks ended September 27, 2020, of our $114 million in revenue, $42 million (37%) was attributable to Membership Revenues, $30 million (26%) to In-House Revenues, and $42 million (37%) to Other Revenues.

For the 39 weeks ended October 3, 2021, of our $376 million in revenue, $137 million (36%) was attributable to Membership Revenues, $129 million (34%) to In-House Revenues, and $111 million (30%) to Other Revenues. For the 39 weeks ended September 27, 2020, of our $313 million in revenue, $135 million (43%) was attributable to Membership Revenues, $101 million (32%) to In-House Revenues, and $77 million (25%) to Other Revenues.

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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a current US Every House annual membership fee of approximately $3,400 providing access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (21 years old and younger) and “Millennials”(22- to 37-year-olds)constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as Cities Without Houses (‘CWH’), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including in Austin, Texas, which partially open in June 2021, and Paris, which is expected to open in the second half of 2021. We currently have more than 4,300 CWH members across 45 cities.

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

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of £100. We offer access to physical spaces, including Soho House bedrooms, and Soho Studios (our new social spaces for Soho Friends and Soho House members) that host curated programs of events and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of October 3, 2021, we had 17,890 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

Soho Home

Soho Home was created as a result of the constant requests from our members to recreate the look and feel of the Houses in their own homes. Soho Home is an interiors and lifestyle retail brand that offers handcrafted furniture, lighting, textiles, tableware and accessories through ecommerce. Over the past year, we have transformed Soho Home into a high growth retail business, and in October 2020, we launched SOHO HOME+, which is a subscription-based membership platform with 4,380 members as of October 3, 2021, that offers price discounts, free delivery, and expert design advice plus early access to new collections and seasonal sales for an annual price of £60.

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

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of October 3, 2021, we had 4,497 members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership ranges from $100—$650 per month, depending on membership type.

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

The Ned

The Ned has created a new space in the heart of the City of London for its members to meet, eat, drink and socialize. The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full service members’

club. The membership offered by The Ned (“Ned’s Club”) is aimed at a broader group of professional people. As of October 3, 2021, Ned’s Club had just over 2,700 members, and intends to expand into additional cities beyond London. We have recently launched Ned Friends – a more accessible membership similar to Soho Friend for frequent visitors and customers of The Ned. We receive management fees under our hotel management contract for the operation of The Ned.

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
•
Our ability to grow In-House Revenues. In addition to their annual membership fee, our members pay for goods and services that they consume, which we refer to as In-House Revenues. We continue to actively develop the offerings in our Soho Houses and our other membership brands to improve overall experience and capture greater spend on food and beverage, accommodation, spa services, private events and our other goods and services. We believe that the pricing of our In-House offerings, which is reflective of the membership fees we receive from members who consume most of our In-House offerings, represents great value to our members for the level of quality provided, reinforcing the overall membership experience, rewarding brand loyalty and creating the opportunity for future revenue enhancement. Our proven ability to drive long-term member growth at existing Houses is also an important contributing factor in sustaining In-House Revenue growth.
•
Our ability to adjust membership pricing. As we expand our number of Soho Houses globally and continue to invest in maintaining the quality of our existing Soho Houses, we are able to grow Membership Revenue by periodically reviewing our membership fee rates, as well as migrating members from Local House to Every House membership, which also has the effect of increasing Membership Revenues and offering new membership brands to join. Contrary to traditional hospitality companies which may experience brand dilution as they expand, the value of our membership and brand strengthens as we expand into new cities and properties and new membership brands. As we expand globally, the value of an Every House membership becomes more compelling to both new and existing members, enhancing our revenue potential. Historically, our membership price increases have not had a material impact on our retention rates and we believe this provides a strong indication of demand and price inelasticity for our memberships.
•
Our ability to grow our membership brands and products. We believe the strength of our brand and our culture of creativity and innovation will allow us to continue to capitalize on opportunities in complementary concepts and product lines and that our adjacent lines of business can achieve substantial stand-alone scale. Our expansion into new products and businesses can contribute meaningfully to our revenue in the future as we tap into our existing and growing membership base.

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

Key Performance and Operating Metrics Evaluated by Management

In assessing the performance of our business, we consider a variety of operating and financial measures. These key measures include:

NUMBER OF SOHO HOUSES. The number of Soho Houses reflects the total number of Soho Houses in operation in any period, irrespective of whether each House is (i) controlled by us, (ii) operated through a non-controlling interest in a joint venture or (iii) operated through a management contract.

We review the number of members from all Houses to assess new member growth, total House Revenues, and House-Level Contribution.

NUMBER OF SOHO HOUSE MEMBERS. Our Soho House membership model is an integral part of our business and has a significant impact on our profitability and financial performance. Typically, members hold an Every House membership or a Local House membership. Member count is the primary driver of Membership Revenues and is also a critical factor in In-House Revenues as members utilize the offerings that are provided within the Houses. Soho House members include all active, frozen and non-paying members.

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

NUMBER OF OTHER MEMBERS. Other members include members of Soho Works, Soho Friends and SOHO HOME+ and are key to our growth strategy and enhancing our Soho House member experience. Like Soho House members, other memberships are an integral part of our business and we believe will have a significant impact on our profitability and financial performance in the future.

FROZEN MEMBERS. Frozen Members refers to Soho House members who have elected to suspend their membership payments on a six, nine- or twelve-month basis during which period the member is not able to gain access to a Soho House site as a member, access our membership Apps, or book bedrooms or Cowshed treatments or products on discounted member rates. Frozen Members are not included in Adult Paying Members, but are included in the total number of Soho House members.

MEMBERSHIP REVENUES. Membership Revenues are comprised of House Membership Revenues (as defined in “Non-GAAP Financial Measures”) and Non-House Membership Revenues (as defined below). House Membership Revenues and Non-House Membership Revenue are each comprised primarily of annual membership fees and one-time registration fees which are amortized over 20 years. Membership Revenues are a function of the number of members, membership mix, and membership pricing. For GAAP, we report Membership Revenues only from Houses and sites in which we own a controlling interest. Our membership pricing varies by geographic segment and membership offering and, as such, our mix of House and Soho Works club openings can affect our revenue growth and profitability over time. Prices are generally higher in North America and the rest of the world compared with the UK and Europe. Membership Revenues provide a stable and recurring source of revenues which have few direct costs and, as such, is a reliable and predictable source of cash flow.

HOUSE MEMBERSHIP REVENUES. House Membership Revenues is an important performance indicator and is defined in “Non-GAAP Financial Measures.”

IN-HOUSE REVENUES. In House Revenues refer to all revenues realized within our Houses, and primarily includes revenues from food and beverage, accommodation, and spa products and treatments.

HOUSE REVENUES. House Revenues is an important performance indicator and is defined in “Non-GAAP Financial Measures.”

OTHER REVENUES. Other Revenues are defined as total revenues that are not realized within our Houses, including revenues from Scorpios, Soho Works and our stand-alone restaurants, procurement fees from Soho House Design, Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses, as well as management fees from the Ned.

NON-HOUSE MEMBERSHIP REVENUES. Non-House Membership Revenues are comprised of Soho Works membership revenue, Soho Friends membership revenue and SOHO HOME+ membership revenue.

ACTIVE APP USERS. Active App Users is defined as unique users who have logged into any of our membership Apps within the last three months.

Non-GAAP Financial Measures

We refer to Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin throughout this Quarterly Report on Form 10-Q,as we use these measures to evaluate our operating performance and each of these measures is defined in “Non-GAAP Financial Measures.” We believe these measures are useful to investors in evaluating our operating performance. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin are all supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin should not be considered as substitutes for GAAP metrics such as Operating Loss and Net Loss or any other performance measure derived in accordance with GAAP. Some of our financial and operational data that we disclose in this Quarterly Report on Form 10-Q are presented on a ‘constant currency’ basis to isolate the effect of currency changes during the period. Where we refer to a measure being calculated in ‘constant currency’, we are calculating the dollar change and the percentage change as if the exchange rate that is being used in the current period was in effect for the prior period presented. We believe that this calculation provides a more meaningful indication of actual year over year performance and eliminates the fluctuations from currency exchange rates.

KEY PERFORMANCE AND OPERATING METRICS

	As of
	October 3, 2021	September 27, 2020
	(Unaudited)
Number of Soho Houses	32	27
North America	11	9
United Kingdom	11	10
Europe/RoW	10	8
Number of Soho House Members	117,728	118,134
North America	44,067	44,822
United Kingdom	47,341	46,287
Europe/RoW	22,013	21,781
All Other	4,307	5,244
Number of Other Members	26,775	1,391
North America	6,385	282
United Kingdom	18,372	1,109
Europe/RoW	2,018	0
Number of Active App Users	93,410	70,017

	13 Weeks Ended		13 Weeks Ended		39 Weeks Ended		39 Weeks Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	Actuals	Actuals	Constant Currency(1)		Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Operating loss	$(53,444)	$(15,751)	$(53,444)	$(16,799)	$(163,864)	$(100,992)	$(163,864)	$(110,491)
Operating loss margin	(30)%	(14)%	(30)%	(14)%	(44)%	(32)%	(44)%	(32)%
House-Level Contribution	23,950	26,647	23,950	28,418	50,816	64,039	50,816	70,062
House-Level Contribution Margin	21%	37%	21%	37%	20%	27%	20%	27%
Other Contribution	11,890	(2,978)	11,890	(3,176)	(3,613)	(12,167)	(3,613)	(13,311)
Other Contribution Margin	18%	(7)%	18%	(7)%	(3)%	(15)%	(3)%	(15)%
Adjusted EBITDA	8,820	3,666	8,820	3,910	(26,528)	(24,957)	(26,528)	(27,304)
Percentage of total revenues	5%	3%	5%	3%	(7)%	(8)%	(7)%	(8)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 Weeks Ended October 3, 2021 and September 27, 2020

The following table summarizes our results of operations for the 13 weeks ended October 3, 2021 and September 27, 2020 (in thousands, except percentages):

	13 Weeks Ended
	October 3, 2021	September 27, 2020		September 27, 2020 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$51,162	$42,351	21%	$45,165	13%
In-House revenues	66,859	30,162	n/m	32,166	n/m
Other revenues	61,538	41,666	48%	44,435	38%
Total revenues	179,559	114,179	57%	121,766	47%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(89,340)	(45,432)	(97)%	(48,451)	(84)%
Other operating expenses (exclusive of depreciation and amortization)	(54,379)	(45,078)	(21)%	(48,074)	(13)%
General and administrative expenses	(24,369)	(17,336)	(41)%	(18,488)	(32)%
Pre-opening expenses	(4,672)	(4,588)	(2)%	(4,893)	5%
Depreciation and amortization	(21,500)	(15,825)	(36)%	(16,877)	(27)%
Share-based compensation	(15,281)	(642)	n/m	(685)	n/m
Foreign exchange (loss) gain, net	(14,599)	1,656	n/m	1,766	n/m
Other	(8,863)	(2,685)	n/m	(2,863)	n/m
Total operating expenses	(233,003)	(129,930)	(79)%	(138,565)	(68)%
Operating loss	(53,444)	(15,751)	n/m	(16,799)	n/m
Other (expense) income
Interest expense, net	(20,827)	(20,680)	(1)%	(22,054)	6%
(Loss) gain on sale of property and other, net	(31)	284	n/m	303	n/m
Share of profit (loss) of equity method investments	949	(600)	n/m	(640)	n/m
Total other expense, net	(19,909)	(20,996)	5%	(22,391)	11%
Loss before income taxes	(73,353)	(36,747)	(100)%	(39,190)	(87)%
Income tax (expense) benefit	(2,868)	158	n/m	169	n/m
Net loss	(76,221)	(36,589)	n/m	(39,021)	(95)%
Net (loss) income attributable to noncontrolling interest	(806)	359	n/m	383	n/m
Net loss attributable to Membership Collective Group Inc.	$(77,027)	$(36,230)	n/m	$(38,638)	(99)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$179,559	$114,179	57%	47%
North America	$62,043	$32,712	90%	90%
United Kingdom	$58,111	$34,696	67%	57%
Europe/RoW	$32,462	$18,521	75%	64%
Soho House Design	$7,573	$17,697	(57)%	-60%
All Other	$19,370	$10,553	84%	72%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$51,162	$42,351	21%	13%
North America	$24,168	$22,243	9%	9%
United Kingdom	$16,102	$12,899	25%	17%
Europe/RoW	$4,618	$4,838	(5)%	(11)%
All Other	$6,274	$2,371	n/m	n/m

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues were $51,162 for the third quarter 2021 compared to $42,351 for the third quarter 2020, an increase of $8,811, or 21%. This increase was predominantly driven by an increase in Adult paying Soho House members at our fully consolidated Houses to 90,525 members from 83,679 in the third quarter 2020. The higher number of members was the result of the recommencement of membership intakes at existing Houses in the third quarter, the continued unfreezing of memberships as well as membership from new Houses openings. There was also an increase in Non-House Membership revenue, following the growth in the number of Soho Friends, Soho Works and Soho HOME+ members, with 25,384 additional members added during the quarter. We also saw strong demand for memberships with the wait list growing to 66,700 as the rate of applications outpaces the number of membership intakes.

Our North America segment saw Membership Revenues of $24,168, which increased from the prior year due to an increase of 2,544 Adult paying members. The UK saw an increase of 9% in Membership Revenues to $16,102, due to an increase of 3,428 Soho House Adult Paying Members. Europe/ROW increased Membership Revenues by $220, or 5%, to $4,618 due to an increase in Soho House Adult Paying Members, with 1,199 more members compared the third quarter 2020.

Our Other segment saw an increase in Membership Revenues to $6,274, driven by the increase in our Non-House Memberships.

In constant currency, Membership Revenues would have increased by $5,996, or 13%.

In-House Revenues

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$66,859	$30,162	n/m	n/m
North America	$26,455	$7,147	n/m	n/m
United Kingdom	$30,389	$15,452	97%	84%
Europe/RoW	$10,015	$7,563	32%	24%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Revenues were $66,859 for the third quarter 2021, compared to $30,162 for the third quarter 2020, an increase of $36,697. The increase was driven by the continued recovery from the COVID-19 pandemic and the removal of many social distancing restrictions. The UK continued to show the strongest momentum, followed by North America, with a notable acceleration of demand across all Houses in September. The group occupancy rate of 67% and the increase in the average daily room rate by 35% reflects the pent-up demand of our members to travel.

In North America In-House Revenues increased by $19,308 to $26,455. Our New York properties saw a recovery throughout the quarter, notwithstanding the introduction of mask and vaccine mandates in September. Our West Coast properties also saw an improving rate of weekly sales through the quarter, benefiting from the vaccine rollout across North America.

In the UK, our Houses maintained their strong momentum from the second quarter with In-House Revenue increasing to $30,389. Countryside properties, including Soho Farmhouse and Babington House, continued to see high occupancy levels, while we also saw a strong recovery of London properties in the quarter.

Our Europe/ROW Soho Houses generated $10,015 of In-House Revenues, an increase of $2,452 or 32% compared to $7,563 for the third quarter 2020. This is predominantly driven by gradual easing for COVID-19 restrictions across Europe in the quarter, although international travel restrictions continued to have an adverse impact on occupancy rates and footfall in the region.

In constant currency, In-House Revenues would have increased by $34,692.

Other Revenues

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$61,538	$41,666	48%	38%
North America	$11,420	$3,323	n/m	n/m
United Kingdom	$11,621	$6,345	83%	72%
Europe/RoW	$17,828	$6,119	n/m	n/m
Soho House Design	$7,573	$17,697	(57)%	-60%
All Other	$13,096	$8,182	60%	50%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Revenues were $61,538 for the third quarter 2021 compared to $41,666 for the third quarter 2020, an increase of $19,872. In North America, public restaurants continued to recover period-on-period, and we also benefited from the acquisition of the remaining 50% share of the Mandolin restaurant in Miami. The North America segment also includes the contribution from our hotel management contracts for the Line and Saguaro Hotels, which saw a strong recovery in their accommodation business, driven by higher room rates and an increase in hotel occupancy during the quarter. UK Other Revenues of $11,621 increased due to the recovery of UK public restaurants, including the impact of Soho Restaurants. In Europe, revenues increased by $11,709 to $17,828 driven by Scorpios Beach club in Mykonos. Although the site was still impacted by local restrictions in the quarter, these restrictions had a lesser impact compared to the same period in 2020.

Our Other segment increased Other Revenues by $4,914, or 60%, predominantly driven by the continued strength in Soho Home, with online sales up 116% and average order value up 129% in the quarter, with 95% sales at full price. We opened Soho Home Studio in London, a 6,000 square foot retail space showcasing both our latest Home range as well as brands launched and owned by members. In constant currency, Other Revenues had an increase of $17,102.

In-House Operating Expenses and House-Level Contribution

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(89,340)	$(45,432)	(97)%	(84)%
Percentage of total House revenues	(79)%	(63)%
Operating loss	$(53,444)	$(15,751)	n/m	n/m
Operating loss margin	(30)%	(14)%
House-Level Contribution	$23,950	$26,647	(10)%	(16)%
House-Level Contribution Margin	21%	37%	(16)%
House-Level Contribution by segment:
North America	$9,200	$17,599	(48)%	(48)%
United Kingdom	10,686	5,776	85%	73%
Europe/RoW	3,356	2,114	59%	49%
All Other	708	1,158	(39)%	(43)%
House-Level Contribution Margin by segment:
North America	18%	60%
United Kingdom	23%	20%
Europe/RoW	23%	17%
All Other	40%	60%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $89,340 for the third quarter 2021, compared to $45,432 for the third quarter 2020, an increase of $43,908. The increase is largely the result the easing of social distancing measures across many of our sites versus the prior period. In the third quarter of 2020, there was also a one-off credit of $10.5m related to Covid-19 lease amendments.

Our efficiency programs continue to progress well, notwithstanding the inflationary pressures that the industry is facing. We proactively increased wage rates to attract and retain the best labor, and as a result the tight labor market has so far had a limited operational impact on our business. We also gradually increased food, beverage and accommodation prices to partly offset the inflation pressures such that food and beverage cost ratios were still 3% better than the third quarter 2020.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $23,950 for the third quarter 2021, compared to $26,647 for the third quarter 2020, a decrease of $2,697 or 10%. The decrease in House-Level Contribution relates to the impact of the one-off credit in the third quarter of 2020.

House-Level Contribution Margin decreased by 16% to 21% for the third quarter 2021 reflecting the impact of the credit as well as the impact from higher In-House expenses period-on-period.

Other Operating Expenses and Other Contribution

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(54,379)	$(45,078)	(21)%	(13)%
Percentage of total other revenues	(82)%	n/m
Operating loss	$(53,444)	$(15,751)	n/m	n/m
Operating loss margin	(30)%	(14)%
Other Contribution	$11,890	$(2,978)	n/m	n/m
Other Contribution Margin	18%	(7)%	25%
Other Contribution by segment:
North America	$3,539	$983	n/m	n/m
United Kingdom	888	(942)	n/m	n/m
Europe/RoW	6,103	1,163	n/m	n/m
Soho House Design	(278)	(929)	70%	(72)%
All Other	1,638	(3,253)	n/m	n/m
Other Contribution Margin by segment:
North America	31%	30%
United Kingdom	8%	(15)%
Europe/RoW	34%	19%
Soho House Design	(4)%	(5)%
All Other	9%	(38)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $54,379 for the third quarter 2021, compared with $45,078 for the third quarter 2020, an increase of $9,301. This increase was driven by the ongoing recovery in our public restaurants, Soho Works sites and Scorpios Beach Club, in addition to some inflationary pressures on salaries and wages at our sites. Furthermore, the increase was driven by higher sales volumes in our Soho Home business.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenue less Other Operating Expenses, was $11,890 for the third quarter 2021 compared to $2,978 loss for the third quarter 2020, an improvement of $14,868. The improvement was predominantly driven by the growth in Other Revenues across the majority of our businesses. In constant currency, Other Contribution would have increased by $15,066.

Other Contribution Margin was 18% for the third quarter 2021, an increase of 25% compared to the third quarter 2020. The margin improvement was partly driven by an increase in Non-House Membership Revenues in third quarter 2021 in comparison to third quarter 2020, which has a high flow-through to Other Contribution. Additionally, the increase in Other Revenues was greater than the increase in Other Operating Expenses in third quarter 2021 in comparison to third quarter 2020, due to cost management and operational leverage in each of the businesses.

General and Administrative Expenses

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$24,369	$17,336	41%	32%
Percentage of total revenues	14%	15%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $24,369 for the third quarter 2021, compared with $17,336 for the third quarter 2020, an increase of $7,033, or 41%. The increase was primarily driven by costs to support the increase in operations at our sites, as compared to the third quarter 2020 when most of our sites were operating under capacity and trading restrictions. These costs were partially offset by our ongoing cost savings program, including savings in costs related to our variable cost base. In constant currency, General and Administrative Expenses would have an increase of $5,881, or 32%.

Pre-Opening Expenses

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$4,672	$4,588	2%	(5)%
Percentage of total revenues	3%	4%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $4,672 for the third quarter 2021, largely driven by the opening of two Soho Houses in Tel Aviv and Paris in the quarter, in addition to the costs related to the upcoming opening of Soho House Rome. This was largely in line with the third quarter 2020. In constant currency, pre-opening expenses would have a decrease of $221, or 5%.

Depreciation and Amortization

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$21,500	$15,825	36%	27%
Percentage of total revenues	12%	14%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and Amortization was $21,500 for the third quarter 2021, compared with $15,825 for the third quarter 2020, an increase of $5,675, or 36%. This increase was primarily driven by amortization of capitalized IT development costs, partly related to the development of the SH.APP, as well as depreciation associated with five new Soho Houses that were not open in the third quarter of 2020. In constant currency, Depreciation and Amortization expenses would have increased by $4,623, or 27%.

Other Expenses

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$15,281	$642	n/m	n/m
Percentage of total revenues	9%	1%
Foreign exchange loss (gain), net	$14,599	$(1,656)	n/m	n/m
Percentage of total revenues	8%	1%
Other	$8,863	$2,685	n/m	n/m
Percentage of total revenues	5%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense was $15,281 for the third quarter 2021, compared to $642 for the third quarter 2020, an increase of $14,639. This increase was primarily driven by the acceleration of vesting for certain outstanding awards in connection with the IPO, in accordance with the original award terms, combined with the fact that the third quarter 2020 included shared-based compensation expense only for a portion of the quarter, based on the grant date of the awards.

Foreign exchange loss (gain), net increased by $16,255 to $14,599 for the third quarter 2021, primarily driven by an increase in non-USD denominated borrowings, which have increased since the preceding period, and foreign exchange volatility.

Other expenses were $8,863 for the third quarter 2021, compared with $2,685 for the third quarter 2020, an increase of $6,178. This increase was primarily driven by non-cash member credit expense of $1 million and costs incurred associated with the IPO of $9 million.

Interest Expense, Net

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$20,827	$20,680	1%	(6)%
Percentage of total revenues	12%	18%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $20,827 for the third quarter 2021, compared with $20,680 for the third quarter 2020, an increase of $147 or 1%. In the quarter we paid a $5 million exit fee on the Permira Senior Facility upon completion of the IPO transaction. This was partially offset by the refinance our senior facility in March 2021 and the paydown of out Revolving Credit Facility during the third quarter of 2021. In constant currency, net interest would have decreased by $1,227, or 6%, compared to third quarter 2020.

Adjusted EBITDA

	13 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$8,820	$3,666	n/m	n/m
Percentage of total revenues	5%	3%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA of $8,820 increased by $5,154 compared to the Adjusted EBITDA in the comparative period primarily due to the higher membership revenues as a result of membership intakes, higher In-House revenues due to the removal of restrictions related to the COVID-19 pandemic, partially offset by higher Operating and General and Administrative Expenses.

Comparison of the 39 Weeks Ended October 3, 2021 and September 27, 2020

The following table summarizes our results of operations for the 39 weeks ended October 3, 2021 and September 27, 2020 (in thousands, except percentages):

	39 Weeks Ended
	October 3, 2021	September 27, 2020		September 27, 2020 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$136,518	$134,559	1%	$147,215	(7)%
In-House revenues	128,911	101,144	27%	110,657	16%
Other revenues	110,610	77,032	44%	84,277	31%
Total revenues	376,039	312,735	20%	342,149	10%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(205,579)	(170,095)	(21)%	(186,093)	(10)%
Other operating expenses (exclusive of depreciation and amortization)	(123,257)	(90,768)	(36)%	(99,305)	(24)%
General and administrative expenses	(60,374)	(57,185)	(6)%	(62,564)	4%
Pre-opening expenses	(15,990)	(15,976)	(0)%	(17,479)	9%
Depreciation and amortization	(61,250)	(46,950)	(30)%	(51,366)	(19)%
Share-based compensation	(19,958)	(642)	n/m	(702)	n/m
Foreign exchange loss, net	(30,521)	(3,638)	n/m	(3,980)	n/m
Other	(22,974)	(28,473)	19%	(31,151)	26%
Total operating expenses	(539,903)	(413,727)	(30)%	(452,640)	(19)%
Operating loss	(163,864)	(100,992)	(62)%	(110,491)	(48)%
Other (expense) income
Interest expense, net	(67,449)	(56,333)	(20)%	(61,631)	(9)%
Gain on sale of property and other, net	6,872	273	n/m	299	n/m
Share of profit (loss) of equity method investments	123	(2,912)	n/m	(3,186)	n/m
Total other expense, net	(60,454)	(58,972)	(3)%	(64,518)	6%
Loss before income taxes	(224,318)	(159,964)	(40)%	(175,009)	(28)%
Income tax (expense) benefit	(2,048)	538	n/m	589	n/m
Net loss	(226,366)	(159,426)	(42)%	(174,420)	(30)%
Net income attributable to noncontrolling interest	2,873	3,415	(16)%	3,736	(23)%
Net loss attributable to Membership Collective Group Inc.	$(223,493)	$(156,011)	(43)%	$(170,684)	(31)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$376,039	$312,735	20%	10%
North America	$154,308	$123,221	25%	25%
United Kingdom	$112,136	$96,480	16%	6%
Europe/RoW	$51,107	$39,705	29%	18%
Soho House Design	$16,033	$25,527	(37)%	(43)%
All Other	$42,455	$27,802	53%	40%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$136,518	$134,559	1%	(7)%
North America	$65,840	$72,841	(10)%	(10)%
United Kingdom	$44,156	$40,164	10%	0%
Europe/RoW	$12,704	$13,698	(7)%	(15)%
All Other	$13,818	$7,856	76%	61%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues increased by 1% to $136,518 for the 39 weeks ended October 3, 2021. This increase was driven by the recommencement of membership intakes at existing Houses in the third quarter of 2021, the unfreezing of memberships during the second and third quarter of 2021 as well as membership from new House openings in 2021. There was also an increase in Non-House Membership revenue, following the increase in the number of Soho Friends, Soho Works and Soho HOME+ members, with 25,000 additional members in comparison to the end of the third quarter 2020.

Our United Kingdom segment saw an increase in Membership Revenues of $3,992 or 10% due to the opening of 180 House, London, membership intakes as well as the highest rate of membership unfreezing across all regions. In contrast the North America segment saw a decrease in revenues of $7,001 or 10% due to fewer Adult paying members at the end of the third quarter of 2021. The Europe segment saw a decrease in membership revenues of $994 or 7% due to a decrease in Adult paying members.

In constant currency, Membership Revenues would have increased by $10,697, or 7%.

In-House Revenues

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$128,911	$101,144	27%	16%
North America	$64,858	$40,039	62%	62%
United Kingdom	$48,280	$41,474	16%	6%
Europe/RoW	$15,773	$19,631	(20)%	(27)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Revenues were $128,911 for the 39 weeks ended October 3, 2021, an increase of $27,767, or 27% versus the comparative period in 2020. The increase was driven by an easing of social distancing restrictions, new Soho Houses opened in 2021 as well as select price increases across our In-House offering. In-House Revenues have shown an improving trajectory in the last three months ended October 3, 2021. In constant currency, In-House Revenues would have increased by $18,254, or 16%.

Other Revenues

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$110,610	$77,032	44%	31%
North America	$23,610	$10,342	n/m	n/m
United Kingdom	$19,701	$14,842	33%	21%
Europe/RoW	$22,629	$6,375	n/m	n/m
Soho House Design	$16,033	$25,527	(37)%	(43)%
All Other	$28,637	$19,946	44%	31%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Revenues were $110,610 for the 39 weeks ended October 3, 2021, compared to $77,032 for the 39 weeks ended September 27, 2020, an increase of $33,578, or 44%. This was driven by an additional restaurant in North America, the strong performance of Soho Home, and the impact of Soho Restaurants in the UK as well as the earlier opening in the year of Scorpios in 2021. In constant currency, Other Revenues had an increase of $26,332, or 31%.

In-House Operating Expenses and House-Level Contribution

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(205,579)	$(170,095)	(21)%	(10)%
Percentage of total House revenues	(80)%	(73)%
Operating loss	$(163,864)	$(100,992)	(62)%	(48)%
Operating loss margin	(44)%	(32)%
House-Level Contribution	$50,816	$64,039	(21)%	(27)%
House-Level Contribution Margin	20%	27%	(7)%
House-Level Contribution by segment:
North America	$26,895	$40,114	(33)%	(33)%
United Kingdom	16,747	14,863	13%	3%
Europe/RoW	4,756	5,732	(17)%	(24)%
All Other	2,418	3,330	(27)%	(34)%
House-Level Contribution Margin by segment:
North America	21%	36%
United Kingdom	18%	18%
Europe/RoW	17%	17%
All Other	46%	53%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.\

In-House Operating Expenses were $205,579 for the 39 weeks ended October 3, 2021, an increase of $35,484, or 21%. The increase is a result of new Houses and fewer capacity restrictions related to the COVID-19 pandemic in 2021 and the associated increase in volumes. In the third quarter of 2020, there was also a one-off credit of $10.5m related to Covid-19 lease amendments.

In the nine months ended October 3, 2021, as a result of the impact from the COVID-19 pandemic, governmental agencies in the United Kingdom and European Union provided grants primarily to retain on payroll workers that would have otherwise been terminated and were instead furloughed in accordance with the rules of the applicable national scheme. Such government grants, which under their terms meant that the furloughed employees were prohibited by law from providing the Company with services but kept on payroll rather than being terminated to claim unemployment benefits, totaled $14.8 million the nine months ended October 3, 2021, and are presented as a reduction of payroll expenses within In-House Operating Expenses ($11.4 million), Other Operating Expenses ($2.5 million) and General and Administrative Expenses ($0.9 million). Under the rules of the schemes, we applied to the relevant government agency and recovered the costs of furloughed employees. The net payroll expense within In-House Operating Expenses, Other Operating Expenses and General and Administrative Expenses therefore only reflects the costs incurred from staff that were not furloughed and hence provided revenue generating services. In constant currency, In-House Operating Expenses had an increase of $19,486, or 10%.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $50,816 for the 39 weeks ended October 3, 2021, compared to $64,039 for the 39 weeks ended September 27, 2020, a decrease of $13,223 or 21%. The decrease in House-Level Contribution partly relates to the impact of the credit in the third quarter 2020.

House-Level Contribution Margin was 20% for the 39 weeks ended October 3, 2021, an decrease of 7% from the comparative period.

Other Operating Expenses and Other Contribution

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(123,257)	$(90,768)	(36)%	(24)%
Percentage of total other revenues	n/m	n/m
Operating loss	$(163,864)	$(100,992)	(62)%	(48)%
Operating loss margin	(44)%	(32)%
Other Contribution	$(3,613)	$(12,167)	70%	73%
Other Contribution Margin	(3)%	(15)%	12%
Other Contribution by segment:
North America	$6,258	$(597)	n/m	n/m
United Kingdom	(3,908)	(457)	n/m	n/m
Europe/RoW	6,928	(1,407)	n/m	n/m
Soho House Design	(5,079)	(1,507)	n/m	n/m
All Other	(7,812)	(8,199)	5%	13%
Other Contribution Margin by segment:
North America	26%	(6)%
United Kingdom	(20)%	(3)%
Europe/RoW	31%	(22)%
Soho House Design	(32)%	(6)%
All Other	(21)%	(38)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $123,257 for the 39 weeks ended October 3, 2021, compared with $90,768 for the 39 weeks ended September 27, 2020, an increase of $32,489, or 36%. This increase is primarily driven by six additional restaurants in the UK and one in North America, an increase in In-House Design and Build (“IHDB”) costs and the increase in volumes for Soho Home. In addition, Scorpios was re-opened in May 2021 where as it did not open until July 2020 in the prior year. In constant currency, Other Operating Expenses would have an increase of $23,952, or 24%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was a loss of $3,613 for the 39 weeks ended October 3, 2021, compared to a loss of $12,167 for the comparative period, a decrease in the loss of $8,554. This was predominantly driven by higher Non-House Membership Revenues and increased contribution from Public Restaurants, Scorpios and Soho Home..

Other Contribution Margin was (3)% for the 39 weeks ended October 3, 2021, a increase of 12% compared to the prior period driven by margin improvement in our Public Restaurants as well as an improvement in profitability of Soho Home.

Other Contribution Margin improvement in North America was driven by the strong performance of North America restaurants, benefiting from the acquisition of the remaining 50% share of the Mandolin restaurant in the second quarter of 2021 such that we now fully consolidate the restaurant’s financial results.

Other Contribution Margin improvement in Europe/ROW segment was driven by the earlier opening of Scorpios as well as the removal of many social distancing restrictions in comparison to the same period in 2020.

General and Administrative Expenses

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$60,374	$57,185	6%	(4)%
Percentage of total revenues	16%	18%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $60,374 for the 39 weeks ended October 3, 2021, compared with $57,185 for the 39 weeks ended September 27, 2020, an increase of $3,189, or 6%. The increase was primarily driven by the increase in wages at support offices as a result of removal of many COVID-19 restrictions and the associated increase in business activity, in addition to the decrease in government support received in the nine months ended October 3, 2021. This was partially offset by our ongoing cost efficiency program to manage support costs. In constant currency, General and Administrative Expenses would have a decrease of $2,190, or 4%.

Pre-Opening Expenses

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$15,990	$15,976	0%	(9)%
Percentage of total revenues	4%	5%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-Opening expenses were $15,990 for the 39 weeks ended October 3, 2021,compared with $15,976 for the comparative period in 2020. In constant currency, Pre-Opening expenses would have decreased by 9%.

Depreciation and Amortization

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$61,250	$46,950	30%	19%
Percentage of total revenues	16%	15%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and Amortization was $61,250 for the 39 weeks ended October 3, 2021, an increase of $14,300, or 30%, from the 39 weeks ended September 27, 2020. This increase was primarily driven by amortization of capitalized IT development costs, partly related to the development of the SH.APP, as well as depreciation associated with five new Soho Houses. In constant currency, Depreciation and Amortization expenses would have increased by $9,884, or 19%.

Other Expenses

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$19,958	$642	n/m	n/m
Percentage of total revenues	5%	0%
Foreign exchange loss, net	$30,521	$3,638	n/m	n/m
Percentage of total revenues	8%	1%
Other	$22,974	$28,473	(19)%	(26)%
Percentage of total revenues	6%	9%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense increased by $19,316 to $19,958 for the 39 weeks ended October 3, 2021, primarily driven by the acceleration of vesting for certain outstanding awards in connection with the IPO, in accordance with the original award terms.

Foreign exchange loss, net increased by $26,883 to $30,521 for the 39 weeks ended October 3, 2021, primarily driven by an increase in non-USD denominated borrowings, which have increased since the preceding period, foreign exchange volatility, and an out of period adjustment as described in Note 2 of the Company’s condensed consolidated financial statements included elsewhere in this document.

Other expenses decreased by $5,499 to $22,974 for the 39 weeks ended October 3, 2021, primarily driven by non-cash member credit expense of $5 million and costs incurred associated with the IPO of $17 million.

Interest Expense, Net

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$67,449	$56,333	20%	9%
Percentage of total revenues	18%	18%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $67,449 for the 39 weeks ended October 3, 2021, an increase of $11,116, or 20%, on the comparative period in 2020. This increase was primarily driven by the $9 million loss on extinguishment of the Permira Senior Facility, in addition to a $5 million exit fee on the Senior Facility related to the IPO transaction. In constant currency, net interest would have increased $5,818, or 9%.

Adjusted EBITDA

	39 Weeks Ended		Percent Change
	October 3, 2021	September 27, 2020	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$(26,528)	$(24,957)	(6)%	3%
Percentage of total revenues	(7)%	(8)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was a loss of $(26,528) for the 39 weeks ended October 3, 2021, in comparison to a loss of $(24,957) for the 39 weeks ended September 27, 2020, an increase of $1,571, or 6%. The increase in Membership and In-House Revenues in the first nine months ended October 3, 2021 were more than offset by higher Operating and General and Administrative Expenses period-on-period. In constant currency, Adjusted EBITDA would have decrease by $776, or 3%, compared to the comparative period in 2020.

Non-GAAP Financial Measures

For the 13 Weeks Ended October 3, 2021 and September 27, 2020

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	13 Weeks Ended		Percent Change
	October 3, 2021 Actuals	September 27, 2020 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(76,221)	$(36,589)	n/m	(95)%
Depreciation and amortization	21,500	15,825	36%	27%
Interest expense, net	20,827	20,680	1%	(6)%
Income tax expense (benefit)	2,868	(158)	n/m	n/m
EBITDA	(31,026)	(242)	n/m	n/m
Loss (gain) on sale of property and other, net	31	(284)	n/m	n/m
Share of (profit) loss of equity method investments	(949)	600	n/m	n/m
Foreign exchange⁽²⁾	14,599	(1,656)	n/m	n/m
Share of equity method investments adjusted EBITDA	1,848	906	n/m	91%
Share-based compensation expense⁽²⁾	15,281	642	n/m	n/m
Membership credits expense⁽³⁾	898	(1,893)	n/m	n/m
COVID-19 related charges⁽⁴⁾	(376)	1,423	n/m	n/m
Corporate financing and restructuring costs⁽⁵⁾	8,514	1,985	n/m	n/m
Abandoned project and site closure costs	—	2,185	(100)%	(100)%
Adjusted EBITDA	$8,820	$3,666	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended October 3, 2021 and September 27, 2020 - Other Expenses” for information regarding the increase in foreign exchange and share-based compensation expense period-on-period.
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
(5)
Our Corporate financing and restructuring costs vary significantly each year and period presented based on financing and restructuring being undertaken. Such costs do not relate to normal, recurring, cash operating expenses. In the third quarter 2021, these costs consisted of

IPO-related costs of $8,514 incurred during this quarter. In the third quarter 2020, we incurred costs of $1,985 related to our internal restructuring initiative to simplify the business in terms of headcount and cost structure.

The computation of House-Level Contribution and Other Contribution is set forth below:

	13 Weeks Ended
	October 3, 2021	September 27, 2020	Change %	September 27, 2020 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(53,444)	$(15,751)	n/m	$(16,799)	n/m
General and administrative	24,369	17,336	41%	18,488	32%
Pre-opening expenses	4,672	4,588	2%	4,893	(5)%
Depreciation and amortization	21,500	15,825	36%	16,877	27%
Share-based compensation	15,281	642	n/m	685	n/m
Foreign exchange loss (gain), net	14,599	(1,656)	n/m	(1,766)	n/m
Other	8,863	2,685	n/m	2,863	n/m
Non-House membership revenues	(4,731)	(434)	n/m	(463)	n/m
Other revenues	(61,538)	(41,666)	(48)%	(44,435)	(38)%
Other operating expenses	54,379	45,078	21%	48,074	13%
House-Level Contribution	$23,950	$26,647	(10)%	$28,417	(16)%
Operating loss margin	(30)%	(14)%		(14)%
House-Level Contribution Margin	21%	37%		37%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	13 Weeks Ended
	October 3, 2021	September 27, 2020	Change %	September 27, 2020 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$51,162	$42,351	21%	$45,165	13%
Less: Non-House membership revenues	(4,731)	(434)	n/m	(463)	n/m
Add: in-House revenues	66,859	30,162	n/m	32,166	n/m
Total House revenues	113,290	72,079	57%	76,868	47%
Less: in-House operating expenses	89,340	45,432	97%	48,451	84%
House-Level Contribution	$23,950	$26,647	(10)%	$28,417	(16)%
(1)
 See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	13 Weeks Ended
	October 3, 2021	September 27, 2020	Change %	September 27, 2020 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(53,444)	$(15,751)	n/m	$(16,799)	n/m
General and administrative	24,369	17,336	41%	18,488	32%
Pre-opening expenses	4,672	4,588	2%	4,893	(5)%
Depreciation and amortization	21,500	15,825	36%	16,877	27%
Share-based compensation	15,281	642	n/m	685	n/m
Foreign exchange loss (gain), net	14,599	(1,656)	n/m	(1,766)	n/m
Other	8,863	2,685	n/m	2,863	n/m
House membership revenues	(46,431)	(41,917)	11%	(44,702)	(4)%
In-House revenues	(66,859)	(30,162)	n/m	(32,166)	n/m
In-House operating expenses	89,340	45,432	97%	48,451	84%
Total Other Contribution	$11,890	$(2,978)	n/m	$(3,176)	n/m
Operating loss margin	(30)%	(14)%		(14)%
Other Contribution Margin	18%	(7)%		(7)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	13 Weeks Ended
	October 3, 2021	September 27, 2020	Change %	September 27, 2020 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$4,731	$434	n/m	$463	n/m
Add: other revenues	61,538	41,666	48%	44,435	38%
Less: other operating expenses	54,379	45,078	21%	48,074	13%
Other Contribution	$11,890	$(2,978)	n/m	$(3,176)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

For the 39 Weeks Ended October 3, 2021 and September 27, 2020

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	39 Weeks Ended		Percent Change
	October 3, 2021 Actuals	September 27, 2020 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(226,366)	$(159,426)	(42)%	(30)%
Depreciation and amortization	61,250	46,950	30%	19%
Interest expense, net	67,449	56,333	20%	9%
Income tax benefit	2,048	(538)	n/m	n/m
EBITDA	(95,619)	(56,681)	(69)%	(54)%
Gain on sale of property and other, net	(6,872)	(273)	n/m	n/m
Share of (profit) loss of equity method investments	(123)	2,912	n/m	n/m
Foreign exchange⁽²⁾	30,521	3,638	n/m	n/m
Share of equity method investments adjusted EBITDA	4,175	2,614	60%	46%
Share-based compensation expense⁽²⁾	19,958	642	n/m	n/m
Membership credits expense⁽³⁾	5,052	6,282	(20)%	(26)%
COVID-19 related charges⁽⁴⁾	(617)	4,324	n/m	n/m
Corporate financing and restructuring costs⁽⁵⁾	16,997	2,987	n/m	n/m
Abandoned project and site closure costs	—	8,598	n/m	n/m
Adjusted EBITDA	$(26,528)	$(24,957)	(6)%	3%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 39 Weeks Ended October 3, 2021 and September 27, 2020 - Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
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
(5)
Our Corporate financing and restructuring costs vary significantly each year and period presented based on financing and restructuring being undertaken. Such costs do not relate to normal, recurring, cash operating expenses. In nine months ended October 3, 2021, these costs consisted of certain items relating to acquiring shareholdings of joint ventures and non-controlling interests not held by the Company of $250 and refinancing fees and IPO-related costs totalling $16,747. In nine months ended September 27, 2020, we commenced an internal restructuring to simplify the business in terms of headcount and cost structure, incurring costs of $2,987.

The computation of House-Level Contribution and Other Contribution is set forth below:

	39 Weeks Ended
	October 3, 2021	September 27, 2020	Change %	September 27, 2020 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(163,864)	$(100,992)	(62)%	$(110,491)	(48)%
General and administrative	60,374	57,185	6%	62,564	(4)%
Pre-opening expenses	15,990	15,976	0%	17,479	(9)%
Depreciation and amortization	61,250	46,950	30%	51,366	19%
Share-based compensation	19,958	642	n/m	702	n/m
Foreign exchange loss, net	30,521	3,638	n/m	3,980	n/m
Other	22,974	28,473	(19)%	31,151	(26)%
Non-House membership revenues	(9,034)	(1,569)	n/m	(1,717)	n/m
Other revenues	(110,610)	(77,032)	44%	(84,277)	31%
Other operating expenses	123,257	90,768	36%	99,305	24%
House-Level Contribution	$50,816	$64,039	(21)%	$70,062	(27)%
Operating loss margin	(44)%	(32)%		(32)%
House-Level Contribution Margin	20%	27%		27%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	39 Weeks Ended
	October 3, 2021	September 27, 2020	Change %	September 27, 2020 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$136,518	$134,559	1%	$147,215	(7)%
Less: Non-House membership revenues	(9,034)	(1,569)	n/m	(1,717)	n/m
Add: In-House revenues	128,911	101,144	27%	110,657	16%
Total House revenues	256,395	234,134	10%	256,155	0%
Less: in-House operating expenses	205,579	170,095	21%	186,093	10%
House-Level Contribution	$50,816	$64,039	(21)%	$70,062	(27)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	39 Weeks Ended
	October 3, 2021	September 27, 2020	Change %	September 27, 2020 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(163,864)	$(100,992)	(62)%	$(110,491)	(48)%
General and administrative	60,374	57,185	6%	62,564	(4)%
Pre-opening expenses	15,990	15,976	0%	17,479	(9)%
Depreciation and amortization	61,250	46,950	30%	51,366	19%
Share-based compensation	19,958	642	n/m	702	n/m
Foreign exchange loss, net	30,521	3,638	n/m	3,980	n/m
Other	22,974	28,473	(19)%	31,151	(26)%
House membership revenues	(127,484)	(132,990)	(4)%	(145,498)	(12)%
In-House revenues	(128,911)	(101,144)	27%	(110,657)	16%
In-House operating expenses	205,579	170,095	21%	186,093	10%
Total Other Contribution	$(3,613)	$(12,167)	70%	$(13,311)	73%
Operating loss margin	(44)%	(32)%		(32)%
Other Contribution Margin	(3)%	(15)%		(15)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	39 Weeks Ended
	October 3, 2021	September 27, 2020	Change %	September 27, 2020 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$9,034	$1,569	n/m	$1,717	n/m
Add: other revenues	110,610	77,032	44%	84,277	31%
Less: other operating expenses	123,257	90,768	36%	99,305	24%
Other Contribution	$(3,613)	$(12,167)	70%	$(13,311)	73%
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

First Amended and Restated Note Purchase Agreement

On November 15, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company, entered into the First Amended and Restated Note Purchase Agreement (the “First Note Amendment”), which amends and restates in its entirety the existing Notes Purchase Agreement (the “Notes Purchase Agreement”), dated March 23, 2021, for an aggregate of $441 million in senior secured notes (the “Initial Notes”), subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC and its affiliates.

The First Note Amendment amends the Notes Purchase Agreement to, among other things, transition reporting from accounting principles generally accepted in the United Kingdom to accounting principles generally accepted in the United States of America.

The Initial Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility, which was also amended and restated on November 15, 2021, as described below.

First Amended and Restated Revolving Facility Agreement

On November 15, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the First Amended and Restated Revolving Facility Agreement (the "First Amendment"), which amends and restates in its entirety the existing £75.0 million Revolving Facility Agreement (the "Revolving Credit Facility"), dated December 5, 2019, among HSBC Bank PLC and SHG Acquisition (UK) Limited and Soho House U.S. Corp., two of the Company's wholly-owned indirect subsidiaries, as borrowers.

The First Amendment amends the Revolving Credit Facility to, among other things, change the reference rate under the Revolving Credit Facility for borrowings denominated in pounds sterling from a LIBOR-based rate to a SONIA-based rate and to transition reporting from accounting principles generally accepted in the United Kingdom to accounting principles generally accepted in the United States of America. The First Amendment also reset the Company's Consolidated EBITDA (as defined in the Revolving Credit Facility) test levels, scaling up from £0 at December 31, 2021 to £32 million ($44 million, if translated using the average exchange rate in effect during the 39 weeks ended October 3, 2021) after June 30, 2022. The First Amendment matures on January 25, 2023.

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	39 Weeks Ended
	October 3, 2021	September 27, 2020
	(Unaudited, dollar amounts in thousands)
Net cash (used in) generated by
Net cash used in operating activities	$(114,939)	$(18,004)
Net cash used in investing activities	(79,556)	(98,881)
Net cash provided by financing activities	404,451	173,774
Effect of exchange rates on cash and cash equivalents	(1,104)	(304)
Net increase in cash and cash equivalents	$208,852	$56,585

Net Cash Used in Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 39 weeks ended October 3, 2021, we had a $114,939 outflow of cash from operating activities, which includes a net loss of $226,366, depreciation and amortization of $61,250, and the net working capital improvement of $51,710.

For the 39 weeks ended September 27, 2020, we had a $18,004 outflow of cash from operating activities, which includes a net loss of $159,426, depreciation and amortization of $46,950, and the net working capital improvement of $51,122.

Net Cash Used in Investing Activities

The primary cash inflows from investing activities include the cash acquired as a result of acquisitions. The primary cash outflows from investing activities include the purchase of property and equipment, intangibles and the acquisition of noncontrolling interests.

For the 39 weeks ended October 3, 2021, we had a $79,556 outflow of cash from investing activities, primarily due to purchases of property and equipment of $64,125 and the acquisition of an additional 12% noncontrolling interest related to Scorpios Beach Club of $8,653. Refer to Note 3 – Acquisitions in this Quarterly Report on Form 10-Q for further information on the Scorpios noncontrolling interest acquisition.

For the 39 weeks ended September 27, 2020, we had a $98,881 outflow of cash from investing activities, primarily due to purchases of property and equipment of $91,315.

Net Cash Provided by Financing Activities

The primary cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include principal payments on borrowings and payments to settle redeemable preferred shares.

For the 39 weeks ended October 3, 2021, we had a $404,451 inflow of cash from financing activities, primarily due to the proceeds from the initial public offering of $388,078, the receipt of proceeds of new borrowings of $459,290 and a further $161,574 and $47,000 in proceeds from the issuance of preferred shares and redeemable C ordinary shares, respectively, partially offset with the repayment of borrowings of $612,566.

For the 39 weeks ended September 27, 2020, we had a $173,774 inflow of cash from financing activities, primarily due to the proceeds of $92,989 from the issuance of redeemable C ordinary shares, new borrowings of $54,292 and contributions from non-controlling interests of $24,998.

Contractual Obligations and Commercial Commitments

As of October 3, 2021, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our final prospectus filed with the SEC on July 16, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 3, 2021.

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

Emerging Growth Company Status

We are an ‘emerging growth company,’ as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘emerging growth companies,’ including, but not limited to: presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley; having reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements; being exempt from the requirements to hold anon-binding advisory vote on executive compensation or seek stockholder approval of any golden parachute payments not previously approved; and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We principally operate in the UK and North America, although we have significant operations in Europe. Therefore, we are exposed to reporting foreign exchange risk in Pound sterling and Euros.

Accordingly, we have not, to date, used any material financial instruments to mitigate our foreign exchange risk. The directors and management will keep this situation under review. However, as suppliers of the US and German businesses are predominantly paid in US dollars or Euros respectively, this acts as a natural hedge against foreign exchange risk.

If the US Dollar had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $11 million lower and approximately $11 million higher, respectively, and Net Loss would have been approximately $7 million lower and approximately $7 million higher, respectively, for third quarter 2021.

If the Euro had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $3 million lower and approximately $3 million higher, respectively, and Net Loss would have been approximately $0 million lower and approximately $0 million higher, respectively, for third quarter 2021.

If the US Dollar had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $21 million lower and approximately $21 million higher, respectively, and Net Loss would have been approximately $19 million lower and approximately $19 million higher, respectively, for the nine months ended October 3, 2021.

If the Euro had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $4 million lower and approximately $5 million higher, respectively, and Net Loss would have been approximately $0 million lower and approximately $0 million higher, respectively, for the nine months ended October 3, 2021.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of October 3, 2021, we had $259 million in cash and cash equivalents on the balance sheet to meet our funding needs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded as of October 3, 2021 that our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 39 weeks ended October 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in section “Risk Factors” in our final prospectus dated July 14, 2021 that forms a part of our Registration Statement on Form S-1 (File No. 333-257206), as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on July 16, 2021 (“Form S-1”), as updated by the risk factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q as of and for the 13-weeks and 26-weeks ended July 4, 2021 (“Q2 2021 Quarterly Report”), which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our Form S-1, as updated by our Q2 2021 Quarterly Report, except as set forth below. The risks described in our Form S-1 and our Q2 2021 Quarterly Report as updated below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.

Inflation and some of the measures taken by or that may be taken by the governments in countries where we operate in an attempt to curb inflation may have negative effects on the economies of those countries generally. If the United States or other countries where we operate experience substantial inflation in the future, our business may be adversely affected. In addition, we may not be able to adjust the prices we charge our members to offset the impact of inflation on our expenses, leading to an increase in our operating expenses and a reduction in our House-Level Contribution Margin and Other Contribution Margin. This could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On July 19, 2021, we completed the IPO of Class A of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-257206). We sold 30,567,918 shares of common stock (which included 567,918 shares that were offered and sold pursuant to the partial exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $14.00 per share. Including the option exercise, The Company received aggregate net proceeds of $388 million after deducting underwriting discounts and other offering costs. The underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, BofA Securities, Inc., HSBC Securities (USA) Inc., Citigroup Global Markets Inc., William Blair & Company, L.L.C and Loop Capital Markets LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Refer to Note 1 - Nature of the Business in this Quarterly Report on Form 10-Q for further information on the use of proceeds from the IPO.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*

First Amended and Restated Revolving Facility Agreement, dated November 15, 2021, between Soho House & Co Limited, Soho House Bond Limited, the Original Borrowers party thereto, the Original Guarantors party thereto, HSBC UK Bank PLC, the Original Lenders party thereto, Global Loan Agency Services Limited and Glas Trust Corporation Limited.

10.2*

First Amended and Restated Note Purchase Agreement, dated November 15, 2021, between Soho House & Co Limited, Soho House Bond Limited, the Original Guarantors party thereto, the Original Notes Purchasers party thereto, Global Loan Agency Services Limited, and Glas Trust Corporation Limited.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Membership Collective Group Inc.

Date: November 17, 2021	By:	/s/ Nick Jones
Nick Jones
Chief Executive Officer

Date: November 17, 2021	By:	/s/ Humera Afzal
Humera Afzal
Chief Financial Officer