Form 10-K
period 2022-01-02
Membership Collective Group Inc.
filed 2022-03-16
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40605

Membership Collective Group Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-3664553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
180 Strand London, WC2R 1EA United Kingdom	WC2R 1EA
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 207 8512 300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	MCG	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A Common Stock on July 15, 2021 as reported by the New York Stock Exchange on such date was approximately $644,049,382. The registrant has elected to use July 15,2021, which was the date of its initial listing of Class A Common Stock, as the calculation date because on July 2, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. The number of shares of Registrant’s Class A Common Stock outstanding as of March 15, 2022 was 61,536,720.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Registrant's 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The Registrant expects to file such proxy statements within 120 days after the end of its fiscal year.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the COVID-19 pandemic, including the outbreak of new or different variants thereof, or the future outbreak of any other highly infectious or contagious diseases, has caused, and will continue to cause, disruption to our business, liquidity, financial condition and results of operation. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the global economy and financial markets and could continue to create business continuity issues of an unpredictable magnitude and duration;
•
we have incurred net losses in each year since our inception, and we may not be able to achieve profitability;
•
our planned growth could put strains on our senior management, employees, information systems and internal controls which may adversely impact our business, financial condition and operations;
•
our success depends on the strength of our name, image and brands, and if the value of our name, image or brands diminishes, our business, financial condition and operations would be adversely affected;
•
our intellectual property rights are valuable, and any failure to obtain, maintain, protect, defend and enforce our intellectual property, including due to ‘brand squatting,’ could have a negative impact on the value of our brand names and adversely affect our business, financial condition and operations;
•
we depend on our senior management for the future success of our business, and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business, financial conditions and operations and implement our growth strategies;
•
changes in consumer discretionary spending and general economic factors may adversely affect our business, financial condition and results of operation including but not limited to increased global inflationary pressures;
•
increased use of social media could create and/or amplify the effects of negative publicity and have a material adverse effect on our business, financial condition or results of operation;
•
we identified material weaknesses in connection with our internal controls over financial reporting. Although we are taking steps to remediate these material weaknesses, there is no assurance we will be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses;
•
our future performance depends in part on our ability to respond to changes in consumer tastes, preferences and perceptions;
•
difficult conditions in the global financial markets and the economy generally could affect our ability to obtain capital or financing and materially adversely affect our business, financial condition and results of operation;
•
our continued growth depends on our ability to expand our presence in new and existing markets and develop complementary properties, concepts and product lines;

•
foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our business, financial condition and results of operation;
•
Yucaipa, through its participation in the Voting Group, has significant influence over us, including control over decisions that require the approval of stockholders;
•
we have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results as well as limit our ability to pursue our growth strategy;
•
restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities;
•
the use of joint ventures or other entities, over which we may not have full control, for development projects or acquisitions could prevent us from achieving our objectives;
•
a cybersecurity attack, ‘data breach’ or other security incident experienced by us or our third-party service providers may result in negative publicity, claims, investigations and litigation and adversely affect our business, results of operation and financial condition;
•
if we fail to properly maintain the confidentiality and integrity of our data, including member and other customer credit or debit card and bank account information and other personally identifiable information ("PII"), or if we fail to comply with applicable laws, rules, regulations, industry standards and contractual obligations relating to data privacy, protection and security, it may adversely affect our reputation, business, financial condition and operations;
•
we could face costs, liabilities and risks associated with, or arising out of, environmental, health and safety laws and regulations;
•
litigation concerning food quality, health and safety, employee conduct and other issues could require us to incur additional liabilities or cause customers to avoid our businesses;
•
anticipated changes in effective tax rates or adverse outcomes resulting from our exposure to various tax regimes in the countries in which we operate; and
•
the other factors discussed under “Risk Factors” in this annual report.

PART I

Item 1. Business.

As used in this annual report, unless the context otherwise indicates, any reference to ‘Membership Collective Group,’ ‘MCG,’ ‘our company,’ ‘the company,’ ‘us,’ ‘we’ and ‘our’ refers (i) prior to the exchange of equity interests by equity holders in Soho House Holdings Limited for shares of Class A Common Stock or Class B Common Stock (as applicable) in Membership Collective Group Inc. to Soho House Holdings Limited and its consolidated subsidiaries and (ii) following such exchange, to Membership Collective Group Inc., the issuer of the Class A Common Stock being referred hereby, together with its consolidated subsidiaries.

OUR BUSINESS

The Membership Collective Group (“MCG”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change.

We began with the opening of the first Soho House in London's Soho district in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 26 years, we have significantly expanded our membership expertise and diversified our offerings—both physically and digitally. As of January 2, 2022, we have over 155,800 members (including over 122,800 Soho House members) who engage with MCG through our global portfolio of 33 Soho Houses, 9 Soho Works, Scorpios Beach Club in Mykonos, Soho Home, The Ned in London, in addition to our digital channels. The LINE and Saguaro hotels in North America, which we operate under a hotel management contract, also form part of MCG’s wider portfolio.

The central pillar of MCG is Soho House, which drives the majority of our membership and revenue today. Since the opening of our first House in London in 1995, we have successfully identified the demand for a premium membership offering that caters to a progressive, creative and diverse global audience. Today, we believe our membership offering, consistently high standards of service, and our global footprint remain unparalleled. A Soho House membership offers access to a network of distinctive and carefully curated Houses, across North America, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including the SH.APP and our website. Our vision for the SH.APP has always been for it to be like having a House in your pocket. It’s our destination for members to make bookings and payments, to connect with each other and access engaging video content and podcasts — made for our members, by our members. Annually, we host thousands of physical and digital member events worldwide, spanning film, fashion, art, food and drink, well-being, work and music—and help our members forge connections with each other to bring them closer together.

Our membership expertise, honed through the growth of Soho House, has led to our evolution into the Membership Collective Group, a home to numerous memberships including Cities Without Houses, Soho Works, Soho Friends, Soho House Digital, SOHO HOME+ and Ned’s Club. By designing, curating and growing our membership offering, our membership platform can respond to shifting lifestyle trends and the evolution of our members’ needs. Our memberships work together, allowing us to reach new audiences with a set of interconnected offerings.

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

Our membership has remained resilient through multiple economic cycles and the COVID-19 pandemic. When our physical sites were forced to close as a result of the COVID-19 pandemic, there was minimal impact on the retention of Soho House members. The power of our model is driven by the important role we believe that we play in our members’ lives and the value we consistently provide them for their membership fees. We believe our retention compares very favorably to leading consumer subscriptions or memberships—across music, media, fitness, entertainment and commerce—despite, in many cases, their significantly lower price points.

The demand for our membership is also demonstrated by our large and growing global wait list, which as of January 2, 2022 stands at over 70,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

OUR ASSET LIGHT STRATEGY

Historically we have made significant investments in the development of our Houses, either in purchasing an ownership position and/or making material investment in the build out of the property alongside our landlords. Beginning several years ago, with the growing reputation of Soho House as a marquee tenant, we began making a conscious shift to an asset light development model to conserve and drive improved return on our capital. Under this model, our landlord agrees to fund a substantial portion, or all, of the development costs of a House, to our design specifications, leaving us to fund only pre-opening expenses (and art and other unique interior design elements). Virtually all of the Houses that we plan to open over the next three years reflect this asset-light model.

While our investment in our full-size Houses has historically approached, or in certain cases exceeded, $10 million, under our asset-light model we expect our contribution to open new Houses, comprised primarily of pre-opening expenses and art, will fall in the $3 million to $6 million range. Despite a modest increase in average rents from this strategy, we believe the considerably reduced capital investment will result in meaningfully improved cash-on-cash returns and capital efficiency.

A new Soho House membership incurs virtually no membership acquisition cost, since we do not conduct any paid marketing. Driven by consistently high retention and minimal costs associated with retaining or supporting our members, Soho House enjoys a very attractive member lifetime value. We believe new memberships will also provide compelling economics and be accretive to our profit, as they can be created and operated in an asset-light manner that leverages the existing platform.

REPORTABLE SEGMENTS

Our operations consist of three reportable segments and one non-reportable segment that we present as “all other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and stand-alone restaurants.

Our three reportable segments and our “other” segment are as follows:

United Kingdom. This segment encompasses operating units in the UK, including:

•
Our eleven Soho Houses in and around London;
•
Two townhouses encompassing bedrooms and public restaurants, twelve stand-alone restaurants and four Apartments; and
•
Soho Friends – UK membership fees.

North America. This segment encompasses operating units in North America, including:

•
Our nine US Houses, our Toronto (Canada) House, which is a joint venture entity, and the management fees from Soho Beach House Canouan;
•
Four stand-alone US restaurants;
•
Soho Friends – US membership fees; and
•
The management fees under our hotel management contract for the operation of the LINE and Saguaro Hotels.

Europe and Rest of the World ("ROW"). This segment encompasses operating units in continental Europe and RoW, currently comprised of:

•
Nine Houses in Europe including Soho House Barcelona and Little Beach House Barcelona, which are joint venture entities, and Soho House Istanbul which is under a management agreement;
•
Soho House Hong Kong and the management fees from Soho House Mumbai;
•
Our majority interest in Scorpios Beach Club Mykonos; and
•
Soho Friends – Europe membership fees.

All Other. Includes the following:

•
Our Soho Home retail offerings;
•
Cowshed products and spa services outside of our Soho Houses;
•
Our Cities Without Houses membership;
•
Our Soho Works clubs; and

•
Soho House Design which provides the design of our Houses, properties and other units.

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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a US Every House annual membership fee as of February 28, 2022 of approximately $4,000, which provides access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (21 years old and younger) and “Millennials”(22- to 37-year-olds) constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following additional types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as Cities Without Houses ("CWH"), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including in Austin, Texas (May 2021), Tel Aviv (August 2021), Paris (September 2021) and Rome (October 2021). We had 4,652 CWH members across 44 cities as of January 2, 2022.

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

Soho House Digital Membership will be subject to the same application and approval process as Soho House membership, allowing like-minded individuals to connect, communicate and collaborate with each other, in a purely digital space through the SH.APP. It will make our membership truly diverse, and will enable the best creatives from all over the world to make meaningful connections with each other. In the same way that we’ve grown Cities Without Houses membership, we will use our connections and liaisons on the ground in new cities to build awareness of digital membership, growing it organically through existing creative communities.

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

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of $130. We offer access to physical spaces, including Soho House bedrooms, and Studio spaces (our new social spaces for Soho Friends and Soho House members) that host curated programs of events and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of January 2, 2022, we had 23,453 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

Soho Home

Soho Home was created as a result of requests from our members to recreate the look and feel of the Houses in their own homes. Soho Home is an interiors and lifestyle retail brand that offers handcrafted furniture, lighting, textiles, tableware and accessories through ecommerce. Over the past year, we have transformed Soho Home into a high growth retail business, and in October 2020, we launched SOHO HOME+, which is a subscription-based membership platform with 4,560 members as of January 2, 2022, that offers price discounts, free delivery, and expert design advice plus early access to new collections and seasonal sales for an annual price of $95. We opened two Soho.Home.Studios in 2021, in London and New York. These sites are retail spaces showcasing the latest Soho Home ranges.

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

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of January 2, 2022, we had 5,016 members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership ranges from $100 to $650 per month, depending on membership type.

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

The Ned

The Ned has created a new space in the heart of the City of London for its members to meet, eat, drink and socialize. The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full service members’ club. The membership offered by The Ned (“Ned’s Club”) is aimed at a broader group of professional people. As of January 2, 2022, Ned’s Club had just over 2,800 members, and intends to expand into additional cities beyond London. We have recently launched Ned Friends – a more accessible membership similar to Soho Friend for frequent visitors and customers of The Ned. We receive management fees under our hotel management contract for the operation of The Ned.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The hotels that are currently operational are located in Los Angeles, Washington, Austin, Scottsdale and Palm Springs, and among them offer a variety of food and beverage offerings together with approximately 1,470 hotel rooms. A further hotel is under development in San Francisco. We receive management fees under our hotel management contract for the operation of these hotels. We believe the transaction will broaden our geographic reach in North America. Refer to Item 8, Financial Statements and Supplementary Data, Note 3 - Acquisitions for further information.

OUR GROWTH PLAN

We are still in the early stages of our expansion and we believe our track record as well as our core capabilities have positioned us to achieve significant and sustained growth over the coming years through the following initiatives:

Open new Soho Houses

Expansion into new areas is exciting for us and our members, and both furthers the reach of and strengthens our brand. Opening Houses in existing cities satisfies unmet demand (as represented by our local wait lists), and leverages our existing infrastructure.

Since January 1, 2018, we have opened 14 new Houses, increasing our total House count to 33 Houses as of January 2, 2022. Our recent development pipeline has extended our global footprint to exciting cities such as Tel Aviv, Paris, Rome and Austin. Additionally, we plan new destination experiential Houses, such as a wellness retreat in Lake Arrowhead and a ranch in Sonoma. We continue to see substantial long-term growth opportunities in the Asia Pacific, Africa and South America regions. We currently anticipate a long-term growth target of five to seven Soho House openings annually over time. Our current pipeline anticipates our Soho House portfolio expanding to 46 Houses by year-end 2023.

Notably, aside from the temporary closure of certain Houses for public health and safety reasons (including the COVID-19 pandemic) or for refurbishment, we have never closed a House at any point in our 26-year history. We have a proven track record of consistently opening successful new sites that achieve member growth targets and generate strong long-term unit economics.

Continue to scale existing memberships

Expand Soho Friends membership

In 2019, there were over one million non-member guests who visited our Houses, many of whom visited frequently. Our intention is to continue to convert these customers into Soho Friends members. We recently introduced our House Guest system to collect data and better understand our customers and visitors, which has created a foundation to scale Soho Friends.

Expand Soho Home and Soho Home+ membership

In fiscal 2021, Soho Home grew its online sales by 61%, benefiting both from a newly designed product range, a reinvigorated website as well as a favorable market backdrop due to more customers shopping online and shopping for homeware. In October 2020 we launched SOHO HOME+, the UK’s first homeware subscription service, and gained over 4,500 members as of January 2, 2022, providing a recurring membership revenue stream. We believe Soho Home has significant potential to continue its strong digital-first growth, followed by the expansion of physical retail spaces. We opened two Soho.Home.Studios in 2021, in London and New York. These sites are retail spaces showcasing the latest Soho Home ranges.

Grow Soho Works

In recent years, we have expanded Soho Works by adding new locations as well as adding new members to the existing locations and developing our Soho Works digital platform. We believe there is a significant opportunity to grow Soho Works in locations that are primarily located next to existing Soho House sites, due to changes in the way that people live and work – with less time spent in traditional corporate offices and more time in social communities.

Open new Scorpios Beach Club Sites

Scorpios will play a critical role in providing a must-visit destination for many of our members, striving for a unique experience with a particular focus on wellness. Scorpios, in Mykonos, currently attracts an affluent, internationally diverse and loyal customer base, which gives us confidence in the appetite for future locations and a future membership brand. We plan to open one new Scorpios Beach Club per year from 2022 onwards with our second site due to open in Tulum, Mexico at the end of 2022.

Expand the Ned

The Ned has identified at least one additional site for opening in New York during 2022, and also plans to open another by the end of 2023. There are plans to continue opening one to two new sites for The Ned annually going forward. The Ned will play a meaningful role in broadening our target audience, who crave an authentic membership experience. We have a management contract for the existing operation of The Ned in London and receive management fees for our operation of The Ned.

Launch and grow new memberships

The digital-only membership will leverage our existing digital platform, which is being developed to include new features that enable meaningful digital exchange. Members with this membership will have an enriched profile, be able to search for other members, be recommended to other members, grow their digital network, and communicate through direct messaging, audio and video. Through proof of concept, we know that members see value in connecting for social, work and practical purposes. We are now building and finessing this membership type and are confident of launching a valuable digital product. Like our current membership types, the digital membership will continue to evolve post launch based on member feedback.

Our track record gives us the confidence to successfully scale new memberships globally, while providing us with the insight necessary to understand where to extend the Membership Collective Group Inc. platform. Our know-how of operating physical spaces and complementing that with sophisticated digital offerings, will help further extend our offer. For instance, the digital platform will extend Soho House’s digital assets – in connections, bookings, content and payments – through the SH.APP and our websites – to new memberships, business areas (e.g. wellness) and business acquisitions.

HOUSE FOUNDATIONS

House Foundations is our social responsibility and sustainability program that represent the foundations of our House built on the following pillars:

•
Diversity and Inclusion: We are committed to building an inclusive culture and helping to make the creative industries more accessible. We value diversity and want our members and teams to be represented in places where everyone feels at home
•
Soho Sustainability: We have a responsibility to play our part in building a more sustainable world. We are in the early stages of an ambitious sustainability program, covering everything from where we source our food to how we build our Houses
•
Soho Mentorship: In partnership with Creative Mentor Network, Routes In and Creative Futures Collective, our mentoring program pairs members with young people pursuing creative careers
•
Soho Talent: We provide opportunities for creative people to gain funding and support to bring their endeavors to life across art, design, music, film, and food and drink
•
Soho Give: A foundation set up to support our chosen charitable initiatives
•
Soho Chance: An annual award giving entrepreneurs and creatives the opportunity to work with our teams to launch a new business, concept or design in one of six areas
•
Soho Apprenticeship: Apprenticeship programs for people living locally to our Houses was launched in 2021.

SEASONALITY

Our results are not materially subject to seasonality fluctuations as our revenues are typically consistent on a quarterly basis throughout the year.

INTELLECTUAL PROPERTY

Our portfolio of brand offerings, including Soho House, Soho Works, Scorpios, The Ned, Cowshed, Soho House Design, Soho Home and Cecconi’s are very important to us. We rely on trademarks, copyrights, know-how and expertise, registered domain names, license agreements, intellectual property assignment agreements, confidentiality procedures and nondisclosure agreements to establish and protect our intellectual property and proprietary rights. We seek to protect our intellectual property and proprietary rights, including our proprietary technology, know-how and brand, by relying on a combination of federal, state, and common law rights in the US and other jurisdictions, as well as on contractual measures. As of February 28, 2022, we owned approximately 78 registered US trademarks, 18 pending US trademark applications, 502 registered non-US trademarks and 67 pending non-US trademark applications. As of February 28, 2022, we owned approximately 710 US and international registered domain names, including www.sohohouse.com and www.membershipcollectivegroup.com.

Our strategy for opening any operation is to register national trademarks early in the process of expanding into new territories to prevent third parties from trademark squatting and registering their own competing trademarks before us. However, the efforts we take and have taken to protect our intellectual property rights may not be sufficient or effective. For example, brand squatting is an issue for us, particularly in places such as South America and Asia. In China and Australia, the presence of third-party rights holders with ‘Soho’ trademarks has made registering our ‘Soho House’ trademark a challenge. Where there are third-party rights in a particular jurisdiction, we generally assess the risk associated with such rights and take steps to oppose or negotiate with the trademark owner as appropriate, to protect our family of brands from dilution and customer confusion. Additionally, third parties have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us. Our trademarks have in the past and may in the future be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing, misappropriating or otherwise violating them. To counter infringement or unauthorized use of our trademarks, we may deem it necessary to file infringement claims, which can be expensive and time consuming. For more information, see “Risk Factors—Risks Related to Our Business—Our intellectual property rights are valuable, and any failure to obtain, maintain, protect, defend and enforce our intellectual property, including due to ‘brand squatting,’ could have a negative impact on the value of our brand names and adversely affect our business.

INFORMATION TECHNOLOGY, DATA PRIVACY AND CYBERSECURITY

We are committed to protecting the security of member data and other personally identifiable information ("PII"). We undertake measures to protect our systems, including the SH.APP, and the member data and other PII that our systems collect, store, share, transmit, disclose and otherwise process. We have developed policies and procedures designed to manage data security risks. We employ technical security defenses, monitor servers and systems, and use technical measures such as data encryption. We also use third parties to assist in our security practices as well as to prevent and detect fraud. We are subject to a number of stringent, complex and evolving federal, state and local data protection, privacy and security laws, rules, regulations, policies, industry standards and other legal obligations in the US and around the world. Any actual or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state, local or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security, including in connection with the SH.APP, that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of PII or other member data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations. For more information, see “Risk Factors—Risks Related to our Technology and Data—A cybersecurity attack, ‘data breach’ or other security incident experienced by us or our third-party service providers may result in negative publicity, claims, investigations and litigation and adversely affect our results of operation and financial condition” and “Risk Factors—Risks Related to our Technology and Data—If we fail to properly maintain the confidentiality and integrity of our data, including member and customer credit or debit card and bank account information and other PII, or if we fail to comply with applicable laws, rules, regulations, industry standards and contractual obligations relating to data privacy, protection and security, it may adversely affect our reputation, business and operations.”

We expect to continue to invest in technology capabilities to support, protect and drive our business.

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of February 28, 2022, Soho House employed 6,353 individuals including in our support offices of whom 667 are based at our support offices in London, New York and Los Angeles.

Labor laws in the United Kingdom and European Union provide minimum standards regarding annual paid and unpaid leave, sick leave, maternity leave and other provisions regarding leave from work, severance pay, pension contributions and other terms of employment. We contribute to pension schemes (or similar type schemes) for our employees in the United Kingdom and European Union.

We are committed to a policy of recruitment, promotion and training on the basis of aptitude and ability. We have dedicated Diversity, Learning, and Inclusion teams across all four of our major regions of the Americas, United Kingdom, Europe, and Asia, and we offer a wide range of training and development programs. Training offered includes customer service and leadership courses to food tasting and cocktail training, first aid at work and health and safety courses. Diversity & Inclusion forms part of all training we conduct, as well as its own learning series designed for Senior Leadership to line staff level. We also operate dedicated Cook House and House Tonic training programs for our chefs and bartenders to ensure that each customer receives consistent food and drink across all of our Houses and restaurants. We are committed to encouraging people development and retention, including by providing sponsorship so that employees can increase know-how and widen their skill bases by attending third-party training and courses. We also operate a group-wide program that rewards employees that go the extra mile.

We have built a robust pledge and commitment to Diversity & Inclusion across all our functions in areas of representation, recruitment, culture, education, community engagement, and accountability. Our mission statement and values set have also been rewritten to support these initiatives. In our pledge we have committed to increasing the BIPOC representation in our leadership, as well as any underrepresented functions like Design and Retail — and we are able to achieve this by extensive outreach to diverse organizations and networks in our recruitment initiatives. We have rolled out a global training series on anti-racism and allyship and we have built an internal diversity steering committee consisting of a mix of employees from all levels across the global business to hold our executives accountable for the delivery of this pledge. Our employee handbook reflects progressive policies regarding Parental Leave, Flexible Working, and Company Sick Pay. We have developed a performance driven culture with feedback platforms that allow for objective evaluations of our staff and development plans for their growth.

With a view to building a strong community within our workforce, we have implemented dedicated communication channels for employees, led by Facebook Workplace.

COMPETITION

We believe that we are the only company to have pioneered and scaled a private membership club platform with global presence, and our first-mover advantage has created a significant barrier to entry.

Though we face direct competition from other private members’ clubs that exist in proximity to our own Houses (as well as in numerous segments of the restaurant, hotel, co-working spaces, fitness and beauty care services and products industries), we believe that we do not have a direct competitor given the combination of different sectors in which we operate, combined with our geographical reach. Some membership clubs use a similar model, but we do not believe that they have been able to replicate our reach across the multiple cities, continents, and spaces in which we operate. In our view, there is a high barrier to entry, as to catch up with the size of our platform would take significant time and investment.

We believe that these business sectors are each highly competitive. Primary competitive factors include name recognition, demographic considerations, effectiveness of public relations and brand recognition, level of service, convenience of location, quality of the property, pricing, product or service and range and quality of services and amenities offered.

We also compete with other restaurants, boutique hotels, co-working spaces, beauty care providers and retailers on a local level, as well as on a global level against certain larger chains with properties in the markets in which we operate.

REGULATION

We are subject to numerous foreign, federal, state and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building, zoning and environmental requirements, health and safety and fire codes, data privacy, protection and security and general business license and permit requirements, in the various jurisdictions in which we design, construct, manage, lease and/or own properties. In addition, the retail nature of a portion of our business requires us to comply with laws and regulations concerning product safety and testing, as well as consumer rights. Our ability to develop new Houses and privately commissioned projects and to remodel, refurbish or add to our existing Houses is also dependent on obtaining permits from local authorities.

Regulations concerning the supply and sale of alcoholic beverages require us to apply to relevant local authorities for a license that must be renewed (usually on an annual basis) and which may be revoked or suspended for cause at any time. Applicable alcoholic beverage control regulations and licensing conditions apply to the supply of alcohol across our business, including in relation to the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages.

We are also subject to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions, hiring and firing, non-discrimination for disabilities and other individual characteristics, work permits and benefit offerings. Federal, state and provincial laws and regulations require certain registration, disclosure statements, compliance with specific standards of conduct and other practices with respect to issuance of memberships.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We are committed to providing safe and healthy premises, that are compliant with environmental, health and safety regulations, for our members and other customers to enjoy and our colleagues to work in. Our operations and properties are subject to extensive laws and regulations relating to environmental, health and safety requirements in the UK, the US and every other country and locality in which we operate. We have an internal team of safety professionals who support the business through providing advice and guidance on compliance and best practices, auditing and monitoring site conditions along with compliance with both our safety management system and legislative requirements, and updating our environmental, health and safety management systems in light of new or changes to existing environmental and health and safety laws and regulations.

Since the beginning of 2020, the COVID-19 pandemic has been at the forefront of our minds. Working alongside our operations and people teams, and in collaboration with public health teams globally, the safety team supported the successful re-opening of all our sites in accordance with the relevant local restrictions in force. This included introducing new physical measures to create safe spaces that reduce the risk of transmission (screens, mask wearing, reduced capacities to increase distancing, enhanced ventilation and cleaning regimes and providing hand sanitizer throughout our spaces), training all our colleagues on the new measures to protect themselves and our guests, and creating a robust internal contact tracing system to rapidly identify and isolate any colleagues (or guests) who may have been exposed to a COVID-19 positive individual.

From time to time, our operations or products have resulted in, or may result in, non-compliance with, or liability pursuant to, environmental, health and safety laws or regulations. Historically, the costs of achieving and maintaining compliance with environmental laws and regulations have not been material. However, we cannot assure you that future costs and expenses required for us to comply with any new, or changes to existing, environmental, health and safety laws and regulations or new or discovered environmental conditions will not have a material adverse effect on our business, results of operations and financial condition.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, their ages and positions as of January 2, 2022:

NAME	AGE	POSITION
Ron Burkle . . . . . . . . . . . . . . . . . . . .	69	Executive Chairman and Director
Nick Jones . . . . . . . . . . . . . . . . . . . . .	58	Chief Executive Officer and Director
Andrew Carnie . . . . . . . . . . . . . . . . .	47	President and Director
Humera Afzal . . . . . . . . . . . . . . . . . .	44	Chief Financial Officer
Martin Kuczmarski . . . . . . . . . . . . . .	47	Chief Operating Officer

Ron Burkle has been a member of the Soho House Board and the executive chairman since 2012. He founded The Yucaipa Companies in 1986 and is widely recognized as one of the most successful investors in the hospitality, retail, manufacturing and distribution sectors. He is a controlling stockholder of a number of businesses and a trustee of some key philanthropic organizations. We believe Ron is qualified to serve as a member of our Board due to his deep experience in the finance and hospitality industries.

Nick Jones is the founder and chief executive officer of Soho House and has been a member of the Soho House Board since its inception. He opened Cafe Boheme on Old Compton Street in 1992 in London’s Soho, and went on to open the first House, Greek Street, in the space above in 1995. Nick has overseen every step of the growth of Soho House. He was awarded an MBE in the Queen’s 2017 New Year’s Honours List. We believe Nick Jones is qualified to serve as a member of our Board as a long term founder of the business, and due to his deep experience across all areas of the business including his membership and hospitality experience.

Andrew Carnie has served as President of Soho House since September 2020. He previously served as the Chief Commercial Officer of Soho House from June 2019 to September 2020. From November 2013 to April 2019, Andrew worked in various positions at Anthropologie Group, including as President from April 2018 to April 2019. We believe Andrew is qualified to serve as a member of our Board due to his experience in the retail and consumer industries.

Humera Afzal has served as the Chief Financial Officer of Soho House since December 2020. From February 2019 to December 2020, Humera served as the Director of Finance and then the Chief Financial Officer of Backed, a London-based venture capital fund. Prior to her time at Backed, Humera served as the Director of Deals Finance Consulting at PwC from September 2017 to January 2019, and as the Director of Innovations from December 2013 to July 2017.

Martin Kuczmarski currently serves as the Chief Operating Officer of Soho House. Martin joined Soho House in 2008 as general manager of Electric House, and progressed to director of operations for the UK and Europe before assuming his current role in January 2012. Prior to Soho House, Martin was involved in the Concept and Special Projects at Campbell Gray Hotels from March 2005 to December 2007, where he worked on expansion and development of hotels like One Aldwych, London and Carlisle Bay in Antigua. Previously to that he worked at the Ritz in Paris and Four Seasons in Milan.

SOHO HOUSE ADVISORY BOARD

The Soho House Advisory Board was introduced in May 2021 and is designed to report to the Board on how to best support Soho House members around the world.

Consisting of existing members representing the different regions in which Soho House operates, the Advisory Board is responsible for sharing feedback on Soho House’s content and digital platforms, insights on local cultural and societal trends and holding leadership accountable to achieving the goals set out in Soho House’s Diversity & Inclusion Pledge, which launched in 2020.

The Advisory Board meet on a quarterly basis and are global ambassadors for Soho House who represent its values and long-time mission to continue making membership better.

AVAILABLE INFORMATION

Our final prospectus dated July 14, 2021 that forms a part of our Registration Statement on Form S-1 (File No. 333-257206), as filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 16, 2021 (“Form S-1”), quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website, www.membershipcollectivegroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our web site and the information on it or connected to it are not a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Investing in our Class A Common Stock involves a high degree of risk, including the potential loss of all or part of your investment. Before making a decision to invest in our Class A Common Stock, you should carefully read and consider all of the risks and uncertainties described below, as well as other information included in this annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report. The occurrence of any of the following risks or additional risks and uncertainties that are currently immaterial or unknown could materially and adversely affect our business, financial condition, liquidity, results of operations, cash flows or prospects. This annual report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. See “Special Note Regarding Forward-Looking Statements and Market Data.”

Risks Related to our Business

The outbreak of COVID-19, including the outbreak of new or different variants thereof, or the future outbreak of any other highly infectious or contagious diseases, has caused, and will continue to cause, disruption to our business, financial condition, liquidity, results of operations, cash flows or prospects. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the global economy and financial markets and may continue to create widespread business continuity issues of an unpredictable magnitude and duration.

The outbreak of COVID-19, including the outbreak of different variants thereof, has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets during the past several years. The global impact of the outbreak has evolved rapidly and many countries, including the United Kingdom (the "UK") and the United States (the "US"), reacted by instituting quarantines, mandating business and school closures, and restricting travel, which along with other factors triggered a period of global economic slowdown.

The COVID-19 pandemic has adversely affected our near-term operating and financial results and will continue to adversely impact our long-term operating and financial results. As a result of the imposition of government-imposed lockdowns in many of the territories in which our properties are located, a majority of our sites have been forced to close or operate under restricted hours and with social distancing regulations in place throughout much of 2020, 2021 and into 2022. As a result of the forced closures and restricted hours, our In-House revenues declined significantly during these periods.

The forced closure of many of our Houses for extended periods of time has also resulted in an increase in attrition among existing members as well as an increase in the number of members freezing their memberships. Whilst our Houses were closed due to the COVID-19 pandemic, each member could request a temporary freeze to their membership on a six, nine- or twelve-month basis during which time the member was not required to pay membership fees but did not have access to the Houses or any of our membership Apps, and did not receive any communications from us. At the end of the freeze period the member either resumes their membership and continues paying membership fees, or their membership is cancelled. As of January 2, 2022, we had over 4,454 Frozen Members. Due to the continued uncertainty of the COVID-19 pandemic, we have seen higher levels of attrition and may continue to see those going forward to the extent it continues to persist, increasing delinquencies in the payment of member dues, or we may encounter difficulties in attracting new members, any of which may materially and adversely affect our business, financial condition, liquidity, results of operation, cash flows or prospects.

In light of the ongoing nature of COVID-19 and the continued uncertainty it has caused around the world, we do not believe it is possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business, results of operation, financial condition and cash flows. The extent of the continued impact of the COVID-19 pandemic on our business financial results and cash flows will depend largely on ongoing developments, including the continued duration and extent of the spread of COVID-19 globally, the emergence of new variants, the prevalence of local hospitality restrictions, the availability and adoption of effective vaccines (including any governmental or employer policies mandating their use), local, global and international travel restrictions, the impact on capital and financial markets and on the US and global economies, foreign currencies exchange, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. Moreover, even after restrictions are lifted, demand for our offerings may remain depressed for a significant length of time, and we cannot predict if and when demand will return to pre-COVID-19 levels. In addition, we cannot predict the impact the COVID-19 pandemic has had and will have on our business partners and third-party vendors and service providers, and we may continue to be materially adversely impacted as a result of the material adverse impact our business partners and third-party vendors suffer now and in the future.

In response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on our business, we accelerated our cost efficiencies programs. During fiscal 2020, we implemented four rounds of redundancies; which reduced Group Support Office employee headcount by 19%, and we also implemented one further redundancy round in the first quarter of 2021. This reduction in headcount has resulted in the loss of institutional knowledge, relationships, and expertise for certain critical roles, which may not have been effectively transferred to continuing employees and may divert attention away from operating our business, create personnel capacity constraints, and hamper our ability to grow, develop innovative products or membership platforms, and compete. Any of these impacts could materially adversely impact our business, financial condition and reputation and impede our ability to operate or meet our strategic objectives. This has led to increased attrition and could lead to reduced employee morale and productivity, as well as problems with retaining existing employees and recruiting future employees, all of which could have a material adverse impact on our business, results of operation, and financial condition.

To the extent the COVID-19 pandemic continues to materially adversely affect our business, results of operation, financial condition and cash flows, it may also have the effect of heightening many of the other risks described in these “Risk Factors” or elsewhere in this Annual Report on Form 10-K. Any of the foregoing factors, or other knock-on effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, results of operation, and financial condition.

We have incurred net losses in each year since our inception, and we may not be able to achieve profitability.

We have incurred net losses of $269 million, $235 million, and $128 million in fiscal 2021, 2020, and 2019, respectively. As of January 2, 2022, we had an accumulated deficit of $1,022 million and as of January 3, 2021, we had an accumulated deficit of $757 million. Historically, we have invested significantly in efforts to open new Houses, launch and grow complimentary businesses, hire additional employees, and enhance our membership experience. Beginning in the second quarter of 2020 and throughout the remainder of fiscal 2020 and 2021, as a response to the COVID-19 pandemic we significantly reduced our fixed and variable costs including by reducing discretionary capital spend. Nevertheless, we have continued to make significant investments in our membership platforms, including through our digital platforms and in new Houses. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue from these investments or otherwise sufficiently offset these expenses. While we have enacted measures to reduce our expenses, we incurred a net loss in fiscal 2021, and we are utilizing a significant portion of our cash to support our operations in fiscal 2021 as a consequence of suffering a material decrease in revenues.

Our planned growth could put strains on our senior management, employees, information systems and internal controls which may adversely impact our business and operations.

We have experienced significant growth in our business activities and operations in the past few years, including the number of Houses and new business areas that form part of our operations, and in fiscal 2021 we opened 6 new Houses in Canouan, St Vincent & The Grenadines (April 2021), 180 House London (April 2021), Austin, Texas (May 2021), Tel Aviv (August 2021), Paris (September 2021) and Rome (October 2021). Our past expansion has placed, and our planned future expansion, including our investments in our digital platforms and new Houses, will place, significant demands on our administrative, operational, financial and other resources. Any failure by us to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls.

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

Our success depends on the strength of our name, image and brands, and if the value of our name, image or brands diminishes, our business and operations would be adversely affected.

Our trademarks, trade names, image and brands, including Membership Collective Group, Soho House, Soho Home and Scorpios, have been associated with creativity, design, quality, exclusivity, service and style, and we have been recognized for providing our members with access to a community that provides curated member events programming and services, including high-quality food and beverage offerings, accommodation, working spaces, luxury beach settings, and wellness and beauty-care services. Our Houses have regularly attracted international press and social media coverage as a result of our association with leading cultural and creative influencers and innovators, exclusive events and—we believe—exceptionally high service standards. A key component of our image and brands lies in our ability to develop and offer dining, hospitality and lifestyle experiences that cater to our members and guests. There can be no assurance that we will continue to be successful in this regard or that we will be able to maintain such levels of quality and exclusivity and avoid the dilution, infringement, misappropriation or other violation of our names, image, brands, trademarks or other intellectual property rights, particularly as we continue to expand.

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

We largely rely on our existing membership base and our members’ personal networks for public relations and advertising our products and services and, as a result, historically we have had virtually no marketing or sales costs associated with acquiring new members, and very low sales costs to market our products. However, as our business continues to grow and we seek to attract a larger membership or customer base for our different services and products, we may need to significantly increase and evolve our advertising, communications and marketing strategies, and more traditional advertising and marketing campaigns may not be successful, particularly in jurisdictions where the membership model for private members' clubs is not well known or is less developed. This may result in us incurring significantly more costs and expending other resources and investment to attract and retain members and other customers, which may adversely affect our business, results of operations and financial condition.

Our intellectual property rights are valuable, and any failure to obtain, maintain, protect, defend and enforce our intellectual property, including due to ‘brand squatting,’ could have a negative impact on the value of our brand names and adversely affect our business and operations.

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

We may have disputes with, or be sued by, third parties for infringement, misappropriation or other violation of their intellectual property or proprietary rights, which could have a negative impact on our business and operations.

Third parties may assert claims that we are infringing, misappropriating or otherwise violating their trademark, copyright or other intellectual property rights, and any claims or litigation, regardless of the outcome, may cause us to incur significant expenses and have a negative impact on our business and operations. We cannot assure you that third parties will not seek to block, enjoin, oppose, or invalidate our use of certain trademarks or other intellectual property, seek monetary damages or other remedies for the prior use of our brand names or other intellectual property, or allege that the sale of our products or services is a violation of their trademark, copyright or other intellectual property rights. Defending any claims or litigation, even those without merit, could divert our management’s attention, consume significant time, result in costly legal fees or settlement, licensing, royalty or damages payments, restrict our business by requiring us to cease offering or re-design certain products or services, impose other unfavorable terms, require us to satisfy indemnification obligations and damage our reputation, which may materially adversely affect our business, results of operations and financial condition.

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

We identified material weaknesses in connection with our internal control over financial reporting. Although we are taking steps to remediate these material weaknesses, there is no assurance we will be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.

In connection with the audits of our consolidated financial statements for fiscal 2021, fiscal 2020 and fiscal 2019, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of US generally accepted accounting principles ("GAAP"), commensurate with our financial reporting requirements and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place, or not operating effectively. As a result, numerous adjustments to our consolidated financial statements were identified and made during the course of the audit process.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we will be required to furnish a report by our management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, at the time we file our second annual report on Form 10-K with the SEC, which will be for fiscal 2022. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by our management or independent registered public accounting firm, and such control deficiencies could have also represented one or more material weaknesses in addition to those previously identified. We are currently in the process of remediating these material weaknesses and we are taking steps that we believe will address their underlying causes. We have enlisted the help of external advisors to provide assistance in the areas of internal controls and GAAP accounting in the short term, and are evaluating the longer-term resource needs of our accounting staff, including GAAP expertise. These remediation measures may be time-consuming and costly, and might place significant demands on our financial, accounting and operational resources. In addition, there is no assurance that we will be successful in hiring any necessary finance and accounting personnel in a timely manner, or at all.

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

We have incurred significant losses as a consequence of the COVID-19 pandemic.

During fiscal 2021, we incurred a consolidated net loss of $269 million and negative cash flows from operations of $127 million. Our financial statements have been prepared on the basis that we will continue to operate as a going concern, contemplate the realization of assets and the satisfaction of liabilities in the normal course of our business and make certain assumptions surrounding working capital events, projected cash flows and our ability to control expenses as necessary. While we believe these assumptions are reasonable, many of them relate to the effects that we expect loosening COVID-19 restrictions to have on our business and we can make no assurance that they will ultimately prove to be true. In particular, key factors such as the timing of the permanent reopening of Houses to allow us to operate again without significant interruption and in a manner compliant with local laws and regulations (as well as anticipated demand), the level of in-House sales (primarily sales of food and beverage) that, even after reopening, may be subject to further closures, reduced capacity as a result of ongoing restrictions, the continued high level of membership retention and renewals and the implementation of extensive cost reduction measures that continue to support the timing of House re-openings and anticipated levels of activities will all affect our future cash flows and accordingly our ability to continue to operate as a going concern.

Our future performance depends in large part on our ability to respond to changes in consumer tastes, preferences and perceptions.

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

The growth of our business presents many risks, including risks related to the incurrence of debt or the expenditure of cash on new businesses, the risk that we may not be able to integrate new membership concepts into our existing business, which may prevent us from realizing the strategic and financial goals contemplated at the time of any such transaction and thus adversely affect our business and operations.

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

Our continued growth depends on our ability to expand our presence in new and existing markets and develop complementary properties, concepts and product lines.

A substantial amount of our historical growth has been due to successfully establishing Houses in key cultural cities and other locations around the world and integrating our complementary products and services inside and outside of our Houses. We intend to replicate our model on an individualized but consistent basis in each city or such other location and continue focusing on the cross-selling opportunities created by our comprehensive portfolio of offerings. Our continued growth is dependent upon a number of factors, many of which are beyond our control, including our ability to: find quality locations and reach commercially acceptable agreements regarding the lease or, more rarely, the purchase of sites; compete for appropriate sites; convey the appeal and exclusivity of each of our brands to new markets to attract our target membership; comply with applicable zoning, land use, environmental, health and safety laws, and data privacy, protection and security laws, regulations and requirements; obtain, maintain, protect, defend and enforce our intellectual property rights, raise or have available an adequate amount of money for construction, development and/or opening costs; obtain appropriate permits and licensing, secure acceptable suppliers, particularly in emerging markets; and timely hire, train and retain the skilled management, chefs and other employees necessary to meet staffing needs. Additionally, recent inflation of material and labor costs have resulted in higher costs of expansion and openings. Any failure on our part to recognize or respond to each of these challenges may adversely affect the success of any new properties.

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

We are exposed to the risks that pertain to the specific jurisdictions in which we currently or may in the future operate, which could hinder our ability to maintain and expand our international operations.

We currently have owned, leased and/or operated (pursuant to the terms of a management contract) Houses or other properties in the UK, the US, St Vincent and the Grenadines, Canada, Turkey, Spain, the Netherlands, Germany, Greece, India, Hong Kong, France, Italy and Israel and plan in the next few years to expand to other international markets, including Mexico, Sweden and Denmark. The success and profitability of our current and future international operations are subject to numerous risks and uncertainties in each of these jurisdictions, many of which are outside of our control, such as exchange rate fluctuations, local economic conditions, availability of talented and qualified employees, import and export restrictions and tariffs, litigation in foreign jurisdictions, differing or limited protection of our intellectual property rights, cultural differences, increased expenses from inflation, political or economic instability, taxes and payment terms. Furthermore, changes in policies and/or laws in the UK, the US or other foreign jurisdictions resulting in, among other things, higher taxation or currency conversion limitations could reduce the anticipated benefits of our international operations. Any actions by countries or other jurisdictions in which we conduct or plan to conduct business to reverse policies that encourage foreign trade and investment could adversely affect our business relationships and gross profit. We may not be able to maintain and expand our international operations successfully or on economically favorable terms and, as a result, our business, results of operation and financial condition could be adversely affected.

Foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our financial condition.

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

The UK’s withdrawal from the European Union (the "EU") could have an adverse effect on our business.

The UK has withdrawn from the EU, in an event commonly referred to as "Brexit". We have operations in the UK and the EU and, as a result, we face risks associated with the uncertainty and disruptions that have risen, and may continue, following Brexit, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the UK and the EU and potential material changes to the regulatory regime applicable to our operations in the UK. Uncertainty concerning the UK’s future legal, political and economic relationship with the EU could adversely affect political, regulatory, economic or market conditions in the EU, the UK and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets. Any such developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

We may also face new costs and challenges as a result of Brexit that could have a material adverse effect on our operations. For example, the UK no longer has the benefit of global trade agreements negotiated by the EU on behalf of its member states, which may result in increased trade barriers that could make our doing business in areas that are subject to such global trade agreements more difficult. In addition, in certain respects, UK laws have diverged from those of the EU since Brexit, and such divergence is expected to continue, which may result in legal uncertainty and have implications for our business and operations. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impacts customer confidence resulting in customers reducing their spending budgets on our services, which could materially adversely affect our business, financial condition and results of operation.

Similarly, the curtailment of freedom of movement as between the EU and the UK, and the imposition of restrictions on the ability of EU nationals to live and work in the UK, may have an impact on our ability to recruit and retain staff in the UK, which could materially adversely affect our business.

The effects and implications of Brexit, and the related uncertainty, could require us to restructure our business operations in the UK and the EU and could have an adverse impact on our business and employees in the UK and EU.

We have certain fixed costs which we may be unable to adjust in a timely manner in response to a reduction in revenue.

The costs associated with owning, leasing and/or operating our Houses are significant, some of which may not be altered in a timely manner in response to changes in demand for our services. Rent expenses and property taxes constitute our primary fixed costs, and our profitability is dependent on our ability to anticipate and react to increases in food, energy costs, labor, employee benefits and similar costs over which we have limited or no control. Food and beverage costs are a significant part of our operating expenses and have increased significantly in recent years and we anticipate those increases may continue. Our profitability is also adversely affected by the increases in the price of utilities, including natural gas, electricity and water, whether as a result of inflation, shortages, interruptions in supply, global events, such as the Russian invasion in Ukraine, or otherwise. If our revenues decline and we are unable to reduce our expenses in a timely manner, or are unable or unwilling to pass these costs on to our members and guests, our business, results of operation and financial condition may be materially and adversely affected.

Food shortages or increases in food costs could slow our growth or harm our business and operations.

A key part of our business is the supply of quality food that meets our requirements at prices that remain attractive to our customers. This means we need to achieve favorable commercial terms with our suppliers and ensure there is an uninterrupted supply chain which keeps pace with our growth in each of the jurisdictions in which we are based. If there is an interruption to food supply or a food shortage on a local or global scale (including as a result of inclement weather, issues in production or distribution, unanticipated demand or other conditions), this could reduce the availability of food in, and increase the pricing of, the food chain supplies that we use to run our operations. As we continue to expand into new territories in lesser developed countries, the risk of an interruption in our supply chain is more likely. Failure to source quality food at prices that are attractive to our customers may force us to increase our own pricing or remove certain items from our menus. This could make us less attractive to our members and customers who may then choose to reduce their dining in our businesses. The inflation in food prices due to labor shortages, global events, the effects of climate change and increases in fuel and transportation costs, may make our food costs increase significantly. Alternatively, we may be unwilling to pass these increased costs on to our members and customers, which would decrease our profit margins. In either case, this could have a material adverse effect on our business, results of operation and financial condition.

We are a holding company and our principal asset is our direct ownership of Soho House Holdings Limited and its operating companies. We are dependent upon distributions from our subsidiaries to pay dividends (if any) taxes and other expenses.

Membership Collective Group Inc. is a holding company and our principal asset is our direct ownership of Soho House Holdings Limited and its operating companies. We have no independent means of generating revenue. We have and continue to intend to cause Soho House Holdings Limited and the other operating companies to make distributions to us in an amount sufficient to allow us to pay our taxes and operating expenses, but we are limited in our ability to cause Soho House Holdings Limited and its operating companies to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our credit facilities. Our existing credit facilities and any future indebtedness we may incur may restrict the ability of Soho House Holdings Limited and its operating companies to make distributions to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Yucaipa, through its participation in the Voting Group, has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

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

The holders of our Class B Common Stock, which comprise certain affiliates of Yucaipa, our CEO (Mr. Jones), and a member of our board (Mr. Caring), are entitled to ten votes per share of Class B Common Stock, whereas the holders of our Class A Common Stock are entitled to one vote per share of Class A Common Stock. As long as the Voting Group owns or controls common stock representing at least a majority of our outstanding combined voting power, and its members agree to act together, it will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board and the approval of any significant corporate transaction, including a sale of all or substantially all of our assets. Even if the Voting Group’s ownership falls below 50% of the combined voting power of our outstanding common stock, acting together, it may continue to be able to strongly influence or effectively control our decisions, including as a result of the right of the Voting Group to nominate individuals for election to our board. Additionally, the Voting Group’s interests may not align with the interests of our other stockholders. Yucaipa and Mr. Caring are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Yucaipa and Mr. Caring may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

Risks Related to Our Indebtedness

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results as well as limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant principal and interest payments. As of January 2, 2022, we had $751 million of total debt (net of issuance costs) including finance leases and financing obligations but excluding operating leases outstanding (see Note 6 - Leases and Note 12 - Debt in this Annual Report on Form 10-K). Subject to the restrictions contained in our debt facilities, we may be able to incur additional indebtedness from time to time to finance working capital, capital expenditure or investments, or for other purposes. These restrictions will not prevent us from incurring obligations that do not constitute indebtedness, may be waived by certain votes of debt holders and, if we refinance our existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness or other financial obligations are added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify.

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

Restrictions imposed by our outstanding indebtedness and any future indebtedness may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.

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

Our indebtedness limits our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our results of operation. We believe that we will be able to operate our business without breaching the terms of our indebtedness. In addition, the credit agreements governing our credit facilities require us to meet specified financial and operating results and maintain compliance with specified financial covenants and ratios. In particular, under our senior revolving facility agreement (the "Revolving Credit Facility") with HSBC Bank PLC ("HSBC") dated December 5, 2019 (the tenor of which was extended on February 11, 2022 to January 25, 2024), from March 31, 2020 we are required to maintain a Consolidated Obligor EBITDA (as defined in the Revolving Credit Facility) at or above a certain level. This level was £0 million ($0 million) at January 2, 2022 and scales up to £32 million ($44 million) at June 30, 2022 in line with the anticipated recovery from the pandemic. We are currently in compliance with such covenants. The Revolving Credit Facility was repaid in full in August 2021, with the exception of £4 million ($6 million) which is utilized as a letter of guarantee against one of our operating lease agreements, with proceeds from the IPO. The full facility remains for us to draw down as required.

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

If we were unable to repay or otherwise refinance these borrowings and loans when due, the applicable lenders or agents could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders or agents accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the agreements governing our credit facilities or senior secured notes or the exercise by the applicable lenders or agents of their rights under the security documents would likely have a material adverse effect on our business and operations. As a result of these restrictions, we may be:

•
limited in how we conduct our business;
•
unable to raise additional debt or equity financing on terms acceptable to us, or at all, to operate during general economic or business downturns; or
•
unable to compete effectively or to take advantage of new business opportunities

These restrictions may affect our ability to grow in accordance with our strategy.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to a minimum SONIA of 0% plus an applicable margin of 3.35%. If the specified SONIA rate were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

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

The concentration of certain of our properties in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified companies. For example, an economic downturn, a natural disaster, a terrorist attack, civil disturbances or similar catastrophes in London, New York or Los Angeles would likely have a disproportionate effect on our overall results of operation. In addition, certain of our properties are located in markets that are more susceptible to natural disasters than others, which could adversely affect those properties, the local economies, or both. Specifically, the Miami, Florida area, where Soho Beach House is located, is susceptible to hurricanes, such as those that occurred in 2017, and St Vincent and the Grenadines, where Soho Beach House Canouan is located, is also susceptible to hurricanes; West Hollywood, California, where Soho House West Hollywood is located, and Istanbul, Turkey, where Soho House Istanbul is located, are susceptible to earthquakes; and there have been multiple terrorist attacks in areas where a number of our Houses are located, including London, Istanbul and Mumbai. Our properties are also at risk of man-made disasters, particularly fires. Our properties are also at risk of being negatively impacted by civil disturbances, protest or rioting, such as the 2019 political protests which impacted Soho House Hong Kong. While we maintain property and business interruption insurance, we carry large deductibles, and there can be no assurance that if an earthquake, hurricane or other natural or man-made disaster or other catastrophe should affect our geographical areas of operations, we would be able to maintain our current level of operations or profitability, or that property and business interruption insurance would adequately reimburse us for our losses. Any such economic downturn, disaster or other catastrophe could adversely affect our business, results of operation and financial condition.

We own some of our properties, which exposes us to a fall in property prices which could harm our business.

While our model is to lease our properties, there are certain properties within our portfolio—Babington House (Somerset, England), High Road House (London, England), Soho Beach House (Miami, US), Ludlow House (New York, US), 56-60 Redchurch (London, England), Little Beach House Barcelona (Barcelona, Spain) and Soho House Barcelona (Barcelona, Spain)—that we own, whether wholly-owned or by way of a joint venture. The property market in any jurisdiction may fall resulting in an erosion of value that we have built up in the owned properties and therefore adversely impacting our business, results of operations and financial condition.

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

We are subject to the risk of condemnation or compulsory forfeiture.

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

Any mortgage debt obligations we incur will expose us to increased risk of property losses due to foreclosure, including as a result of our cross- defaults to other indebtedness which could have a material adverse effect on us, including our financial condition, liquidity and results of operation.

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

The use of joint ventures or other entities, over which we may not have full control, for development projects or acquisitions could prevent us from achieving our objectives.

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

Our properties or properties that we may lease or acquire may contain or develop harmful mold that could lead to liability for adverse health effects and costs of remediating the problem, either of which could have a material adverse effect on our business, including our results of operation.

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

Risks Related to our Technology and Data

Our business relies heavily on information systems and technology, and any failure, interruption or weakness in our or our third-party service providers’ information systems or technology may prevent us from effectively operating our business and damage our reputation. A failure to adequately update our existing systems and implement new systems could harm our businesses and adversely affect our results of operation.

We increasingly rely on information technology ("IT") systems, including our point-of-sale processing systems in our Houses, restaurants and other businesses and other information systems managed by third-party service providers, to interact with our members and customers and collect, maintain, store, transfer, disclose and otherwise process customer and member information and other PII, including for our operations, collection of cash, management of our supply chain, accounting, staffing, payment obligations, Automated Clearing House ("ACH") transactions, credit and debit card transactions, and other processes and procedures. We leverage our internal IT systems, and those of our third-party service providers, to enable, sustain, and support our business interests.

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

Our IT and other systems, and those of our third-party service providers, are vulnerable to cybersecurity risks. For example, certain persons and entities may attempt to penetrate our network, the systems hosting our website, the SH.APP or our other networks and systems, and may otherwise seek to misappropriate our proprietary or confidential information, including PII, or cause interruptions of our service. Because the techniques used by such persons and entities to access or sabotage networks and systems are increasingly diverse and sophisticated, change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Back-up and redundant systems may be insufficient or may fail, which may result in a disruption of availability of our products or services to our members or compromise the integrity or availability of our members’ information.

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

In addition, certain jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. For example, the General Data Protection Regulation (2016/679) ("GDPR") and national laws supplementing the GDPR across the European Economic Area ("EEA"), require companies to notify individuals of data security breaches that are likely to result in a high risk to the rights and freedoms of these individuals. Additionally, laws in all 50 US states require businesses to provide notice to customers whose PII has been disclosed as a result of a data breach. In some cases, our agreements with certain customers may require us to notify them in the event of a security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. Moreover, if we, or a third-party service provider or a similar provider in our industry were to experience a security breach, customers may lose trust in the security of the business model and underlying technology generally, which could adversely impact our ability to retain existing customers or attract new ones.

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

Foreign data protection, privacy, consumer protection and other laws and regulations are often more restrictive than those in the United States. In particular, the EEA (comprised of the EU member states and Iceland, Liechtenstein and Norway) and the UK, have traditionally taken broader views as to types of data that are subject to privacy and data protection. The EU adopted the EU GDPR in May 2018 and the UK implemented the EU GDPR by virtue of section 3 of the European Union (Withdrawal) Act 2018 (known as the "UK GDPR", and together with the EU GDPR, the "GDPR"). The GDPR imposes a number of obligations on controllers, including, among others: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (ii) enhanced requirements for obtaining valid consent, (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed, (iv) obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal data, a right to obtain restriction of processing or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a useable format and erasing personal data in certain circumstances; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible).

In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism in accordance with the EU GDPR has been put in place. In July 2020, the Court of Justice of the European Union ("CJEU") in its Schrems II ruling invalidated the EU-U.S. Privacy Shield framework, a self-certification mechanism that facilitated the lawful transfer of personal data from the EEA to the United States, with immediate effect. The CJEU upheld the validity of standard contractual clauses ("SCCs") as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an 'essentially equivalent' level of data protection to that afforded in the EEA. The UK GDPR imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK does not consider adequate. This may have implications for our cross-border data flows and may result in compliance costs.

The GDPR also introduces fines of up to €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, for serious violations of certain of the GDPR's requirements. The GDPR identifies a list of points to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation for financial or non-financial losses (e.g., distress). Complying with the GDPR may cause us to incur substantial operational and compliance costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, regulators, customers, data subjects, suppliers, vendors or other parties. Further, there is a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects.

The EU has also proposed the draft ePrivacy Regulation, which, once finalized and in effect, will replace both the ePrivacy Directive and all the national laws implementing this Directive. The ePrivacy Regulation, as proposed in its current form, would impose strict opt-in marketing rules, change rules about the use of cookies, web beacons and related technologies, and significantly increase penalties for violations. Such regulations could limit our ability to collect, use and share EU and UK data, could cause our compliance costs to increase and could increase our potential liability, ultimately having an adverse impact on our business, and harm our business and financial condition.

In the US, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and other processing of personal information. For example, the California Consumer Privacy Act (the "CCPA"), which came into effect on January 1, 2020, established a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording California residents the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, by charging more for services) for exercising any of their rights under the CCPA. The CCPA imposes severe civil penalties and statutory damages, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Furthermore, in November 2020, California voters passed the California Privacy Rights Act of 2020 ("CPRA"). Effective in most material respects starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA to include additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA.

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

Risks Related to Regulations

We are subject to unionization and labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

As a result of our entry into operating agreements relating to “The LINE” and “Saguaro” hotels, we currently have employees represented by unions, and further, attempts may be made to organize more of our employee base, particularly in areas with a strong union presence or historical focus on labor rights, including New York and Los Angeles. As we continue to expand and enter new territories, unions may make further attempts to organize all or part of our employee base. If more or all of our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it would likely increase our costs and adversely impact our profitability. Additionally, responding to such organization attempts could distract our management and would likely result in increased legal and other professional fees, and potential labor union contracts could put us at increased risk of labor strikes and disruption of our operations.

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

The industries in which we operate are heavily regulated and a failure to comply with regulatory requirements and protocols may result in an adverse effect on our business.

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

We could face costs, liabilities and risks associated with, or arising out of, environmental, health and safety laws and regulations.

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

Litigation concerning food quality, health and safety, employee conduct and other issues could require us to incur additional liabilities or cause customers to avoid our businesses, including our restaurants.

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

Failure to comply with the US Foreign Corrupt Practices Act ("FCPA"), the UK Bribery Act 2010 ("Bribery Act") and similar laws associated with our activities could subject us to penalties and other adverse consequences.

We face significant risks if we fail to comply with the FCPA, the Bribery Act and other laws that prohibit improper payments or offers of payment to governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. In many countries, particularly in countries with developing economies, some of which represent significant markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, the Bribery Act or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA, the Bribery Act and similar laws, such policy may not be effective at preventing all potential FCPA, Bribery Act or other violations. We also cannot guarantee the compliance by our vendors, suppliers, agents and joint venture partners with applicable US laws, including the FCPA, the Bribery Act or other applicable non-US laws, including the Bribery Act. Therefore, there can be no assurance that none of our employees or agents will take actions in violation of our policies or of applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA and Bribery Act matters and monitor compliance is at an early stage. Any violation of the FCPA or the Bribery Act and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our business, results of operation and financial condition.

Risks Related to Taxation

Anticipated changes in effective tax rates or adverse outcomes resulting from our exposure to various tax regimes in the countries in which we operate.

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
•
tax effects of share-based compensation;
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

A portion of the Company’s US deferred tax assets relates to NOLs, the use of which may not be available as a result of limitations on the use of acquired losses under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). With respect to these operating losses, there is no assurance that they will be used given the current assessment of the limitations on their use or the current projection of future taxable income in the entities to which these losses relate. In addition, future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. Our NOLs may also be impaired under US state laws. In addition, under the 2017 Tax Cuts and Jobs Act, NOLs generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. However, under the CARES Act, NOLs generated in taxable years 2018, 2019 and 2020 are not subject to this 80% limitation.

There is a risk that some of our UK losses and interest loss carryforwards may be restricted as a result of the changes in our stock ownership following the completion of our initial public offering on July 19, 2021.

Risks Related to Being a Public Company

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives and corporate governance practices of which we have limited experience.

As a public company, and increasingly after we cease to be an ‘emerging growth company,’ we incur significant legal, accounting, administrative and other costs and expenses that we have not previously incurred or experienced as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and the NYSE, impose numerous requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘say on pay’ voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel need to devote a substantial amount of time to compliance with these laws and regulations. These requirements have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board or our board committees, or as executive officers.

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

If we do not have sufficiently experienced employees in the business or are not able to hire additional qualified employees, we may not be able to successfully manage our businesses and pursue our strategic objectives.

The financial and legal workforce of our business are predominantly based in the UK and historically our business has been subject to accounting principles generally accepted in the UK and English law. We also report our financial results under GAAP and are subject to US-related regulations, including applicable SEC and NYSE regulations. As a result, we need to hire employees with sufficient expertise to ensure our compliance with these and other regulations. Competition for such employees can be intense, and an inability to attract or recruit additional qualified employees in order to ensure regulatory compliance, to ensure the integrity of our own financial reporting processes and to expand our business, or the loss of any existing employees experienced in these fields, could adversely affect our business, financial condition, liquidity, results of operation, cash flows or prospects.

If our existing material weaknesses persist or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operation, which may adversely affect investor confidence in us and, as a result, the value of our Class A Common Stock and our overall business.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, which is due on the second annual report on Form 10-K after the company goes public (fiscal 2022). Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an ‘emerging growth company’ we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer an ‘emerging growth company.’ When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

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

We are an ‘emerging growth company,’ and the reduced disclosure requirements applicable to such companies could make our Class A Common Stock less attractive to investors.

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

The JOBS Act provides that an ‘emerging growth company’ can take advantage of an extended transition period for complying with new or revised accounting standards, thereby delaying the adoption of these accounting standards until they would apply to private companies. We cannot predict if investors will find our Class A Common Stock less attractive because we rely on these exemptions. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock, and the price of our Class A Common Stock may be more volatile.

Risks Related to Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with the Voting Group, including control over decisions that require the approval of stockholders; this will limit or preclude your ability to influence corporate matters submitted to a stockholder vote.

Each share of our Class B Common Stock is entitled to ten votes, and each share of our Class A Common Stock is entitled to one vote per share. Stockholders who beneficially own Class B Common Stock, including affiliates of Yucaipa and certain other stockholders (including Mr. Caring and Mr. Jones and their respective affiliates and family members) who together constitute the Voting Group, control approximately 95.9% of the combined voting power of our outstanding common stock. Pursuant to our Certificate of Incorporation, each holder of our Class B Common Stock has the right to convert its shares of Class B Common Stock to shares of Class A Common Stock on a one-for-one basis. Additionally, shares of Class B Common Stock will automatically convert into shares of Class A Common Stock, on a one-for-one basis, upon transfer to any non-permitted holder of Class B Common Stock.

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

Because the Voting Group controls a majority of the combined voting power of our common stock, and will continue to for so long as it owns a requisite percentage of our total outstanding common stock, we are a ‘controlled company’ within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that it has, within one year of the date of the listing of our shares of Class A Common Stock:

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

Under our Certificate of Incorporation, none of Yucaipa, the companies owned or controlled by Yucaipa, any affiliates of Yucaipa, or any of their respective officers, directors, principals, partners, members, managers, employees, agents or other representatives has any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our Certificate of Incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, principal, partner, member, manager, employee, agent or other representative of Yucaipa or its affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Yucaipa or its affiliates and representatives, instead of us, or does not communicate information regarding a corporate opportunity to us that such individual has directed to Yucaipa or its affiliates and representatives. For instance, a director of our company who also serves as a director, officer or employee of Yucaipa or any of its portfolio companies or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our Board consists of fifteen members, one of whom is affiliated with Yucaipa. These potential conflicts of interest could have a material and adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by any of Yucaipa to itself or its affiliated funds, the portfolio companies owned by such funds or any of their affiliates instead of to us.

Anti-takeover provisions contained in our Certificate of Incorporation could impair a takeover attempt.

Certain provisions in our Certificate of Incorporation are intended to have the effect of delaying or preventing a change in control or changes in our management. For example, our Certificate of Incorporation includes provisions that establish an advance notice procedure for stockholder resolutions to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board. Additionally, our Certificate of Incorporation provides that we are not governed by Section 203 of the Delaware General Corporation Law ("DGCL"), which, in the absence of such provisions, would have imposed additional requirements regarding mergers and other business combinations. However, our Certificate of Incorporation includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder, but such restrictions shall not apply to any business combination between our controlling stockholder and any affiliate thereof or its direct and indirect transferees, on the one hand, and us, on the other. These provisions could delay or prevent hostile takeovers and changes in control or changes in our management, even if these events would be beneficial for our stockholders.

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

Sales of substantial amounts of our Class A Common Stock in the public markets, or the perception that they might occur, could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of shares of our Class A Common Stock. As of January 2, 2022, we have 61,029,730 shares of Class A Common Stock outstanding and 141,500,385 shares of Class B Common Stock outstanding, which are convertible on a one-for-one basis into shares of our Class A Common Stock. All of the shares of Class A Common Stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including shares purchased by our affiliates in the IPO). All or substantially all of the shares of Class A Common Stock available upon conversion of our shares of Class B Common Stock outstanding issued prior to our initial public offering were subject to the lock-up agreement until January 11, 2022, when our lock-up period expired. Future sales of a substantial amount of our Class A Common Stock, particularly sales by our directors, executive officers or principal stockholders, or the perception that such sales might occur in the future, could cause the market price of our Class A Common Stock to fluctuate or make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate.

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

We cannot predict the size of future issuances of shares of our Class A Common Stock or the effect, if any, that future issuances or sales of our shares will have on the market price of such shares. Sales of substantial amounts of our shares, including sales by significant stockholders, and shares issued in connection with any conversion of shares of Class B Common Stock or any additional acquisition, or the perception that such conversions or sales could occur, may adversely affect prevailing market prices for our shares of Class A Common Stock. Possible sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem necessary or appropriate.

Our operating results and share price may be volatile.

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
expiration of lock-up agreements;
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

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the price of shares of our Class A Common Stock may decline.

We may provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward- looking statements subject to the risks and uncertainties described in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of shares of our Class A Common Stock may decline as well.

General Risks

Increased use of social media could create and/or amplify the effects of negative publicity and have a material adverse effect on our business, financial condition, liquidity, results of operations, cash flows or prospects.

Events reported in the media, including social media, whether or not accurate or involving us, could create and/or amplify scrutiny and negative publicity for us or for the industry or market segments in which we operate. Such media topics could include, among other topics, food-borne or hygiene-related illnesses, issues with food traceability, contamination, unsanitary restaurant environments, issues relating to quality of service or product quality, allegations of discriminatory acts, injuries or guest misbehavior. Media reports relating to any of these topics, even where not involving us or inaccurate statements, could reduce demand for our products and/or services and could result in a decrease in customer traffic to or for any of our services. A decrease in traffic to our offerings could result in a decline in sales, which would have an adverse effect on our business, results of operation and financial condition.

If we are unable to compete effectively, our business and operations will be adversely affected.

We compete in numerous segments of the restaurant, hotel, working spaces, well-being, digital and retail industries, each of which faces its own challenges. Although we do not believe that we have a single direct competitor across all of the different sectors and geographies in which we operate, we face direct competition from other private members’ clubs, restaurants, bars, spas, hotels and co-working spaces that exist locally in proximity to our own Houses. No assurances can be given that these competing local clubs, restaurants, accommodation, co-working spaces, well-being, digital or retail providers, or other new entrants in any of these industries, will not expand and compete with us locally or globally. We believe that these business sectors are each highly competitive and primary competitive factors include name recognition, demographic considerations, effectiveness of public relations and brand recognition, level of service, convenience of location, quality of the property, pricing, product or service and range and quality of services and amenities offered. We compete with other restaurants, boutique hotels, co-working spaces and beauty care and retailers on a local level, as well as on a global level against certain larger chains with properties in the markets in which we operate. This competition may limit our ability to attract and retain existing members and customers and our ability to attract new members and customers. If we are unable to compete effectively in any of these market sectors, we could lose market share, which could adversely affect our business, results of operation and financial condition.

Difficult conditions in the global financial markets and the economy generally could affect our ability to obtain capital or financing and materially adversely affect our business and results of operation.

Any disruption in the global financial markets could materially impact liquidity in the financial markets and affect the availability and cost of credit. As part of our strategy, we focus on growing our presence in both new and existing markets, through the establishment of new properties, expansion of existing properties and expanding complementary concepts and product lines. These investments require significant capital expenditures, especially since new Houses typically generate little or no cash flow until sometime after the project’s completion and the House has reached a maturation point. To the extent expenditure is significant, we may rely upon the availability of debt or additional equity capital. In addition, our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain additional equity or debt financing. Any disruption or uncertainty in the credit markets could negatively impact our ability to access additional financing. Sufficient financing may not be available or, if available, may not be available on terms acceptable to us, which may force us to seek alternative sources of potentially less attractive capital or financing or adversely cause us to suspend, abandon or delay development and other activities, including the opening of new Houses or expansion of existing Houses, in a manner that adversely affects our business.

Changes in consumer discretionary spending and general economic factors may adversely affect our results of operation.

Because a substantial portion of our revenues are derived from In-House revenues, we believe our ability to generate revenues is correlated to discretionary spending, which is influenced by general economic conditions, and the availability of discretionary income and consumer confidence. National, regional and local economic conditions can adversely affect disposable consumer income and consumer confidence. Economic conditions remain volatile in certain of the jurisdictions in which we operate. As a result, our members and other guests may have lower disposable income and reduce the frequency with which they dine out, travel or utilize our other products or services, or they may choose less expensive restaurants, lower cost hotels or otherwise reduce the costs or frequency of their travel and leisure activities in the future. An uncertain economic outlook may adversely affect consumer spending in our hospitality operations, as consumers may spend less in anticipation of a potential prolonged economic downturn. Unfavorable changes in these factors or in other general economic conditions affecting our members and guests could reduce their spending at our properties, impose practical limits on our pricing (including our membership fees) and increase our costs. Any of these factors could have a material adverse effect on our business, results of operation and financial condition.

As we expand our footprint internationally outside of the US and Europe, we are exposed to additional risks, including increased complexity and costs of managing projects and international operations and geopolitical instability.

As we open additional properties and expand our presence in new markets over the next few years where we have little to no experience, we expect to face numerous challenges and risks, including:

•
geopolitical and economic instability and military conflicts;
•
limited protection of our intellectual property and other assets;
•
compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•
trade and foreign exchange restrictions and higher tariffs;
•
timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;
•
foreign currency fluctuations and exchange losses;
•
transportation delays and other consequences of limited local infrastructure, and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers;
•
potential difficulties in staffing international operations;
•
local business and cultural factors that differ from our normal standards and practices;
•
differing employment practices and labor relations;
•
heightened risk of terrorist acts;
•
regional health issues, travel restrictions and natural disasters; and
•
work stoppages.

Increases in energy costs could have an adverse effect on our business.

We may be adversely affected by an increase in energy costs to our businesses (including electricity, gas and water). This may be driven by energy shortages, interruptions to our business supply, inflation, or the availability of energy supplier offerings. In addition, the increasing focus on climate change, both in the US and across other countries, could lead to additional regulations resulting in increased energy costs. The ability of our business to respond to such increased costs will depend on our ability to anticipate, react and respond to such increases in a timely manner which we may be unable to do as this is outside of our control and can be difficult to predict. As a result, energy cost increases could have an adverse effect on our business, results of operations and financial condition.

Labor shortages or increases in labor costs could slow our growth or harm our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of highly qualified employees necessary to staff our Houses and other membership platforms and keep pace with our growth. The qualified individuals that we need to fill these positions are in short supply, and competition for such employees is intense. If we are unable to recruit and retain sufficiently qualified individuals, our business and growth could be adversely affected. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. If our labor costs increase, our business, results of operation, and financial condition will be adversely affected.

We may incur property, casualty or other losses not covered by our insurance.

We maintain insurance coverage for certain catastrophic risks, for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability and inventory loss. In North America, we maintain a self-insured employee health care policy. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. The occurrence of significant claims, a substantial rise in costs to maintain our insurance or the failure to maintain adequate insurance coverage could have an adverse impact on our business, financial condition, liquidity, results of operation, cash flows or prospects.

An active trading market for our Class A Common Stock may not develop or continue to be liquid and the market price of our common stock may be volatile.

An active market for our Class A Common Stock may not develop or be sustained, which could depress the market price of our Class A Common Stock and could affect your ability to sell your shares. In the absence of an active public trading market, you may not be able to liquidate your investment in our Class A Common Stock. An inactive market may also impair our ability to raise capital by selling our Class A Common Stock, our ability to motivate our employees through equity incentive awards and our ability to expand our business by using our Class A Common Stock as consideration. In addition, the market price of our Class A Common Stock may fluctuate significantly in response to various factors, some of which are beyond our control. The initial public offering price per share was determined by negotiations among us and the representatives of the underwriters and therefore that price may not have been indicative of the market price of our Class A Common Stock after our initial offering. In particular, we cannot assure you that you will be able to resell your Class A Common Stock at or above the initial public offering price. The stock markets have experienced volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. In addition to the factors discussed elsewhere in this prospectus, the factors that could affect our share price are:

•
US and international political and economic factors unrelated to our performance;
•
actual or anticipated fluctuations in our quarterly operating results;
•
changes in or failure to meet publicly disclosed expectations as to our future financial performance;
•
changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts;
•
action by institutional stockholders, including purchases or sales of large blocks of common stock;
•
speculation in the press or investment community;
•
changes in market valuations or earnings of similar companies; and
•
announcements by us or our competitors of significant contracts, acquisitions or strategic partnerships.

In the past, following periods of volatility in the market price of a company’s securities, Class Action litigation has often been instituted against the relevant company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, results of operation and financial condition.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our shares of Class A Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Whilst there is currently coverage of our company by securities and industry analysts, if one or more of these analysts downgrades our shares of Class A Common Stock or publishes misleading or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for shares of our Class A Common Stock could decrease, which could cause our share price or trading volume to decline.

We could be subject to securities class action litigation.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our home office is located at 180 Strand, London, WC2R 1EA, United Kingdom, which is approximately 22,776 square feet. We lease our main office and substantially all of the properties on which we operate.

Owned properties

As of January 2, 2022, we directly own two properties in the UK: Babington House in Somerset and High Road House in London. We also directly own one property in the US, Soho Beach House in Miami.

Joint venture owned properties

We own a share of four properties: Soho House Barcelona, Spain; Little Beach House Barcelona, Spain; Ludlow House in New York, US; and the hotel rooms and restaurant at 56-60 Redchurch Street, London through our joint venture companies. Refer to Note 5 - Equity Method Investments in this Annual Report on Form 10-K for further information.

Leased properties

The rest of our properties are leased, which reflects our asset-light real estate model. The terms of our typical lease agreements are generally 20-25 years and provide for fixed rents, although certain of our leases provide for periodic rent increases (usually pursuant to a reference index). Refer to Note 6 - Leases in this Annual Report on Form 10-K for further information.

Our property portfolio mainly consists of our Soho Houses; however, we also lease and operate 6 Soho Home and Cowshed retail stores, 9 Soho Works locations; 27 stand-alone public restaurants, Scorpios Beach Club in Mykonos and other support locations in the US and UK. In addition, our Townhouse brand has two sites in London with restaurants and bedrooms. Dean Street Townhouse has an dining room in the heart of Soho, offering a menu of British classics. Above the restaurant, there are 39 bedrooms featuring beds, rainforest showers and freestanding bathtubs. Redchurch Townhouse is located in Shoreditch and includes 37 bedrooms and a Cecconi’s restaurant on the ground floor.

While we operate Soho House Istanbul, Soho House Mumbai; Soho Beach House Canouan, the LINE and Saguaro hotels and the Ned in London, these properties are leased by our local partners and we have no real estate interests in these properties.

The following table sets forth our Soho Houses by geographic location as of January 2, 2022 which represent our material property arrangements.

# Houses	House Name	Reportable Segment	Country	Arrangement Type	Opening	Years of Operation	Club Space	Bedrooms	Screening Room	Gym/Health Club	Spa	Pool	Public F&B/ Studio	Beach
1	40 Greek Street	UK	UK	Leased	Jan-95	27	✓	-	-	-	-	-	-	-
2	Babington House	UK	UK	Owned	Sep-98	23	✓	33	✓	✓	✓	✓	-	-
3	Electric House	UK	UK	Leased	Apr-02	19	✓	-	✓	-	-	-	✓	-
4	Soho House New York	North America	USA	Leased	Jun-03	18	✓	44	✓	-	✓	✓	-	-
5	High Road House	UK	UK	Owned	Jul-06	15	✓	14	-	-	-	-	✓	-
6	Shoreditch House	UK	UK	Leased	Jun-07	14	✓	26	-	✓	✓	✓	-	-
7	Soho House West Hollywood	North America	USA	Leased	Mar-10	11	✓	-	✓	-	-	-	-	-
8	Soho House Berlin	Europe and RoW	Germany	Leased	May-10	11	✓	89	✓	✓	✓	✓	✓	-
9	Soho Beach House Miami	North America	USA	Owned	Oct-10	11	✓	49	✓	✓	✓	✓	✓	✓
10	Little House Mayfair	UK	UK	Leased	Apr-12	9	✓	-	-	-	-	-	-	-
11	Soho House Toronto	North America	Canada	Joint Venture	Oct-12	9	✓	-	-	-	-	-	-	-
12	Soho House Chicago	North America	USA	Leased	Aug-14	7	✓	40	✓	✓	✓	✓	✓	-
13	Soho House Istanbul	Europe and RoW	Turkey	HMA*	Apr-15	6	✓	87	✓	✓	✓	✓	✓	-
14	Soho Farmhouse	UK	UK	Leased	Jun-15	6	✓	100	✓	✓	✓	✓	-	-
15	76 Dean Street	UK	UK	Leased	Aug-15	6	✓	-	✓	-	-	-	-	-
16	Little Beach House Malibu	North America	USA	Leased	Jul-16	5	✓	-	-	-	-	-	-	✓
17	Ludlow House	North America	USA	Leased	Jul-16	5	✓	-	-	-	-	-	-	-
18	Soho House Barcelona	Europe and RoW	Spain	Joint Venture	Oct-16	5	✓	57	✓	✓	✓	✓	✓	-
19	Kettner's Townhouse	UK	UK	Leased	Jan-18	4	✓	33	-	-	-	-	-	-
20	White City House	UK	UK	Leased	May-18	3	✓	45	✓	✓	✓	✓	✓	-
21	DUMBO House	North America	USA	Leased	May-18	3	✓	-	-	-	-	✓	✓	-
22	Soho House Amsterdam	Europe and RoW	The Netherlands	Leased	May-18	3	✓	79	✓	✓	✓	✓	✓	-
23	Little Beach House Barcelona	Europe and RoW	Spain	Joint Venture	Aug-18	3	✓	17	-	-	✓	-	-	✓
24	Soho House Mumbai	Europe and RoW	India	HMA*	Nov-18	3	✓	38	✓	✓	✓	✓	✓	✓
25	Soho House Hong Kong	Europe and RoW	Hong Kong	Leased	Sep-19	2	✓	-	✓	✓	-	✓	-	-
26	Soho Warehouse, DTLA	North America	USA	Leased	Oct-19	2	✓	48	-	✓	-	✓	-	-
27	Soho Roc House	Europe and RoW	Greece	Leased	Jul-20	1	✓	44	-	✓	-	✓	-	✓
28	Soho Beach House Canouan	North America	St Vincent & The Grenadines	HMA*	Apr-21	0	✓	40	✓	✓	-	-	-	✓
29	180 House	UK	UK	Leased	Apr-21	0	✓	-	-	-	-	✓	✓	-
30	Soho House Austin	North America	USA	Leased	May-21	0	✓	46	✓	-	-	✓	-	-
31	Soho House Tel Aviv	Europe and RoW	Israel	Leased	Aug-21	0	✓	24	✓	-	-	✓	-	-
32	Soho House Paris	Europe and RoW	France	Leased	Sep-21	0	✓	36	✓	✓	-	✓	-	-
33	Soho House Rome	Europe and RoW	Italy	Leased	Oct-21	0	✓	49	✓	✓	✓	✓	✓	-

*MCG operates these properties under a hotel management agreement.

Item 3. Legal Proceedings.

From time to time we are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a significant adverse effect on our business, financial condition, results of operations or cash flows. However, the results of litigation and arbitration are inherently unpredictable and the possibility exists that the ultimate resolution of matters to which we are or could become subject could result in a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Note 18 - Commitments & Contingencies in this Annual Report on Form 10-K for further information.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for MCG’s Common Stock

Our Class A Common Stock began trading on the New York Stock Exchange under the symbol "MCG" on July 15, 2021. Prior to that date, there was no public trading market for our Class A Common Stock. Our Class B Common Stock is not listed or traded on any stock exchange.

Holders of MCG’s Class A Common Stock

As of February 28, 2022, there were 1,605 registered holders of our Class A Common Stock and 8 registered holders of our Class B Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 2, 2022 and is incorporated herein by reference.

The following performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A Common Stock with the cumulative total return on the Standard & Poor’s 500 Index and the NYSE Composite Index. The graph assumes an initial investment of $100 in our common stock at the market close on July 15, 2021, which was our initial trading day. Data for the Standard & Poor’s 500 Index and the NYSE Composite Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Dividend Policy

We do not currently pay dividends on any shares of our common stock and we currently intend to retain all available funds and any future earnings for use in the operation of our business. We may, however, pay cash dividends on our shares of common stock, including our shares of Class A Common Stock, in the future. Any future determination to pay dividends will be made at the discretion of our Board and will depend upon many factors, including our financial condition, earnings, legal and regulatory requirements, restrictions in our debt agreements and other factors our board deems relevant. If we issue preference shares in the future, our board may declare and pay a dividend on one or more classes of shares to the extent one or more classes of shares ranks senior to or has a priority over another class of shares.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section in this Annual Report on Form 10-K, and under Part I, Item 1A of this Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and events to differ from those anticipated. These statements are based upon information currently available to us, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

MCG is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change. The central pillar of MCG is Soho House, which drives the majority of our membership and revenue today. A Soho House membership offers access to a network of distinctive and carefully curated Houses, across North America, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including the SH.APP and our website.

Over the last 26 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of January 2, 2022, we have over 155,800 members (including over 122,800 Soho House members) who engage with MCG through our global portfolio of 33 Soho Houses, 9 Soho Works, The Ned in London, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

The demand for our membership is also demonstrated by our large and growing MCG global wait list, which as of January 2, 2022 stands at over 70,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

Further, we have observed a secular shift in the ways that people live and work—with less time spent in traditional corporate offices and more time in social spaces that encourage creativity and mutual engagement. We believe that these trends will only accelerate, and that the freedom to be able to choose where to live and work—particularly in light of the COVID-19 pandemic—will likely have a significant impact on our target market. We believe this will create an even greater demand for curated communities that can grow and thrive in a more deliberate environment.

For the fiscal year ended January 2, 2022, of our $561 million in Total revenues, $189 million (34%) was attributable to Membership revenues, $218 million (39%) to In-House revenues, and $153 million (27%) to Other revenues. For the fiscal ended January 3, 2021, of our $384 million in Total revenues, $177 million (46%) was attributable to Membership revenues, $127 million (33%) to In-House revenues, and $81 million to Other revenues (21%).

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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a US Every House annual membership fee as of February 28, 2022 of approximately $3,800, which provides access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (21 years old and younger) and “Millennials”(22- to 37-year-olds) constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as CWH, which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including in Austin, Texas (May 2021), Tel Aviv (August 2021), Paris (September 2021) and Rome (October 2021). As of January 2, 2022, we have more than 4,600 CWH members across 44 cities.

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

Soho House Digital Membership will be subject to the same application and approval process as Soho House membership, allowing like-minded individuals to connect, communicate and collaborate with each other, in a purely digital space through the SH.APP. It will make our membership truly diverse, and will enable the best creatives from all over the world to make meaningful connections with each other. In the same way that we’ve grown Cities Without Houses membership in 44 cities around the world, we will use our connections and liaisons on the ground in new cities to build awareness of digital membership, growing it organically through existing creative communities.

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

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of £100. We offer access to physical spaces, including Soho House bedrooms, and Studio spaces (our new social spaces for Soho Friends and Soho House members) that host curated programs of events and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of January 2, 2022, we had 23,450 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

Soho Home

Soho Home was created as a result of the constant requests from our members to recreate the look and feel of the Houses in their own homes. Soho Home is an interiors and lifestyle retail brand that offers handcrafted furniture, lighting, textiles, tableware and accessories through ecommerce. Over the past year, we have transformed Soho Home into a high growth retail business, and in October 2020, we launched SOHO HOME+, which is a subscription-based membership platform with 4,560 members as of January 2, 2022, that offers price discounts, free delivery, and expert design advice plus early access to new collections and seasonal sales for an annual price of approximately $95. In fiscal 2021, we continued to grow our Soho Home retail business and opened two new Soho.Home.Studios in London and New York.

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

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of January 2, 2022, we had just over 5,000 members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership ranges from $100 to $650 per month, depending on membership type.

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

The Ned

The Ned has created a new space in the heart of the City of London for its members to meet, eat, drink and socialize. The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full service members’ club. The membership offered by The Ned (“Ned’s Club”) is aimed at a broader group of professional people. As of January 2, 2022, Ned’s Club had just over 2,800 members, and intends to expand into additional cities beyond London. We have recently launched Ned Friends – a more accessible membership similar to Soho Friend for frequent visitors and customers of The Ned. We receive management fees under our hotel management contract for the operation of The Ned. As of January 2, 2022, Ned Friends had just over 2,300 members.

The LINE and Saguaro

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The hotels that are currently operational are located in Los Angeles, Washington, Austin, Scottsdale and Palm Springs, and among them offer a variety of food and beverage offerings together with approximately 1,470 hotel rooms. A further hotel is under development in San Francisco. We receive management fees under our hotel management contract for the operation of these hotels. We believe the transaction will broaden our geographic reach in North America. Refer to Note 3 - Acquisitions for further information in this Annual Report on Form 10-K.

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
•
Our ability to grow In-House revenues and House-Level Contribution. In addition to their annual membership fee, our members pay for goods and services that they consume, which we refer to as In-House revenues. We continue to actively develop the offerings in our Soho Houses and our other membership brands to improve overall experience and capture greater spend on food and beverage, accommodation, spa services, private events and our other goods and services. We believe that the pricing of our In-House offerings, which is reflective of the membership fees we receive from members who consume most of our In-House offerings, represents great value to our members for the level of quality provided, reinforcing the overall membership experience, rewarding brand loyalty and creating the opportunity for future revenue enhancement. Our proven ability to drive long-term member growth at existing Houses is also an important contributing factor in sustaining growth of In-House revenues and House-Level Contribution. While we have historically been able to partially offset inflation and other cost increases, such as wage increases and increases in cost of goods and services sold by increasing prices coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. In particular, recent changes in global macroeconomic conditions could make additional price increases imprudent. There can be no assurance that future cost increases, including as a result of inflation, can be fully offset by increased prices or that increased prices will be fully absorbed by our members without any resulting change to their usage patterns.

•
Our ability to adjust membership pricing. As we expand our number of Soho Houses globally and continue to invest in maintaining the quality of our existing Soho Houses, we are able to grow Membership revenues by periodically reviewing our membership fee rates, as well as migrating members from Local House to Every House membership, which also has the effect of increasing Membership revenues and offering new membership brands to join. Contrary to traditional hospitality companies which may experience brand dilution as they expand, the value of our membership and brand strengthens as we expand into new cities and properties and new membership brands. As we expand globally, the value of an Every House membership becomes more compelling to both new and existing members, enhancing our revenue potential. Historically, our membership price increases have not had a material impact on our retention rates and we believe this provides a strong indication of demand and price inelasticity for our memberships.
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

Reportable Segments

Our operations consist of three reportable segments (United Kingdom, North America, Europe and Rest of the World (“ROW”)) and one non-reportable segment that we present as “all other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and stand-alone restaurants. Refer to Note 21 - Segments in this Annual Report on Form 10-K for more information on reportable segments.

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

SOHO HOUSE MEMBER RETENTION. Soho House Member Retention is defined as the number of Adult Paying Members at the beginning of a period less the number of Adult Paying Members who cancelled their membership during that same period (without giving any effect to Adult Paying Members who froze their memberships during such period), as a proportion of total Adult Paying Members at the beginning of such period.

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

MEMBERSHIP REVENUES. Membership revenues are comprised of House Membership Revenues (as defined in “Non-GAAP Financial Measures”) and Non-House Membership Revenues (as defined below). House Membership Revenues and Non-House Membership Revenues are each comprised primarily of annual membership fees and one-time registration fees which are amortized over 20 years. Membership revenues are a function of the number of members, membership mix, and membership pricing. For GAAP, we report Membership revenues only from Houses and sites in which we own a controlling interest. Our membership pricing varies by geographic segment and membership offering and, as such, our mix of House and Soho Works club openings can affect our revenue growth and profitability over time. Prices are generally higher in North America and the rest of the world compared with the UK and Europe. Membership revenues provide a stable and recurring source of revenues which have few direct costs and, as such, is a reliable and predictable source of cash flow.

HOUSE MEMBERSHIP REVENUES. House Membership Revenues is an important performance indicator and is defined in “Non-GAAP Financial Measures.”

IN-HOUSE REVENUES. In-House revenues refer to all revenues realized within our Houses, and primarily includes revenues from food and beverage, accommodation, and spa products and treatments.

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

NON-HOUSE MEMBERSHIP REVENUES. Non-House Membership Revenues are comprised of Soho Works membership revenues, Soho Friends membership revenues and SOHO HOME+ membership revenues.

ACTIVE APP USERS. Active App Users is defined as unique users who have logged into any of our membership Apps within the last three months.

Non-GAAP Financial Measures

We refer to Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin throughout this Annual Report on Form 10-K, as we use these measures to evaluate our operating performance and each of these measures is defined in “Non-GAAP Financial Measures.” We believe these measures are useful to investors in evaluating our operating performance. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin are all supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin should not be considered as substitutes for GAAP metrics such as Operating loss and Net loss or any other performance measure derived in accordance with GAAP. Some of our financial and operational data that we disclose in this Annual Report on Form 10-K are presented on a ‘constant currency’ basis to isolate the effect of currency changes during the period. Where we refer to a measure being calculated in ‘constant currency’, we are calculating the dollar change and the percentage change as if the exchange rate that is being used in the current period was in effect for the prior period presented. We believe that this calculation provides a more meaningful indication of actual year over year performance and eliminates the fluctuations from currency exchange rates.

KEY PERFORMANCE AND OPERATING METRICS

	As of
	January 2, 2022	January 3, 2021	December 29, 2019
	(Unaudited)
Number of Soho Houses	33	27	26
North America	11	9	9
United Kingdom	11	10	10
Europe/RoW	11	8	7
Number of Soho House Members	122,807	113,509	119,832
North America	45,733	45,470	46,755
United Kingdom	48,575	42,722	46,591
Europe/RoW	23,847	20,213	21,252
All Other	4,652	5,104	5,234
Number of Other Members	33,029	5,252	424
North America	7,944	769	—
United Kingdom	22,131	4,424	424
Europe/RoW	2,954	59	—
Number of Active App Users	119,677	77,226	90,885

	For the Fiscal Year Ended		For the Fiscal Year Ended
	January 2, 2022	January 3, 2021	January 2, 2022	January 3, 2021
	Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Membership revenue growth year over year	7%	6%	(0)%	5%
North America	(3)%	2%	(3)%	2%
United Kingdom	9%	3%	2%	2%
Europe/RoW	(2)%	46%	(9)%	45%
All Other	103%	8%	89%	8%
Operating loss	$(188,026)	$(154,730)	$(188,026)	$(166,208)
Operating loss margin	(34)%	(40)%	(34)%	(40)%
House-Level Contribution	82,852	81,159	82,852	87,179
House-Level Contribution Margin	21%	27%	21%	27%
Other Contribution	1,710	(26,070)	1,710	(28,004)
Other Contribution Margin	1%	(31)%	1%	(31)%
Adjusted EBITDA	(23,969)	(44,081)	(23,969)	(47,351)
Percentage of total revenues	(4)%	(11)%	(4)%	(11)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 2, 2022 AND JANUARY 3, 2021

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	January 2, 2022	January 3, 2021		January 3, 2021 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$189,189	$176,910	7%	$190,032	(0)%
In-House revenues	217,934	126,774	72%	136,177	60%
Other revenues	153,431	80,692	90%	86,677	77%
Total revenues	560,554	384,376	46%	412,886	36%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(308,840)	(220,036)	(40)%	(236,357)	(31)%
Other operating expenses (exclusive of depreciation and amortization)	(167,152)	(109,251)	(53)%	(117,355)	(42)%
General and administrative expenses	(89,383)	(74,954)	(19)%	(80,514)	(11)%
Pre-opening expenses	(21,294)	(21,058)	(1)%	(22,620)	6%
Depreciation and amortization	(83,613)	(69,802)	(20)%	(74,979)	(12)%
Share-based compensation	(26,660)	(2,618)	n/m	(2,812)	n/m
Foreign exchange (loss) gain, net	(25,541)	3,354	n/m	3,603	n/m
Other	(26,097)	(44,741)	42%	(48,060)	46%
Total operating expenses	(748,580)	(539,106)	(39)%	(579,094)	(29)%
Operating loss	(188,026)	(154,730)	(22)%	(166,208)	(13)%
Other (expense) income
Interest expense, net	(84,382)	(77,792)	(8)%	(83,562)	(1)%
Gain on sale of property and other, net	6,837	98	n/m	105	n/m
Share of loss of equity method investments	(2,249)	(3,627)	38%	(3,896)	42%
Total other expense, net	(79,794)	(81,321)	2%	(87,353)	9%
Loss before income taxes	(267,820)	(236,051)	(13)%	(253,561)	(6)%
Income tax (expense) benefit	(894)	776	n/m	834	n/m
Net loss	(268,714)	(235,275)	(14)%	(252,727)	(6)%
Net income attributable to noncontrolling interest	3,319	6,814	(51)%	7,319	(55)%
Net loss attributable to Membership Collective Group Inc.	$(265,395)	$(228,461)	(16)%	$(245,408)	(8)%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.
(2)
In-House operating expenses is exclusive of depreciation and amortization of $53,568 and $46,386 ($53,568 and $49,827 in constant currency) for the fiscal years ended January 2, 2022 and January 3, 2021, respectively.
(3)
Other operating expenses is exclusive of depreciation and amortization of $23,831 and $23,416 ($23,831 and $25,153 in constant currency) for the fiscal years ended January 2, 2022 and January 3, 2021, respectively.

OVERVIEW

The COVID-19 pandemic continued to significantly impact our fiscal 2021 results. Operating loss at our Houses increased as a result of closures for a significant part of the year. Nevertheless, we opened six new Soho Houses in Canouan, Austin, Tel Aviv, Rome, Paris and our ninth House in London.

Our global number of Soho House members increased by 9,298, or 8%, and we gained 3,761 Soho Works members, 21,316 Soho Friends and 2,700 SOHO HOME+ members. Soho House Adult Paying Members increased by 17,585 (a combination of new members and members unfreezing) and our frozen members decreased to 4,454 members. Due to the increase in Soho House adult paying members and our Non-House members across fiscal 2021, Membership revenues increased by $12,279 or 7%.

Total In-House revenues increased by $91,160 in fiscal 2021, or 72% as a result of fewer COVID related restrictions in comparison to fiscal 2020, particularly in the second half of the year. Revenues were also boosted by an additional five fully consolidated Houses in the period versus fiscal 2020. The sixth fiscal 2021 House opening, Soho House Canouan, is not fully consolidated as it is a joint venture agreement which we receive management fee income from. Other revenues increased by 90% in fiscal 2021 predominantly due to fewer COVID restrictions in place in comparison to fiscal 2020 resulting in higher revenues from our restaurants, townhouses and Scorpios during the summer months, as well as growth in our retail offerings and additional revenues from the Mandolin Aegean Bistro restaurant in Miami due to the acquisition of the remaining 50% of ownership in May 2021 resulting in it becoming fully consolidated. We also acquired the operating agreements relating to the LINE and Saguaro hotels in June 2021 which also drove the increase in Other revenues due to the additional management fee income.

Operating loss increased by $33,296 to $188,026 in fiscal 2021 primarily due to increased costs in relation to share-based payments (non-cash), Foreign exchange, Depreciation and amortization, and General and administrative expenses in comparison to fiscal 2020. In-House and Other operating expenses increased year on year in line with higher activity due to reduced COVID restrictions. Both House-Level Contribution and Other Contribution increased in fiscal 2021, primarily as a result of improved trading conditions in comparison to fiscal 2020 and higher Membership revenues.

Net loss attributable to Membership Collective Group increased to $265,395 in fiscal 2021 from $228,461 in fiscal 2020. Adjusted EBITDA loss decreased from $(44,081) in fiscal 2020 to $(23,969) in fiscal 2021.

TOTAL REVENUES

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$560,554	$384,376	46%	36%
North America	226,708	156,248	45%	45%
United Kingdom	173,499	126,106	38%	28%
Europe/RoW	67,923	47,446	43%	33%
All Other	92,424	54,576	69%	58%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

MEMBERSHIP REVENUES

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$189,189	$176,910	7%	(0)%
North America	90,433	93,643	(3)%	(3)%
United Kingdom	59,722	54,765	9%	2%
Europe/RoW	17,496	17,907	(2)%	(9)%
All Other	21,538	10,595	n/m	89%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Membership revenues were $189,189 for fiscal 2021 compared to $176,910 for fiscal 2020, an increase of $12,279 or 7%.

Growth was primarily driven by an increase of over 27,000 in Non-House members, which contributed to an additional $12,279 of Membership revenues year on year. Despite an increase of 17,585 Soho House Adult Paying members in fiscal 2021, primarily as a result of members unfreezing during the period, and the recommencement of member intakes at existing Houses in the second half of fiscal 2021, House Membership Revenues fell compared to fiscal 2020 predominantly driven by North America and Europe Houses. In constant currency, Membership revenues decreased by $843, or 0%.

Membership revenues in our North America segment decreased by $3,210 or 3%, despite an additional 7,349 Soho House Adult Paying Members at the end of the fiscal 2021 versus the prior year. The fall is largely due to members remaining frozen for a significant proportion of the first half of the year due to continued COVID restrictions and the majority of intakes for Houses taking place in the second half of the period meaning less revenue was earned in the period from these members.

Membership revenues in the United Kingdom increased by $4,957, or 9%, as the region experienced a more rapid unfreeze rate across the period versus the other regions and benefited from 180 House London opening at the start of the second quarter of 2021.

Membership revenues in Europe/RoW decreased by $411, or 2%, despite the opening of three new houses in the latter half of fiscal 2021, as the region continued to experience a high rate of frozen members throughout the year as restrictions continued in Europe and in Hong Kong.

The increase in All Other of $10,943 is primarily driven by increase in paying Soho Works members coupled with strong office occupancy across the period, as well as an additional 21,300 Soho Friends and 1,860 SOHO HOME+ members versus the end of fiscal 2020.

IN-HOUSE REVENUES

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$217,934	$126,774	72%	60%
North America	101,298	49,955	n/m	n/m
United Kingdom	88,987	53,563	66%	55%
Europe/RoW	27,649	23,256	19%	11%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

In-House revenues were $217,934 for fiscal 2021, compared to $126,774 for fiscal 2020, an increase of $91,160 or 72%. The increase was driven by an easing of COVID-19 restrictions, new Soho Houses which opened during fiscal 2021 as well as select price increases across our In-House offering. In constant currency, In-House revenues would have increased by $81,757, or 60%.

North America saw an increase in In-House revenues by $51,343 due to fewer restrictions versus fiscal 2020, price rises across food, beverage and accommodation, as well as the opening of Soho House Austin in May 2021 and an excellent performance by Soho House Miami where local COVID-19 restrictions and member caution were less onerous versus other areas of North America.

In the UK, despite continued COVID-19 restrictions in the first quarter of 2021 and towards the end of December, In-House revenues grew significantly year on year across all Houses, with a particularly strong performance of Soho Farmhouse and Babington House in the summer months as well as additional revenue from 180 House in London which opened in April 2021.

Europe struggled throughout the year with more stringent restrictions in the region compared to the UK and North America, meaning growth year-on-year was minimal, even with the opening of three new Houses in the region in the second half of fiscal 2021. The restrictions on international travel to Germany and the Netherlands, had a significant impact on accommodation revenue, which tend to make up a higher proportion of revenue versus Houses in other regions, as well as border closures in Israel which meant no international travel to our new House in Tel Aviv when it opened in the second half of fiscal 2021.

OTHER REVENUES

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$153,431	$80,692	90%	77%
North America	34,978	12,651	n/m	n/m
United Kingdom	24,790	17,778	39%	30%
Europe/RoW	22,778	6,282	n/m	n/m
All Other	70,885	43,981	61%	50%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Other revenues were $153,431 for fiscal 2021, compared to $80,692 for fiscal 2020, an increase of $72,739 or 90%. This was predominantly driven by reduced COVID restrictions in fiscal 2021 in contrast to fiscal 2020. Stronger revenues from our retail offering and revenues from an additional restaurant in Miami (Mandolin Aegean Bistro), which the remaining shares we didn't own were purchased in May 2021 and hence we started consolidating it, and revenues from the LINE & Saguaro properties which became part of the MCG Group in June 2021, also boosted revenues year on year as well as a full year of revenue from six restaurants and Friends studios that become part of the group in the latter half of fiscal 2020.

North America Other revenues increased year on year due to better performance of our existing restaurants following reduced COVID restrictions, prices rises across our food and beverage offerings, as well revenues from the Mandolin in Miami and from the LINE and Saguaro properties in the second half of fiscal 2021.

Europe saw a strong revenue increase year on year as a result of a successful season at Scorpios, despite some COVID restrictions still being enforced throughout the summer months. It also opened earlier in the year in comparison to fiscal 2020, further boosting revenue.

Recovery at our restaurants and townhouses in the UK boosted segment revenues by $7,012 as sites were open for more time in fiscal 2021 and there were periodic price rises across some of our food and beverage offerings during the second half of the year.

Growth in Other revenues in the All Other segment was driven predominantly by improved performance of our Retail segment year on year as well as a full year of revenue from six restaurants and Friends studios for a full year versus only fourth months in fiscal 2020.

In constant currency, Other revenues increased by 77% year on year.

IN-HOUSE OPERATING EXPENSES AND HOUSE-LEVEL CONTRIBUTION

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(308,840)	$(220,036)	(40)%	(31)%
Percentage of total House Revenues	(79)%	(73)%
Operating loss	$(188,026)	$(154,730)	(22)%	(13)%
Operating loss margin	(34)%	(40)%
House-Level Contribution	$82,852	$81,159	2%	(5)%
House-Level Contribution Margin	21%	27%
House-Level Contribution by segment:
North America	$43,765	$40,547	8%	8%
United Kingdom	34,513	29,072	19%	11%
Europe/RoW	145	5,451	(97)%	(98)%
All Other	4,429	6,089	(27)%	(32)%
House-Level Contribution Margin by segment:
North America	23%	28%
United Kingdom	23%	27%
Europe/RoW	0%	13%
All Other	64%	75%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

IN-HOUSE OPERATING EXPENSES. In-House operating expenses were $308,840 for fiscal 2021, compared to $220,036 for fiscal 2020, an increase of $88,804, or 40%. The increase is a result of new Houses and fewer capacity restrictions related to the COVID-19 pandemic in 2021 and the associated increase in volumes. Additionally, inflationary pressures felt in the second half of 2021 meant a subsequent increase in wages as well as food and beverage costs across the Houses. In constant currency, In-House operating expenses increased by $72,483, or 31%.

Throughout fiscal 2021, as a result of the impacts from COVID, governmental agencies in the United Kingdom, European Union and Hong Kong SAR provided the Company with grants primarily to retain on-payroll workers that would otherwise have been terminated and were instead furloughed in accordance with the rules of the applicable national scheme. Furloughed workers comprised principally of staff at our sites (waiters, bar staff, floor managers etc.) with, to a lesser extent, some non-essential administrative workers in our support offices. These government grants are exclusive of funds received under the Paycheck Protection Program enacted by the U.S. Coronavirus Aid, Relief, and Economic Security Act, which are accounted for as a borrowing and have subsequently been fully repaid in April 2021. Such government grants, which under their terms meant that the recipient furloughed employees were prohibited by law from providing the Company with services but kept on the Company’s payroll rather than being terminated to claim unemployment benefit, totaled $21 million during the fiscal year ended January 2, 2022 and are presented as a reduction of payroll expenses within In-House operating expenses ($17 million), Other operating expenses ($3 million) and General and administrative expense ($1 million) on the consolidated statements of operations. Under the rules of the schemes, the Company applied to the relevant government agency and recovered the costs of furloughed employees on the Company’s payroll. The net payroll expense within In-House operating expenses and General and administrative expense therefore only reflects the costs incurred from staff that were not furloughed and hence provided services to the Company.

HOUSE-LEVEL CONTRIBUTION. House-Level Contribution, which is defined as House Revenues less In- House operating expenses, was $82,852 for fiscal 2021, compared to $81,159 for fiscal 2020, an increase of $1,693, or 2%. This increase was driven by an increase in In-House revenues versus the prior year, offset by an increase in operating expenses following the reopening of Houses with reduced COVID restrictions across the year, in comparison to fiscal 2020, as well as a slight reduction in House Membership Revenues year on year.

Although House-Level Contribution increased in absolute terms year on year, House-Level Contribution Margin increased by 0% to 21% for fiscal 2021. This was driven by a number of factors including, a fall in membership revenues year on year, which is a direct hit to margin, the dilutive impact of new Houses which tend to have a negative contribution in the first year of operation, as well as limited government support for salaries and wages versus the prior year. This meant that wages could often not be flexed in line with sales, particularly at our Europe Houses. Additionally in fiscal 2020, House Contribution margin was boosted by a one-off credit of $21.5 million related to Covid-19 lease amendments which significantly reduced costs and improved margin.

OTHER OPERATING EXPENSES AND OTHER CONTRIBUTION

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(167,152)	$(109,251)	(53)%	(42)%
Percentage of total other revenues	(99)%	n/m
Operating loss	$(188,026)	$(154,730)	(22)%	(13)%
Operating loss margin	(34)%	(40)%
Other Contribution	$1,710	$(26,070)	n/m	n/m
Other Contribution Margin	1%	(31)%
Other Contribution by segment:
North America	$9,323	$(1,714)	n/m	n/m
United Kingdom	1,198	(3,116)	n/m	n/m
Europe/RoW	6,106	(1,714)	n/m	n/m
All Other	(14,917)	(19,526)	24%	29%
Other Contribution Margin by segment:
North America	26%	(14)%
United Kingdom	5%	(18)%
Europe/RoW	27%	(27)%
All Other	(18)%	(42)%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

OTHER OPERATING EXPENSES. Other operating expenses were $167,152 for fiscal 2021, compared with $109,251 for fiscal 2020, an increase of $57,901, or 53%. This increase is primarily driven by six additional sites (public restaurants or Friends studios) included in the All Other segment, and costs in relation to the LINE & Saguaro and Mandolin properties in North America, and the increase in volumes for Soho Home. In addition, Scorpios was re-opened in May 2021 whereas it did not open until July 2020 in the prior year. As previously mentioned, there is a $3 million offset against payroll expenses within Other operating expenses with respect to government grants. In constant currency Other operating expenses would have increased by $49,797 or 42%.

OTHER CONTRIBUTION. Other Contribution, which we define as Other revenues plus Non-House Membership Revenues less Other operating expenses, was $1,710 for fiscal 2021, compared to $(26,070) for fiscal 2020, a decrease in the loss of $27,780. In constant currency, Other Contribution would have improved by $29,714.

Other Contribution Margin was 1% for fiscal 2021, an improvement from (31)% in fiscal 2020. The improvement in Other Contribution and Other Contribution Margin was predominantly driven by the impact of COVID-19 restrictions lifting across sites across the year which meant that revenues were higher than fiscal 2020, improved performance of Soho Home and a significant year on year increase in Non-House Membership revenue.

Other Contribution and Margin improvement in the United Kingdom segment was predominantly due to fewer restrictions in fiscal 2021 compared with fiscal 2020, which meant improved performance of our restaurants and townhouses.

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

Other Contribution and Margin improvement in the All Other segment was predominantly due to improved performance of our Retail offering.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$89,383	$74,954	19%	11%
Percentage of total revenues	16%	20%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

General and administrative expenses were $89,383 for fiscal 2021, compared with $74,954 for fiscal 2020, an increase of $14,429, or 19%. The increase was primarily driven by an increase in business activity following removal of COVID restrictions and support for the new Soho Houses opened in fiscal 2021. Additionally, there was a decrease in government support received for wages in fiscal 2021 versus 2020. Additionally, following the IPO in July 2021, we have seen an increase in costs that are associated with being a listed company. As described previously under In-House operating expenses, there is a $1 million reduction to payroll expenses within General and administrative expense with respect to government grants.

In constant currency, General and administrative expenses would have increased by $8,869, or 11%.

PRE-OPENING EXPENSES

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$21,294	$21,058	1%	(6)%
Percentage of total revenues	4%	5%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Pre-opening expenses were $21,294 for fiscal 2021, compared with $21,058 for fiscal 2020, an increase of $236, or 1%. In constant currency, Pre-opening expenses would have decreased by 6%.

DEPRECIATION AND AMORTIZATION

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$83,613	$69,802	20%	12%
Percentage of total revenues	15%	18%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Depreciation and amortization was $83,613 for fiscal 2021, compared with $69,802 for fiscal 2020, an increase of $13,811, or 20%. This increase was primarily driven by amortization of capitalized IT development costs, partly related to the development of the SH.APP, as well as depreciation associated with our six Soho House openings in fiscal 2021. In constant currency, Depreciation and amortization expenses would have increased by $8,634, or 12%.

SHARE-BASED COMPENSATION, FOREIGN EXCHANGE, AND OTHER

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$26,660	$2,618	n/m	n/m
Percentage of total revenues	5%	1%
Foreign exchange loss (gain), net	$25,541	$(3,354)	n/m	n/m
Percentage of total revenues	5%	(1)%
Other	$26,097	$44,741	(42)%	(46)%
Percentage of total revenues	5%	12%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Share-based compensation expense, which is a non cash item, increased by $24,042 to $26,660, primarily driven by the onetime acceleration of vesting by one year triggered by the IPO for certain outstanding awards which was in accordance with the original award terms. Also impacting the increase to a lesser extent, we also have additional expense from the issuance of restricted stock unit awards in June and December 2021.

Foreign exchange loss, net increased by $28,895 to $25,541 for fiscal 2021, primarily driven by an increase in non-USD denominated working capital as a result our foreign growth, foreign exchange volatility impacting our non-USD debt and working capital and an out of period adjustment as described in Note 2 - Summary of Significant Accounting Policies in this Annual report on Form 10-K.

INTEREST EXPENSE, NET

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$84,382	$77,792	8%	1%
Percentage of total revenues	15%	20%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Net interest expense was $84,382 for fiscal 2021, compared with $77,792 for fiscal 2020, an increase of $6,590 or 8%. This increase was primarily driven by increased interest expense due to the payment-in-kind interest aspect associated with our Senior Facility, loss on extinguishment of the Permira Senior Facility driven by unamortized debt issuance costs and an exit fee on the Senior Facility triggered by the IPO transaction. In constant currency, net interest expense would have increased by $820, or 1%.

GAIN ON SALE OF PROPERTY AND OTHER, NET

The Company recognized Gains on disposal of property and other, net of $6,837 and $98 during fiscal 2021 and fiscal 2020, respectively. In fiscal 2021, the gain on disposal of property and other, net mainly related to the acquisition of the remaining 50% of ownership interest in Soho House—Cipura (Miami), LLC., which owns and operates the Mandolin Aegean Bistro, located in Miami, Florida. The non-cash gain was related to the remeasurement of our existing 50% ownership to fair value as part of the initial consolidation of Cipura (Miami), LLC after acquisition in May 2021.

SHARE OF LOSS OF EQUITY METHOD INVESTMENTS

We maintain a portfolio of equity method investments owned and operated through non-controlling interests in investments with one or more partners. Two of our Houses are owned and operated by us through non- controlling interests and we own and operate certain of our other businesses through non-controlling interest in joint ventures. The Company recognized Share of loss of equity method investment of $2,249 during fiscal 2021, a decrease of $1,378 on fiscal 2020. Note the Mandolin was previously recognized as a joint venture and now is fully consolidated and this has contributed to the decrease.

INCOME TAX (EXPENSE) BENEFIT

Income tax expense was $894 for fiscal 2021 compared to a benefit of $776 for fiscal 2020, an increase in expense of $1,670. This increase was driven by taxes payable in foreign jurisdictions, specifically Greece and Canada, following a return to profitability. In fiscal 2021, owing to the impact of COVID on the profitability of our operations in Greece, Germany and Canada, where we historically pay cash taxes on their profits, we experienced a decrease in tax paid owing to the decreased profitability associated with the impact of COVID on our operations.

NET LOSS ATTRIBUTABLE TO MCG

Net loss attributable to MCG was $265,395 for fiscal 2021, compared with Net loss attributable to MCG of $228,461 for fiscal 2020, an increase in loss of $36,934. This was attributable primarily to costs associated with Share-based compensation, Depreciation and amortization and Foreign exchange versus fiscal 2020, coupled with a rise in General and administrative expenses year on year as described above. These increases were partially offset by improved contribution from Soho House Houses and our other offerings as well as an increase in Membership revenues compared to fiscal 2020.

ADJUSTED EBITDA

	For the Fiscal Year Ended		Percent Change
	January 2, 2022	January 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$(23,969)	$(44,081)	46%	49%
Percentage of total revenues	(4)%	(11)%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Adjusted EBITDA loss improved by $20,112 from $(44,081) in fiscal 2020 to $(23,969) in fiscal 2021. This was predominantly driven improved performance across the business following the reduction in COVID restrictions across the year, most notably in the second half of fiscal 2021, in contrast to fiscal 2020 whereby restrictions had a much more significant impact on trade across the year.

Revenue growth was partially offset by an increase in General and administrative expenses year on year as a result of the IPO in July 2021 and the reduction in government support versus fiscal 2020. As previously mentioned, in fiscal 2021 government grants totaled $21 million and are presented as a reduction of payroll expenses within In-House operating expenses ($17 million), Other operating expenses ($3 million) and General and administrative expense ($1 million) on the consolidated statements of operations and therefore included in Adjusted EBITDA. The net payroll expense within In-House operating expenses and General and administrative expense therefore only reflects the costs incurred from staff that were not furloughed and hence provided services to us.

For a reconciliation of Adjusted EBITDA to Net Loss, see “—Non-GAAP Financial Measures.”

NON-GAAP FINANCIAL MEASURES

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the Fiscal Year Ended		Percent Change
	January 2, 2022 Actuals	January 3, 2021 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(268,714)	$(235,275)	(14)%	(6)%
Depreciation and amortization	83,613	69,802	20%	12%
Interest expense, net	84,382	77,792	8%	1%
Income tax expense (benefit)	894	(776)	n/m	n/m
EBITDA	(99,825)	(88,457)	(13)%	(5)%
Gain on sale of property and other, net	(6,837)	(98)	n/m	n/m
Share of loss of equity method investments	2,249	3,627	(38)%	(42)%
Foreign exchange⁽²⁾	25,541	(3,354)	n/m	n/m
Share of equity method investments adjusted EBITDA	4,662	3,563	31%	22%
Share-based compensation expense⁽²⁾	26,660	2,618	n/m	n/m
Membership credits expense⁽³⁾	7,923	12,156	(35)%	(39)%
COVID-19 related charges⁽⁴⁾	(664)	4,606	n/m	n/m
Corporate financing and restructuring costs⁽⁵⁾	16,322	14,147	15%	7%
Abandoned project and site closure costs	—	7,111	n/m	n/m
Adjusted EBITDA	$(23,969)	$(44,081)	46%	49%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.
(2)
See "Comparison of the fiscal year ended January 2, 2022 and January 3, 2021 - Other Expenses” for information regarding the increase in foreign exchange and share-based compensation expense period-on-period.
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
(5)
Our Corporate financing and restructuring costs vary significantly each year and period presented based on financing and restructuring being undertaken. Such costs do not relate to normal, recurring, cash operating expenses. In fiscal 2021, these costs consisted of refinancing fees incurred of $2,534 and a portion of IPO-related costs of $13,788 which were not eligible to be recognized directly in equity. In fiscal 2020, we undertook an internal restructuring to simplify the business in terms of headcount and cost structure, incurring $5,956 as well as $3,323 of losses in respect of contractual arrangements and $2,992 of site restructuring and closure costs, further we began preparations for a refinancing transaction, which we subsequently completed in March 2021, incurring $1,551 as well as including establishing an equity compensation plan, incurring $325.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the Fiscal Year Ended
	January 2, 2022	January 3, 2021	Change %	January 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(188,026)	$(154,730)	(22)%	$(166,208)	(13)%
General and administrative	89,383	74,954	19%	80,514	11%
Pre-opening expenses	21,294	21,058	1%	22,620	(6)%
Depreciation and amortization	83,613	69,802	20%	74,979	12%
Share-based compensation	26,660	2,618	n/m	2,812	n/m
Foreign exchange loss (gain), net	25,541	(3,354)	n/m	(3,603)	n/m
Other	26,097	44,741	(42)%	48,060	(46)%
Non-House Membership Revenues	(15,431)	(2,489)	n/m	(2,674)	n/m
Other revenues	(153,431)	(80,692)	90%	(86,677)	77%
Other operating expenses	167,152	109,251	53%	117,355	42%
House-Level Contribution	$82,852	$81,159	2%	$87,178	(5)%
Operating loss margin	(34)%	(40)%		(40)%
House-Level Contribution Margin	21%	27%		27%

	For the Fiscal Year Ended
	January 2, 2022	January 3, 2021	Change %	January 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$189,189	$176,910	7%	$190,032	(0)%
Less: Non-House Membership Revenues	(15,431)	(2,489)	n/m	(2,674)	n/m
Add: In-House revenues	217,934	126,774	72%	136,177	60%
Total House Revenues	391,692	301,195	30%	323,535	21%
Less: in-House operating expenses	308,840	220,036	40%	236,357	31%
House-Level Contribution	$82,852	$81,159	2%	$87,178	(5)%

	For the Fiscal Year Ended
	January 2, 2022	January 3, 2021	Change %	January 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(188,026)	$(154,730)	(22)%	$(166,208)	(13)%
General and administrative	89,383	74,954	19%	80,514	11%
Pre-opening expenses	21,294	21,058	1%	22,620	(6)%
Depreciation and amortization	83,613	69,802	20%	74,979	12%
Share-based compensation	26,660	2,618	n/m	2,812	n/m
Foreign exchange loss (gain), net	25,541	(3,354)	n/m	(3,603)	n/m
Other	26,097	44,741	(42)%	48,060	(46)%
House Membership Revenues	(173,758)	(174,421)	(0)%	(187,358)	(7)%
In-House revenues	(217,934)	(126,774)	72%	(136,177)	60%
In-House operating expenses	308,840	220,036	40%	236,357	31%
Total Other Contribution	$1,710	$(26,070)	n/m	$(28,004)	n/m
Operating loss margin	(34)%	(40)%		(40)%
Other Contribution Margin	1%	(31)%		(31)%

	For the Fiscal Year Ended
	January 2, 2022	January 3, 2021	Change %	January 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House Membership Revenues	$15,431	$2,489	n/m	$2,674	n/m
Add: other revenues	153,431	80,692	90%	86,677	77%
Less: other operating expenses	167,152	109,251	53%	117,355	42%
Other Contribution	$1,710	$(26,070)	n/m	$(28,004)	n/m

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of January 2, 2022, we maintained a cash and cash equivalents balance of $213 million and a restricted cash balance of $8 million.

Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our ongoing capital expenditures are principally related to opening new Houses, refurbishing and maintaining the existing House portfolio as well as investments in our corporate technology infrastructure to support our digital strategy and technology infrastructure.

In a given year, our primary cash inflows and outflows relate to the following:

•
from operating activities, our cash inflows include Membership revenues, In-House revenues and Other revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.
•
from investing activities, our cash inflows include the proceeds from sale of property and equipment and the sales of subsidiaries. The primary cash outflows from investing activities include the purchase of property and equipment as well as intangibles.
•
from financing activities, our cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include repayments of borrowings and legal and professional fees from debt or equity related transactions.

We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.

Note Purchase Agreement

On March 31, 2021, Soho House Bond Limited, a wholly-owned subsidiary of Soho House Holdings Limited, issued pursuant to a Notes Purchase Agreement (the ‘Senior Secured Notes Facility’) an aggregate of $441 million in senior secured notes (the ‘Initial Notes’), which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC and its affiliates. The Initial Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum plus a payment-in-kind (capitalized) margin of 6.1572% per annum.

The terms of the Senior Secured Notes Facility include an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million. As of January 2, 2022, there is no outstanding balance on the Senior Secured Notes Facility. For further information, refer to Note 12 – Debt in this Annual Report on Form 10-K.

Revolving Credit Facility

SHG Acquisition (UK) Limited and Soho House U.S. Corp., two of our wholly-owned indirect subsidiaries, entered into a senior revolving facility agreement with HSBC UK Bank PLC (‘HSBC’) on December 5, 2019 (the ‘Revolving Credit Facility’). The initial size of the Revolving Credit Facility was £55 million ($72 million). The Revolving Credit Facility was extended on May 7, 2020 in order to access an additional facility of £20 million ($25 million), bringing the borrowing capacity up to an aggregate of £75 million ($99 million). As of January 2, 2022, £71 million ($96 million) is available to draw with £4 million ($6 million) utilized as a letter of guarantee in respect of one of our lease agreements.

On November 15, 2021 the First Amended and Restated Revolving Facility Agreement (the "First Amendment") was signed which changed the reference rate under the Revolving Credit Facility from a LIBOR-based rate to a SONIA-based rate and to transition financial reporting requirements from accounting principles generally accepted in the United Kingdom to accounting principles generally accepted in the United States of America. The First Amendment also reset the Company's Consolidated EBITDA test levels, scaling up from zero at December 31, 2021 to £32.0 million ($44 million, if translated using the average exchange rate in effect during the fiscal year ended January 2, 2022) after June 30, 2022.

On February 11, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Second Amended and Restated Revolving Facility Agreement (the "Second Amendment"), which amends and restates the Revolving Credit Facility. The Second Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2023 to January 25, 2024.

Loans under the Revolving Credit Facility are capable of being borrowed, repaid and reborrowed at any time. For further information, refer to Note 12 – Debt in this Annual Report on Form 10-K.

CASH FLOWS AND WORKING CAPITAL

The following table provides a summary of cash flow data for the periods presented:

	For the Fiscal Year Ended
	January 2, 2022	January 3, 2021
	(Unaudited, dollar amounts in thousands)
Net cash (used in) generated by
Net cash used in operating activities	$(127,419)	$(38,229)
Net cash used in investing activities	(119,139)	(139,870)
Net cash provided by financing activities	408,160	179,704
Effect of exchange rates on cash and cash equivalents	(910)	2,050
Net increase in cash and cash equivalents	$160,692	$3,655

NET CASH USED IN OPERATING ACTIVITIES

For fiscal 2021, Net cash used in operating activities was $127,419 compared to Net cash used in operating activities of $38,229 in fiscal 2020. The increase in cash used of $89,190 was primarily due to Net loss worsening by $33,439 and $57,634 of payment-in-kind interest settled on the extinguishment of the Permira facility.

NET CASH USED IN INVESTING ACTIVITIES

For fiscal 2021, Net cash used in investing activities was $119,139 compared to Net cash used in investing activities of $139,870 in fiscal 2020. The decrease in net cash used of $20,731 was primarily due to $38,127 million less cash used in the purchase of property and equipment. In fiscal 2020, we incurred significant capital spent on the development of Soho House Austin, 180 House and 180 Soho Works which all completed in 2020 or early 2021. In fiscal 2021, in line with our asset-light strategy as defined in Item 1 - Business in this Annual Report on Form 10-K, we have reduced the number of projects requiring us to commit substantial capital expenditure.

NET CASH PROVIDED BY FINANCING ACTIVITIES

For fiscal 2021, Net cash provided by financing activities was $408,160 compared to Net cash provided by financing activities of $179,704 in fiscal 2020. This increase in cash generated of $228,456 was primarily due to net proceeds from the initial public offering of $387,538 and proceeds from borrowings mainly from the Note Purchase Agreement of $465,948 and the Senior convertible preference shares issued, net of issuance costs, of $161,574. This was reduced by the repayment of debt of $613,984 and the cash settled redemption of May 2016 preferred shares, which was required following initial public offering, of $19,899. Refer to Note 12 - Debt and Note 15 - SHHL Redeemable Preferred Shares in this Annual Report on Form 10-K for further information.

CASH REQUIREMENTS FROM CONTRACTUAL AND OTHER OBLIGATIONS

Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations and long-term debt facilities. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 6 - Leases in this Annual Report on Form 10-K for additional information relating to our operating and financing leases and Note 12 - Debt in this Annual Report on Form 10-K for additional information related to our long-term debt.

Purchase obligations include all legally binding contracts, including commitments for the fitting out of real estate and software development/license commitments and service contracts. The majority of our purchase obligations are due within the next 12 months. Refer to Note 18 - Commitments and Contingencies in this Annual Report on Form 10-K for additional information.

Leases

As of January 2, 2022, we have entered into 10 operating lease agreements for Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. We will determine the classification as of the lease commencement date, but currently expect these under construction leases to be operating leases. We estimate the total undiscounted lease payments for these leases commencing in fiscal years 2022, 2023, and 2026 to be $488 million, $361 million, and $133 million.

For fiscal years 2022 and 2023, our contractual lease payments from existing lease agreements will total $128,569 and $131,579. Refer to Note 6 - Leases in this Annual Report on Form 10-K for additional information relating to our operating and financing leases.

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of January 2, 2022.

Soho Works Limited loan

In 2017, Soho Works Limited ("SWL") entered into a term loan facility agreement for a £40 million term loan facility. The SWL loan bears interest at 7% and matures on September 29, 2022. On March 11, 2022 this loan was extended and the maturity date is now September 29, 2023.

Goldman Sachs Senior secured notes

On March 9, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company, exercised its option under the Goldman Sachs Senior Secured Note Purchase Agreement to issue $100 million of additional notes. The net proceeds, to be drawn down, will be used for general corporate purposes.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities, at the respective dates of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates, assumptions and judgments on a regular basis and make changes accordingly. We also discuss our critical accounting estimates with our supervisory board.

We believe the following to be critical accounting policies because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain:

•
Going Concern
•
Goodwill and purchased intangible asset impairment
•
Impairment of other long-lived assets

•
Leases
•
Income taxes
•
Variable interest entities
•
Membership credits, and
•
Share-based compensation

GOING CONCERN

The going concern basis of presentation in our consolidated financial statements included elsewhere in this annual report assumes that we will continue in operation for at least a period of 12 months after the date these financial statements are issued, and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the fiscal year ended January 2, 2022, the Company incurred a consolidated net loss of $269 million. During the fiscal year ended January 2, 2022, the Company had negative cash flow from operations of $127 million. As of January 2, 2022, the Company had an accumulated deficit balance of $1,022 million. As of January 2, 2022, the Company had a cash and cash equivalents balance of $213 million, and a restricted cash balance of $8 million.

In addition, the COVID-19 pandemic has continued to significantly impact our business and we have had to temporarily close some or all of our Houses, hotels and public restaurants, at different times due to the ongoing effects of the pandemic, which has and will continue to have an impact on our revenues. At the date of issuance of these consolidated financial statements, our Houses are open where possible.

In assessing the going concern basis of preparation of the consolidated financial statements for the fiscal year ended January 2, 2022, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the continued availability of committed and accessible working capital to the Company.

We have considered the impact of the COVID-19 pandemic on the Company and the resultant global economic uncertainties and have undertaken a re-assessment of the cash flow forecasts covering a period of at least 12 months from the date these financial statements are issued. Cash flow forecasts have been prepared based on a range of scenarios including, but not limited to, no further debt or equity funding, the timing of a full re-opening of our Houses staggered and/or deferred to the end of the calendar year, cost reductions, both limited and extensive, and a combination of these different scenarios. We have assessed the sensitivity analysis on cash flows, and in order to finance these cash flow forecasts, we have completed a series of positive financing events during fiscal 2021, including issuance of new senior secured notes in an aggregate amount equal to $295 million, €62 million ($73 million) and £53 million ($73 million), issuance of $175 million of senior convertible preference shares, and completion of our IPO for net proceeds of $388 million after deducting underwriting discounts and other offering costs (including net proceeds from the partial exercise of the overallotment option). The senior secured notes include an option (which expires on March 31, 2022) for the Company to issue additional notes in an aggregate amount of up to $100 million on or prior to March 31, 2022. This option was exercised on March 9, 2022, refer to Note 23 - Subsequent Events in this Annual Report on Form 10-K. The proceeds from the senior secured notes and senior convertible preference shares have been used to repay all amounts outstanding under the Permira Senior Facility and the US government-backed bank loan. The proceeds from the IPO were used to repay the outstanding principal balance of our revolving credit facility of $98 million, which remains in place as a source of additional liquidity if required, and to pay the redemption price of outstanding redeemable preferred shares, with the remainder to be used for general corporate purposes, including working capital needs. See Note 12, Debt, and Note 15, SHHL Redeemable Preferred Shares, for additional information.

We believe that the completed working capital events, our projected cash flows and the actions available to management to further control expenditure, as necessary, provide the Company with sufficient working capital (including cash and cash equivalents) to achieve its plans to recover from the impact of the pandemic, subject to the following key factors:

•
the continued access to Houses in a manner that is compliant with local laws and regulations, including the relaxing of mandatory capacity constraints, as well as anticipated demand;
•
the level of in-House sales activity (primarily sales of food and beverage) that, even after opening, may be subject to reduced capacity as a result of any on-going restrictions;
•
the continued high level of membership retention and renewals (which has been evidenced throughout the pandemic); and
•
the implementation of cost reduction measures that are aligned with the anticipated levels of capacity.

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

Based on the available cash as a result of completed financing events discussed above, and the measures that have been put in place to control costs, we believe that the Company is able to continue in operational existence, meet its liabilities as they fall due, operate within its existing facilities, and meet all of its covenant requirements for a period of at least 12 months from the date these financial statements are issued.

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the consolidated financial statements for the fiscal year ended January 2, 2022.

GOODWILL AND PURCHASED INTANGIBLE ASSET IMPAIRMENT

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including contingent consideration. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis on the first day of the fourth fiscal quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

The goodwill balance recorded in the consolidated balance sheets as of January 2, 2022 and January 3, 2021 was $214 million and $201 million, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or other intangible assets.

There was no impairment of goodwill or purchased intangible assets in fiscal 2021, fiscal 2020 or fiscal 2019.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS

We periodically evaluate long-lived assets held for use, which include property, plant and equipment, other intangible assets and equity method investments and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows. Such assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that asset or group of assets, compared to the carrying value of the assets. We recognize impairment if the sum of the undiscounted future cash flows does not exceed the carrying value of the assets. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to sell or discontinue use of an asset or group of assets, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. There was no material impairment recognized in fiscal 2021, fiscal 2020 or fiscal 2019.

LEASES

We have entered into lease agreements for our Houses, hotels, restaurants, spas and other properties. We account for our leases under Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842).

We determine the initial classification and measurement of our right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The determination of operating and finance leases requires significant judgments, including estimation of the rate implicit in the lease, incremental borrowing rates and reasonably assured lease terms. The lease term includes any renewal options and termination options that we are reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease for finance leases and the incremental borrowing rate for operating leases. The incremental borrowing rate is determined by using a portfolio approach based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment. We recognized operating lease assets of $997 million and $962 million and operating lease liabilities of $1,152 million and $1,090 million at January 2, 2022 and January 3, 2021, respectively.

INCOME TAXES

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rates, primarily due to the foreign tax rate differential, tax exempt revenue and non- deductible expenses and as further described in the notes to our consolidated financial statements included in this Form 10-K. Our effective tax rate was (0)%, 0% and (4)% in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. We incurred for fiscal 2021 an expense to our consolidated statement of operations, of $1 million, a benefit for fiscal 2020 of $1 million, and an expense for fiscal 2019 of $4 million.

Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, reversal patterns of taxable and deductible temporary differences and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by tax effects of non-deductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations.

VARIABLE INTEREST ENTITIES

We analyze our variable interests, including loans, guarantees, and equity investments, to determine if the entity in which we has a variable interest is a VIE. For those entities determined to be VIEs a quantitative and qualitative analysis is performed to determine if we will be deemed the primary beneficiary. The primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE.

A controlling financial interest is defined as one that has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we base our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and the relevant development, ownership interest, operating, management and financial agreements. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affect the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

We consolidate those entities in which it is determined to be the primary beneficiary. If we are not determined to be the primary beneficiary but can exercise significant influence over these entities, these investments are accounted for under the equity method of accounting.

MEMBERSHIP CREDITS

As a result of government imposed measures intended to control the spread of COVID-19, including quarantines, restrictions on travel and restrictions on certain business operations, we temporarily closed many of our Houses. We issued membership credits to active members of such closed Houses to be redeemed for certain Soho Home products, food and beverage in our Houses and our public restaurants and other eligible services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. As such, the issuance of the membership credits provided is deemed to have no material right or separate performance obligation, and no contractual arrangement has been entered into. We recognize a liability in respect of the outstanding membership credits based on our best estimate of the cost to be incurred in fulfilling the membership credits, which are expected to be redeemed by our active members. In estimating the cost of fulfillment, we regularly review the purchase cost price of items that membership credits are redeemed against. This is principally food and beverage in our Houses which is a significant component of the purchase cost percentage applied to the face value of the membership credits issued. We then apply an expected redemption rate percentage to this which is based on historical redemption patterns by our members. These two calculations yield our accrued liability for membership credits. The liability associated with the membership credits is derecognized based on the usage of credits by members during the period incurred. The redemption rate applied when estimating the liability is based on historical redemption patterns of comparable offerings and is subject to uncertainty. We regularly evaluate current information available to us to determine whether the redemption rate should be adjusted based on our cumulative redemption experience and changes to other factors including any changes to expiration dates based on our re-opening plans for our Houses as well as our actual experience of the cost of fulfillment. Estimating the expected redemption rate by our members and, to a lesser extent, the cost of fulfillment involves significant judgment. The membership credits were initially set to expire on December 31, 2020, but this expiration was extended to September 30, 2021. The expense recognized during the fiscal year ended January 2, 2022 is net of $4 million recorded upon expiration of the vast majority of credits on September 30, 2021.

SHARE-BASED COMPENSATION

In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees. In connection with the IPO in July 2021, 25% of the outstanding awards accelerated in accordance with the original plan and all of the outstanding awards were exchanged into awards that will be settled in Class A Common Stock of MCG. The exchanged awards are subject to the same vesting conditions as the original awards. The Company treated the exchange as a Type I probable-to-probable modification.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the "2021 Plan"). The 2021 Plan allows for grants of nonqualified stock options, SARs, and RSUs, or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022.

Share-based compensation expense is measured based on the grant-date fair value of those awards. All the Company awards in issue are have graded-vesting features and are service conditions only awards and therefore compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

For the Company’s SAR and Growth Share awards, the grant-date fair value of the awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and risk-free interest rate. We have limited historical data of our own, owing to there only being a public market for our shares following the IPO in July 2021, to utilize in determining our assumptions. As such, for SAR and Growth Share awards granted in fiscal 2021 and 2020, we based our volatility assumption on and that of a selected peer group. Forfeitures are recognized as they occur for all equity awards.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

We principally operate in the UK and North America, although we have significant operations in Europe. Therefore, we are exposed to reporting foreign exchange risk in Pound sterling and Euros.

Accordingly, we have not, to date, used any material financial instruments to mitigate our foreign exchange risk. The directors and management will keep this situation under review. As income is received and suppliers paid in respect of the UK and European operation in Pound sterling or Euros respectively, this acts as a natural hedge against foreign exchange risk.

If the US Dollar had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $33 million lower and approximately $33 million higher, respectively, and net loss would have been approximately $22 million lower and approximately $22 million higher, respectively, for fiscal 2021.

If the Euro had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $6 million lower and approximately $6 million higher, respectively, and net loss would have been approximately $1 million lower and approximately $1 million higher, respectively, for fiscal 2021.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of January 2, 2022, we had $213 million in Cash and cash equivalents on the balance sheet to meet our funding needs.

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

Inflation Risk

Inflation has an impact on food, utility, labor, rent, and other costs which materially impact operations. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

Commodity Price Risks

We are exposed to commodity price risks specially foodstuffs, natural gas and oil. Many of the ingredients we use to prepare our food and beverages are commodities or are affected by the price of other commodities. Factors that affect the price of commodities are generally outside of our control and include foreign currency exchange rates, foreign and domestic supply and demand, inflation, weather, the geopolitical situation, and seasonality.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm (BDO LLP: London, United Kingdom: PCAOB ID # 1295)	73
Consolidated Balance Sheets as of January 2, 2022 and January 3, 2021	74
Consolidated Statements of Operations for the Fiscal Years ended January 2, 2022, January 3, 2021, and December 29, 2019	76
Consolidated Statements of Comprehensive Loss for the Fiscal Years ended January 2, 2022, January 3, 2021, and December 29, 2019	77
Consolidated Statements of Changes in Redeemable Shares and Shareholders’ Equity (Deficit) for the Fiscal Years ended January 2, 2022, January 3, 2021, and December 29, 2019	78
Consolidated Statements of Cash Flows for the Fiscal Years ended January 2, 2022, January 3, 2021, and December 29, 2019	80
Notes to Consolidated Financial Statements	82

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Membership Collective Group Inc.

London, United Kingdom

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Membership Collective Group Inc. (the “Company”) as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, comprehensive loss, changes in redeemable shares and shareholders’ equity (deficit), and cash flows for the 52-week period ended January 2, 2022, the 53-week period ended January 3, 2021 and the 52-week period ended December 29, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2022 and January 3, 2021 and the results of its operations and its cash flows for the 52-week period ended January 2, 2022, the 53-week period ended January 3, 2021 and the 52-week period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO LLP

BDO LLP

We have served as the Company's auditor since 2008

London, United Kingdom

March 16, 2022

Membership Collective Group Inc.

Consolidated Balance Sheets

As of January 2, 2022 and January 3, 2021

	As of
(in thousands, except for par value and share data)	January 2, 2022	January 3, 2021
Assets
Current assets
Cash and cash equivalents	$212,833	$52,887
Restricted cash	7,829	7,083
Accounts receivable, net	19,338	9,659
Inventories	29,697	22,551
Prepaid expenses and other current assets	57,004	43,563
Total current assets	326,701	135,743
Property and equipment, net	684,961	669,650
Operating lease assets	996,991	961,787
Goodwill	214,257	201,482
Other intangible assets, net	132,158	107,844
Equity method investments	23,621	24,102
Deferred tax assets	446	377
Other non-current assets	2,348	3,460
Total non-current assets	2,054,782	1,968,702
Total assets	$2,381,483	$2,104,445
Liabilities, Redeemable Shares and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable	$71,497	$61,540
Accrued liabilities	63,127	72,891
Current portion of deferred revenue	76,866	54,646
Indirect and employee taxes payable	25,289	15,743
Current portion of debt, net of debt issuance costs	6,923	88,802
Current portion of related party loans	21,661	611
Current portion of operating lease liabilities—sites trading less than one year	842	605
Current portion of operating lease liabilities—sites trading more than one year	34,513	26,036
Other current liabilities	29,045	38,584
Total current liabilities	329,763	359,458
Debt, net of current portion and debt issuance costs	459,343	574,580
Property mortgage loans, net of debt issuance costs	115,122	114,798
Related party loans, net of current portion and imputed interest	—	17,595
Operating lease liabilities, net of current portion - sites trading less than one year	174,469	68,708
Operating lease liabilities, net of current portion - sites trading more than one year	941,861	994,849
Finance lease liabilities	72,582	73,558
Financing obligation	75,802	74,161
Deferred revenue, net of current portion	27,518	23,959
Deferred tax liabilities	1,856	1,299
Other non-current liabilities	975	368
Total non-current liabilities	1,869,528	1,943,875
Total liabilities	2,199,291	2,303,333
Commitments and contingencies (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Balance Sheets

As of January 2, 2022 and January 3, 2021

	As of
(in thousands, except for par value and share data)	January 2, 2022	January 3, 2021
Redeemable preferred shares, £1 par value, no shares issued or outstanding as of January 2, 2022; 10,000,000 shares issued and outstanding as of January 3, 2021 (Note 15)	—	14,700
Redeemable C ordinary shares, £1 par value; no shares authorized, issued or outstanding as of January 2, 2022; 25,000,000 shares authorized, 16,435,997 shares issued and outstanding as of January 3, 2021 (Note 16)	—	160,405
Shareholders’ equity (deficit)
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 61,029,730 shares issued and outstanding as of January 2, 2022; no shares authorized, issued or outstanding as of January 3, 2021; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of January 2, 2022; no shares authorized, issued or outstanding as of January 3, 2021	2,025	—

A ordinary shares, £1 par value, no shares authorized, issued or outstanding as of January 2, 2022, 168,286,537 shares authorized, 166,575,991 shares issued and outstanding as of January 3, 2021; B ordinary shares, £0.0001 par value, no shares authorized, issued or outstanding as of January 2, 2022, 4,469,417 shares authorized, issued and outstanding as of January 3, 2021; C ordinary shares, £1 par value, no shares authorized, issued or outstanding as of January 2, 2022, 1,710,546 shares authorized, issued and outstanding as of January 3, 2021; C2 ordinary shares, £1 par value, no shares authorized, issued or outstanding as of January 2, 2022, 10,521,415 shares authorized, issued and outstanding as of January 3, 2021; D ordinary shares, £0.0001 par value, no shares authorized, issued or outstanding as of January 2, 2022, 3,991,256 shares authorized, 2,850,897 issued and outstanding as of January 3, 2021 (Note 14, Note 16 and Note 17)

	—	265,181
Additional paid-in capital	1,189,044	72,755
Accumulated deficit	(1,021,832)	(757,103)
Accumulated other comprehensive income (loss)	6,897	(13,257)
Total shareholders’ equity (deficit) attributable to Membership Collective Group Inc.	176,134	(432,424)
Noncontrolling interest	6,058	58,431
Total shareholders’ equity (deficit)	182,192	(373,993)
Total liabilities, redeemable shares and shareholders’ equity (deficit)	$2,381,483	$2,104,445

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Operations

For the Fiscal Years Ended January 2, 2022, January 3, 2021, and December 29, 2019

	For the Fiscal Year Ended
(in thousands except for per share data)	January 2, 2022	January 3, 2021	December 29, 2019
Revenues
Membership revenues	$189,189	$176,910	$167,582
In-House revenues	217,934	126,774	312,330
Other revenues	153,431	80,692	162,123
Total revenues	560,554	384,376	642,035
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $53,568, $46,386, and $36,278 for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively)	(308,840)	(220,036)	(379,985)
Other operating expenses (exclusive of depreciation and amortization of $23,831, $23,416, and $20,861 for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively)	(167,152)	(109,251)	(144,455)
General and administrative expenses	(89,383)	(74,954)	(75,506)
Pre-opening expenses	(21,294)	(21,058)	(23,437)
Depreciation and amortization	(83,613)	(69,802)	(57,139)
Share-based compensation	(26,660)	(2,618)	—
Foreign exchange (loss) gain, net	(25,541)	3,354	3,465
Other	(26,097)	(44,741)	(23,836)
Total operating expenses	(748,580)	(539,106)	(700,893)
Operating loss	(188,026)	(154,730)	(58,858)
Other (expense) income
Interest expense, net	(84,382)	(77,792)	(64,108)
Gain (loss) on sale of property and other, net	6,837	98	(1,340)
Share of (loss) income of equity method investments	(2,249)	(3,627)	774
Total other expense, net	(79,794)	(81,321)	(64,674)
Loss before income taxes	(267,820)	(236,051)	(123,532)
Income tax (expense) benefit	(894)	776	(4,468)
Net loss	(268,714)	(235,275)	(128,000)
Net loss attributable to noncontrolling interests	3,319	6,814	258
Net loss attributable to Membership Collective Group Inc.	$(265,395)	$(228,461)	$(127,742)
Net loss per share attributable to Class A and Class B common stock
Basic and diluted (Note 17)	$(1.88)	$(1.64)	$(1.01)

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Comprehensive Loss

For the Fiscal Years Ended January 2, 2022, January 3, 2021, and December 29, 2019

	For the Fiscal Year Ended
(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Net loss	$(268,714)	$(235,275)	$(128,000)
Other comprehensive income (loss)
Foreign currency translation adjustment	20,185	(13,283)	(9,205)
Comprehensive loss	(248,529)	(248,558)	(137,205)
Loss attributable to noncontrolling interest	3,319	6,814	258
Foreign currency translation adjustment attributable to noncontrolling interest	(31)	(122)	(47)
Total comprehensive loss attributable to Membership Collective Group Inc.	$(245,241)	$(241,866)	$(136,994)

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Changes in Redeemable Shares and Shareholders’ Equity (Deficit)

For the Fiscal Years Ended January 2, 2022, January 3, 2021, and December 29, 2019

(in thousands)	Soho House Holdings Limited Redeemable Preferred Shares	Soho House Holdings Limited Redeemable C Ordinary Shares	Soho House Holdings Limited Ordinary Shares	Membership Collective Group Inc. Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ (Deficit) Equity Attributable to Membership Collective Group Inc.	Noncontrolling Interest	Total Shareholders’ (Deficit) Equity

As of December 30, 2018	$29,700	$-	$258,804	$-	$22,930	$(400,536)	$9,231	$(109,571)	$2,057	$(107,514)
Net loss	—	—	—	—	—	(127,742)	—	(127,742)	(258)	(128,000)
Noncontrolling interest related to the Scorpios Acquisition (Note 3)	—	—	—	—	—	—	—	—	24,081	24,081
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1,484)	(1,484)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	11,211	11,211
Dividends paid on SHHL redeemable preferred shares	—	—	—	—	—	(364)	—	(364)	—	(364)
Redemption of SHHL redeemable preferred shares	(15,000)	—	—	—	—	—	—	—	—	—
Issuance of SHHL redeemable C ordinary shares	—	65,150	—	—	—	—	—	—	—	—
Conversion of SHHL A ordinary shares into SHHL redeemable C ordinary shares	—	5,000	(582)	—	(4,418)	—	—	(5,000)	—	(5,000)
SHHL redeemable C ordinary shares issuance costs	—	(2,734)	—	—	—	—	—	—	—	—
Issuance of SHHL C2 ordinary shares	—	—	4,310	—	30,690	—	—	35,000	—	35,000
SHHL C2 ordinary shares issuance costs	—	—	—	—	(741)	—	—	(741)	—	(741)
Net change in cumulative translation adjustment	—	—	—	—	—	—	(9,205)	(9,205)	47	(9,158)
As of December 29, 2019	$14,700	$67,416	$262,532	$-	$48,461	$(528,642)	$26	$(217,623)	$35,654	$(181,969)
Net loss	—	—	—	—	—	(228,461)	—	(228,461)	(6,814)	(235,275)
Noncontrolling interest related to the Soho Restaurants Limited reorganization (Note 3)	—	—	—	—	—	—	—	—	2,095	2,095
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(465)	(465)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	27,839	27,839
Payment received for vested SHHL B ordinary shares	—	—	—	—	1,913	—	—	1,913	—	1,913
Conversion of related party loan to SHHL A ordinary shares	—	—	2,649	—	19,763	—	—	22,412	—	22,412
Issuance of SHHL redeemable C ordinary shares	—	94,000	—	—	—	—	—	—	—	—
Conversion of SHHL A ordinary shares into SHHL C ordinary shares	—	—	—	—	—	—	—	—	—	—
SHHL redeemable C ordinary shares issuance costs	—	(1,011)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,618	—	—	2,618	—	2,618
Net change in cumulative translation adjustment	—	—	—	—	—	—	(13,283)	(13,283)	122	(13,161)
As of January 3, 2021	$14,700	$160,405	$265,181	$-	$72,755	$(757,103)	$(13,257)	$(432,424)	$58,431	$(373,993)

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Changes in Redeemable Shares and Shareholders’ Equity (Deficit)

For the Fiscal Years Ended January 2, 2022, January 3, 2021, and December 29, 2019

(in thousands)	Soho House Holdings Limited Redeemable Preferred Shares	Soho House Holdings Limited Redeemable C Ordinary Shares	Soho House Holdings Limited Ordinary Shares	Membership Collective Group Inc. Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ (Deficit) Equity Attributable to Membership Collective Group Inc.	Noncontrolling Interest	Total Shareholders’ (Deficit) Equity

As of January 3, 2021	$14,700	$160,405	$265,181	$—	$72,755	$(757,103)	$(13,257)	$(432,424)	$58,431	$(373,993)
Net loss	—	—	—	—	—	(265,395)	—	(265,395)	(3,319)	(268,714)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(700)	(700)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	644	644
Issuance of senior convertible preference shares (Note 15)	175,000	—	—	—	—	—	—	—	—	—
Senior convertible preference shares issuance costs	(13,426)	—	—	—	—	—	—	—	—	—
Non-cash dividends on senior convertible preference shares	4,335	—	—	—	(4,335)	—	—	(4,335)	—	(4,335)
Proceeds from issuance of SHHL redeemable C ordinary shares (Note 16)	—	47,000	—	—	—	—	—	—	—	—
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition (Note 3)	—	—	905	—	7,795	—	—	8,700	—	8,700
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition (Note 3)	—	—	130	—	1,120	—	—	1,250	—	1,250
Purchase of noncontrolling interests (Note 3)	—	—	6,405	—	33,821	—	—	40,226	(49,029)	(8,803)
SHHL C2 ordinary shares issued in connection with the LINE and Saguaro Acquisition (Note 3)	—	—	2,644	—	23,001	—	—	25,645	—	25,645
Accretion of redeemable preferred shares to redemption value, net of foreign currency remeasurement gains	5,197	—	—	—	(5,863)	666	—	(5,197)	—	(5,197)
Effect of the Reorganization Transactions (Note 1)	—	(207,405)	(275,265)	1,564	481,106	—	—	207,405	—	207,405
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	306	387,232	—	—	387,538	—	387,538
Conversion of senior convertible preference shares into Class A common stock	(165,907)	—	—	155	165,752	—	—	165,907	—	165,907
Redemption of the May 2016 preferred shares	(19,899)	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	26,660	—	—	26,660	—	26,660
Net change in cumulative translation adjustment	—	—	—	—	—	—	20,154	20,154	31	20,185
As of January 2, 2022	$-	$-	$-	$2,025	$1,189,044	$(1,021,832)	$6,897	$176,134	$6,058	$182,192

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended January 2, 2022, January 3, 2021, and December 29, 2019

	For the Fiscal Year Ended
(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Cash flows from operating activities
Net loss	$(268,714)	$(235,275)	$(128,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	83,613	69,802	57,139
Share-based compensation	26,660	2,618	—
Deferred tax benefit	(273)	(1,341)	(136)
(Gain) loss on disposal of property, equipment, and other, net, and write-off of project costs	(6,837)	2,264	1,947
Increase in provision for Soho Restaurants Limited loan and receivables	—	—	10,210
Share of loss (profit) of equity method investments	2,249	3,627	(774)
Amortization of debt issuance costs	4,632	5,779	5,788
Loss on debt extinguishment	14,126	—	412
Imputed interest on interest free related party loans	—	1,608	2,002
PIK interest settled on extinguishment, net of non-cash interest	(57,634)	25,717	13,717
Distributions from equity method investees	601	846	1,530
Foreign exchange loss (gain), net	25,541	(3,354)	(3,465)
Guarantee provision	—	5,011	—
Changes in assets and liabilities:
Accounts receivable	(5,860)	10,582	(18,531)
Inventories	(7,561)	6,966	(8,750)
Operating leases, net	26,973	42,702	33,916
Other operating assets	(19,379)	(1,804)	11,576
Deferred revenue	27,251	3,297	13,904
Accounts payable and accrued and other liabilities	27,193	22,726	5,236
Net cash used in operating activities	(127,419)	(38,229)	(2,279)
Cash flows from investing activities
Purchase of property and equipment	(90,812)	(128,939)	(147,955)
Proceeds from sale of property and equipment	—	—	47
Purchase of intangible assets	(12,270)	(10,501)	(13,746)
Acquisition of subsidiaries, net of cash acquired (Note 3)	559	1,138	(49,138)
Acquisition of noncontrolling interests (Note 3)	(8,803)	—	—
Investments in equity method investees (Note 5)	(7,813)	(1,568)	(201)
Property and casualty insurance proceeds received	—	—	216
Net cash used in investing activities	(119,139)	(139,870)	(210,777)
Cash flows from financing activities
Repayment of borrowings (Note 12)	(613,984)	(819)	(119,560)
Payment for debt extinguishment costs (Note 12)	(9,109)	—	—
Issuance of related party loans	4,014	513	18,598
Repayment of related party loans	—	—	(16,614)
Proceeds from borrowings (Note 12)	465,948	55,112	223,625
Payments for debt issuance costs	(13,251)	(904)	(7,664)
Proceeds from finance leases	—	104	226
Principal payments on finance leases	(281)	(230)	(282)
Proceeds from financing obligation	—	3,652	23,798
Principal payments on financing obligation	(1,334)	—	(1,709)
Distributions to noncontrolling interest	(700)	(465)	(1,484)
Contributions from noncontrolling interest	644	27,839	11,211
Dividends paid on redeemable preferred shares	—	—	(364)
Payment received for vested SHHL B ordinary shares	—	1,913	—
Senior convertible preference shares issued, net of issuance costs (Note 15)	161,574	—	—
Proceeds from issuance of SHHL redeemable C ordinary shares, net of issuance costs (Note 16)	47,000	92,989	82,177
Redeemable preferred shares redeemed (Note 15)	(19,899)	—	(15,000)
Proceeds from initial public offering, net of offering costs (Note 1)	387,538	—	—
Net cash provided by financing activities	408,160	179,704	196,958
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(910)	2,050	956
Net increase (decrease) in cash and cash equivalents, and restricted cash	160,692	3,655	(15,142)

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended January 2, 2022, January 3, 2021, and December 29, 2019

	For the Fiscal Year Ended
(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Cash, cash equivalents and restricted cash
Beginning of year	59,970	56,315	71,457
End of year	$220,662	$59,970	$56,315
Supplemental disclosures:
Cash paid for interest (including settlement of paid-in-kind interest)	$130,263	$28,543	$42,740
Cash paid for income taxes	310	1,697	5,810
Supplemental disclosures of non-cash investing and financing activities:
Conversion of senior convertible preference shares to Class A common stock, including deemed dividend upon conversion of $51,469 (Note 15)	$165,907	$—	$—
SHHL C2 ordinary shares issued in exchange for acquisitions of businesses and noncontrolling interests (Note 3)	75,825	—	—
Conversion of related party loan to SHHL A ordinary shares	—	22,412	—
Operating lease assets obtained in exchange for new operating lease liabilities	170,105	67,235	343,558
Non-cash dividends on senior convertible preference shares (Note 15)	4,335	—	—
Contingent consideration for Scorpios Acquisition (Note 3)	—	—	1,231
Non-cash additions to equity-method investments (Note 5)	—	—	8,732
Accrued capital expenditures	6,422	11,723	18,738

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

1.
Nature of the Business

Membership Collective Group Inc. (“MCG”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change. Our members engage with us through our global portfolio of 33 Soho Houses, 9 Soho Works Clubs, The Ned in London, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels. Since the opening of our House in the Soho district of London in 1995, we have successfully identified the demand for a premium membership offering that caters to a progressive, creative and diverse global audience. As of January 2, 2022, we are a community of more than 155,800 creative and loyal individuals, each of whom pays an annual membership fee for access to a network of distinctive and carefully curated Houses, across North America, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including our app (the "SH.APP") and our website. Annually, we host thousands of physical and digital member events worldwide, spanning film, fashion, art, food and drink, well-being, work and music – and help our members forge connections to bring them closer together.

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

During periods preceding the IPO that are presented in these consolidated financial statements, our business was conducted through SHHL, a Jersey, Channel Islands private limited company, and its subsidiaries and joint ventures. As a result of the Reorganization Transactions, SHHL became a wholly-owned subsidiary of MCG. Such transactions were accounted for as a reorganization and, therefore, the consolidated financial statements of MCG in periods after the IPO recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical financial statements of SHHL.

The consolidated entity presented is referred to herein as “MCG”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).The preparation of the financial statements in conformity with US GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. The Company's significant estimates relate to the valuation of financial instruments, equity method investments, the measurement of

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

goodwill and intangible assets, contingent liabilities, income taxes, leases, long-lived assets and the period over which revenue from one-time member registration fees is recognized. Although the estimates have been prepared using management's best judgment and management believes that the estimates used are reasonable, actual results could differ from those estimates and such differences could be material.

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

Our 2019 fiscal year ended on December 29, 2019 ("Fiscal 2019"), our 2020 fiscal year ended on January 3, 2021 ("Fiscal 2020"), and our 2021 fiscal year ended on January 2, 2022 ("Fiscal 2021"). Fiscal 2019 was a 52-week year, Fiscal 2020 was a 53-week year, and Fiscal 2021 was a 52-week year.

The consolidated statement of operations and consolidated statement of comprehensive loss for the fiscal year ended January 2, 2022 includes the correction of an error related to the Company’s consolidated financial statements for the fiscal years ended January 3, 2021 and December 29, 2019. The error relates to the correction of a consolidating adjustment for foreign currency transaction gains of $13 million in the fiscal year ended January 3, 2021 and $4 million in the fiscal year ended December 29, 2019. The correction of this error is presented within other in the consolidated statement of operations for the fiscal year ended January 2, 2022 and within foreign currency translation adjustment in the consolidated statement of comprehensive loss for the fiscal year ended January 2, 2022.

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on previously reported net loss or cash flows, and no material impact on financial position.

Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for at least a period of 12 months after the date these financial statements are issued, and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the fiscal year ended January 2, 2022, the Company incurred a consolidated net loss of $269 million. During the fiscal year ended January 2, 2022, the Company had negative cash flow from operations of $127 million. As of January 2, 2022, the Company had an accumulated deficit balance of $1,022 million. As of January 2, 2022, the Company had a cash and cash equivalents balance of $213 million, and a restricted cash balance of $8 million.

In addition, the COVID-19 pandemic has continued to significantly impact our business and we have had to temporarily close some or all of our Houses, hotels and public restaurants, at different times due to the ongoing effects of the pandemic, which has and will continue to have an impact on our revenues. At the date of issuance of these consolidated financial statements, our Houses are open where possible.

In assessing the going concern basis of preparation of the consolidated financial statements for the fiscal year ended January 2, 2022, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the continued availability of committed and accessible working capital to the Company.

We have considered the impact of the COVID-19 pandemic on the Company and the resultant global economic uncertainties and have undertaken a re-assessment of the cash flow forecasts covering a period of at least 12 months from the date these financial statements are issued. Cash flow forecasts have been prepared based on a range of scenarios including, but not limited to, no further debt or equity funding, the timing of a full re-opening of our Houses staggered and/or deferred to the end of the calendar year, cost reductions, both limited and extensive, and a combination of these different scenarios. We have assessed the sensitivity analysis on cash flows, and in order to finance these cash flow forecasts, we have completed a series of positive financing events during Fiscal 2021, including issuance of new senior secured notes in an aggregate amount equal to $295 million, €62 million ($73 million) and £53 million ($73 million), issuance of $175 million of senior convertible preference shares, and completion of our IPO for net proceeds of $388 million after deducting underwriting discounts and other offering costs (including net proceeds from the partial exercise of the overallotment option). The senior secured notes include an option (which expires on March 31, 2022) for the Company to issue additional notes in an aggregate amount of up to $100 million on or prior to March 31, 2022. The Company exercised this option on

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

March 9, 2022; see Note 23, Subsequent Events. The proceeds from the senior secured notes and senior convertible preference shares have been used to repay all amounts outstanding under the Permira Senior Facility and the US government-backed bank loan. The proceeds from the IPO were used to repay the outstanding principal balance of our revolving credit facility of $98 million, which remains in place as a source of additional liquidity if required, and to pay the redemption price of outstanding redeemable preferred shares, with the remainder to be used for general corporate purposes, including working capital needs. See Note 12, Debt, and Note 15, SHHL Redeemable Preferred Shares, for additional information.

We believe that the completed working capital events, our projected cash flows and the actions available to management to further control expenditure, as necessary, provide the Company with sufficient working capital (including cash and cash equivalents) to achieve its plans to recover from the impact of the pandemic, subject to the following key factors:

•
the continued access to Houses in a manner that is compliant with local laws and regulations, including the relaxing of mandatory capacity constraints, as well as anticipated demand;
•
the level of in-House sales activity (primarily sales of food and beverage) that, even after opening, may be subject to reduced capacity as a result of any on-going restrictions;
•
the continued high level of membership retention and renewals (which has been evidenced throughout the pandemic); and
•
the implementation of cost reduction measures that are aligned with the anticipated levels of capacity.

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

Based on the available cash as a result of completed financing events discussed above, and the measures that have been put in place to control costs, we believe that the Company is able to continue in operational existence, meet its liabilities as they fall due, operate within its existing facilities, and meet all of its covenant requirements for a period of at least 12 months from the date these financial statements are issued.

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the consolidated financial statements for the fiscal year ended January 2, 2022.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Membership Collective Group Inc. and its subsidiaries, as well as certain consolidated variable interest entities (“VIEs”) for which the Company is considered the primary beneficiary (see Note 4, Consolidated Variable Interest Entities). Other parties’ interests in entities that the Company consolidates are reported as noncontrolling interests within shareholders’ deficit. Net loss and each component of other comprehensive (loss) income are attributed to the owners of the Company and to any noncontrolling interests. All intra-company assets and liabilities, equity, income, expenses and cash flows are eliminated in full on consolidation.

Equity Method Investments

The Company’s equity method investments consist of investments in which the Company does not control the investee but can exert significant influence over the financial and operating policies, as well as joint ventures where there is joint control (and in both cases if the investee is a VIE, where the Company is not the primary beneficiary of the VIE). The ability to exert significant influence is generally considered to exist when the Company owns between 20% and 50% of voting equity securities of the investee, in the case of corporate entities.

When the Company sells an interest in a subsidiary which then becomes an equity method investment, the retained interest is remeasured at fair value.

Investments are initially recognized at cost when purchased for cash, or at the fair value of shares received when acquired. The investments are subsequently carried at cost adjusted for the Company’s share of net income or loss and other changes in

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

comprehensive income (loss) of the joint venture, less any dividends or distributions received by the Company. The investments are presented as equity method investments in the consolidated balance sheets. Income or loss from these investments is recorded as a separate line item in the consolidated statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. Where distributions from equity-method investees and the Company’s share of investee losses are in excess of the carrying amount of the investment (including, where applicable, advances made by the Company to the investee), after the Company’s equity-method investment balance is reduced to zero, additional losses are recognized to the extent that the Company has guaranteed the investee’s obligations or has otherwise incurred legal or constructive obligations or has made payments on behalf of the investee.

The Company considers whether its equity method investments are impaired when events or circumstances suggest that the carrying amount may not be recoverable. An impairment charge is recognized in the consolidated statements of operations for a decline in value that is determined to be other-than-temporary. Once a determination is made that an other-than-temporary impairment exists, the investment is written down to its fair value. There were no other-than-temporary impairments recorded during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019.

Variable Interest Entities

The Company analyzes its variable interests, including loans, guarantees, and equity investments, to determine if the entity in which the Company has a variable interest is a VIE. For those entities determined to be VIEs a quantitative and qualitative analysis is performed to determine if the Company will be deemed the primary beneficiary. The primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE. A controlling financial interest is defined as one that has i) the power to direct the activities of the VIE that most significantly impact its economic performance and ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, ownership interest, operating, management and financial agreements. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affect the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

The Company consolidates those entities in which it is determined to be the primary beneficiary. If the Company is not determined to be the primary beneficiary but can exercise significant influence over these entities, these investments are accounted for under the equity method of accounting.

Concentration of Credit Risk

Credit risk is the risk of loss from amounts owed by customers and financial counterparties. Credit risk can occur at multiple levels; as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject the Company to credit risk consist of cash, cash equivalents, restricted cash, accounts receivable, and other receivables.

The Company maintains cash, cash equivalents, and restricted cash with major financial institutions. The Company’s cash, cash equivalents, and restricted cash consist of bank deposits held with banks that, at times, exceed federally insured limits. The Company limits its credit risk by dealing with counterparties that are considered to be of high credit quality.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and all highly liquid investments with original maturities, when purchased, of three months or less.

Restricted Cash

Restricted cash represents cash that is not available to the Company due to restrictions related to its use. As of January 2, 2022 and January 3, 2021, restricted cash related primarily to balances with the Company’s payments service provider, financing arrangements for the Soho Beach House in Miami, and security deposits.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows.

	As of
(in thousands)	January 2, 2022	January 3, 2021
Cash and cash equivalents	$212,833	$52,887
Restricted cash in current assets	7,829	7,083
Total cash, cash equivalents, and restricted cash shown on the consolidated statement of cash flows	$220,662	$59,970

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include amounts due from customers in connection with the Company’s in-house building service whereby the Company extends credit, generally without requiring collateral, based on its evaluation of the customer’s financial condition. Accounts receivable also include amounts due from customers, guests and members relating to services rendered. Any allowance for doubtful accounts includes management’s estimate of the amounts expected to be uncollectible on specific accounts receivable, taking into account the creditworthiness of the counterparty, the aging of the outstanding balance, and historical recoverability patterns. Allowance for doubtful accounts was $3 million as of January 2, 2022 and $3 million as of January 3, 2021.

While the Company has a concentration of credit risk in relation to certain customers, this risk is mitigated by payments on account and credit checks on customers. Typically, accounts receivable have terms ranging from 0-60 days and do not bear interest. As of January 2, 2022, there were two customers which individually accounted for more than 10% of trade receivables (16% and 10%); there were no customers which individually accounted for more than 10% of revenue during the fiscal year then ended. As of January 3, 2021, there was one customer which individually accounted for more than 10% of trade receivables (13%); there were no customers which individually accounted for more than 10% of revenue during the fiscal year then ended.

Inventories

Inventories are valued at the lower of cost or net realizable value and cost is determined using a weighted-average cost method. Inventories consist of raw materials, service stock and supplies (primarily food and beverage), and finished goods which are externally sourced. Raw materials and service stock and supplies totaled $8 million and $8 million as of January 2, 2022 and January 3, 2021, respectively. Finished goods totaled $22 million and $15 million as of January 2, 2022 and January 3, 2021, respectively. The Company records a reserve for obsolete or unusable inventory, where applicable. The reserve was zero and less than $1 million as of January 2, 2022 and January 3, 2021, respectively.

Property and Equipment

Property and equipment relate to buildings for owned Houses, leasehold improvements for leased Houses, fixtures and fittings and other office equipment. Property and equipment are recorded at cost, or if acquired in a business combination, at fair value as of the acquisition date, less accumulated depreciation. Costs of improvements that extend the economic life or improve service potential are capitalized. Capitalized costs are depreciated over the assets’ estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in (gain) loss on sale of property and other, net.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows:

Buildings	50-100 years
Leasehold improvements	Lesser of useful life or remaining lease term
Fixtures and fittings	2-5 years
Office equipment and other	2-4 years
Finance lease property	Reasonably assured lease term

Depreciation expense is included in depreciation and amortization in the accompanying consolidated statements of operations.

Assets under construction relate mainly to the build out of future Houses, are stated at cost and depreciation begins when the asset is placed in service. For property under construction, the Company capitalizes all specifically identifiable costs related to development

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

activities, as well as interest costs incurred while activities necessary to get the property ready for its intended use are in progress. During the fiscal years ended January 2, 2022 and January 3, 2021, the capitalized interest was immaterial. During the fiscal year ended December 29, 2019, the Company capitalized interest totaling $4 million.

Impairment of Property and Equipment

The Company reviews its property and equipment for impairment indicators at each reporting date. Impairment losses are required to be recorded for long-lived assets to be held and used by the Company when indicators of impairment are present and the carrying value of the assets exceeds the future undiscounted cash flows estimated to be generated by those assets. When an asset group to be held and used by the Company is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value. Recoverability of long-lived assets is measured by comparison of (i) the carrying amount of assets to (ii) the future undiscounted cash flows that the assets are expected to generate over their remaining lives. If the carrying amount of the assets is not recoverable, the amount of impairment, if any, is measured as the difference between the carrying value and the fair value of the impaired assets. If the Company determines that the remaining useful life is shorter than originally estimated, it amortizes the remaining carrying value over the new shorter useful life. No impairment losses were recorded during the fiscal year ended January 2, 2022. Impairment losses were less than $1 million during each of the fiscal years ended January 3, 2021 and December 29, 2019.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. The consideration transferred in a business combination is measured as the aggregate of the acquisition date fair values of the assets transferred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable tangible and intangible assets acquired and liabilities assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total consideration transferred, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the consideration transferred is less than the fair value of the net assets of the acquiree, the difference is recognized directly in the consolidated statements of operations as a gain. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed. See Note 3, Acquisitions, for additional information.

Transactions between entities under common control are excluded from the scope of the business combinations guidance. The Company accounts for transfers of assets, net assets or equity interests between entities under common control prospectively at their carrying values.

Intangible Assets with Finite Useful Lives

The Company has certain finite lived intangible assets that were initially recorded at their fair values. These intangible assets consist primarily of brand names, membership lists, hotel management agreements, internally developed software and trademarks. Intangible assets with finite useful lives, which have a weighted-average life of 18 years, are amortized using the straight-line method over their estimated useful lives.

All finite lived intangible assets are reviewed for impairment when circumstances indicate that their carrying amounts may not be recoverable; for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. The Company evaluates recoverability of a finite lived intangible asset by comparing its carrying value to its estimated fair value, which is determined through the income approach, the market approach or another appropriate method based on the circumstances. If a finite lived intangible asset’s estimated current fair value is less than its respective carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss in the consolidated statements of operations.

During Fiscal 2020, House closures and uncertainties surrounding re-opening procedures associated with the COVID-19 pandemic constituted a triggering event for testing whether intangible assets were impaired. The Company performed a quantitative assessment as of the first quarter of Fiscal 2020. No impairment losses were recorded during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Costs incurred during the application development stage for internal-use software are capitalized. Capitalized website development costs and internal-use software costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software.

Goodwill

In January 2012, affiliates of the Yucaipa Companies, LLC acquired 58.9% of the outstanding equity interests of the entity which subsequently became Soho House Holdings Limited through a series of transactions. The Acquisition was accounted for using the acquisition method of accounting, which resulted in a new basis for the assets acquired and liabilities assumed and the recognition of goodwill. In addition, the Company recognized goodwill as a result of the acquisition of a business in Mykonos, Greece during the fiscal year ended December 29, 2019, as well as the acquisition of a controlling interest in Soho House—Cipura (Miami), LLC ("Cipura") and the companies that together operate existing and future "The LINE" and "Saguaro" hotels in the United States during the fiscal year ended January 2, 2022. See Note 3, Acquisitions, for additional information.

Goodwill is not amortized, but instead is tested for impairment annually. The Company assesses goodwill for potential impairment on the first day of the fourth fiscal quarter, or during the year if an event or other circumstances indicate that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. The Company identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager who regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit(s) associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. As of January 2, 2022 and January 3, 2021, the Company had seven and five reporting units with a goodwill balance, respectively.

In evaluating goodwill for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. Qualitative factors that the Company considers include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If the Company bypasses the qualitative assessment or concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a quantitative goodwill impairment test is performed to identify potential goodwill impairment and measure the amount of goodwill impairment that will be recognized, if any.

When performing the quantitative goodwill impairment test, the Company compares the estimated fair value of each of its reporting units with their respective carrying values. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If, however, the estimated fair value of a reporting unit is less than its carrying amount, the excess of the carrying value of the reporting unit over its fair value is recognized as a goodwill impairment. When performing a quantitative goodwill impairment assessment, the estimated fair value of a reporting unit is calculated using the income approach and the market approach. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected net working capital and capital expenditure requirements; and estimated discount rates. For the market approach, the Company relies upon valuation multiples derived from stock prices and enterprise values of publicly-traded companies that are comparable to the reporting units being evaluated.

While the Company tests its goodwill for impairment at least annually, it will test its goodwill for impairment if an event occurs or circumstances change which are considered to be a triggering event that would more likely than not reduce a reporting unit’s fair value below its carrying amount. In Fiscal 2019, the Company performed a qualitative assessment for impairment on each reporting unit's goodwill and determined that no goodwill impairment existed. In Fiscal 2020, House closures and uncertainties surrounding re-opening procedures associated with the COVID-19 pandemic constituted a triggering event for testing whether goodwill was impaired. The Company performed a quantitative assessment as of the first quarter of Fiscal 2020 and determined that no goodwill impairment existed. As of the first day of the fourth quarter of Fiscal 2020, the Company performed a qualitative goodwill assessment and concluded it was more likely than not that the fair value of the Company’s reporting units which carry goodwill exceeds their respective carrying amounts. In Fiscal 2021, the Company performed a quantitative impairment assessment for two reporting units and a qualitative assessment for the remaining five reporting units; based on these assessments, the Company determined that no goodwill impairment existed.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Leases

The Company has entered into lease agreements for its Houses, hotels, restaurants, spas and other properties. The Company accounts for its leases under ASU 2016-02, Leases (Topic 842).

The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter, if the leases are modified. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using a portfolio approach based on the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in other in-house operating expenses and other operating expenses in the consolidated statements of operations.

The Company recognizes the amortization of the right-of-use asset for its finance leases on a straight-line basis over the reasonably assured lease term in depreciation and amortization in the consolidated statements of operations. The interest expense related to finance leases is recognized using the effective interest method and is included within interest expense, net.

For all leases, rent payments that are based on a fixed index or rate at the lease commencement date are included in the measurement of right-of-use assets and lease liabilities at the lease commencement date. Rent payments that vary based on the outcome of future indices, rates, or the Company’s revenues are expensed in the period incurred.

The Company has previously elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, which varies based on future outcomes, and thus is recognized in rent expense when incurred. In addition, the Company elected to exclude short-term leases, or leases with a term of 12 months or less that do not contain a purchase option that the Company is reasonably certain to exercise, from the right-of-use asset and lease liability balances.

As part of our overall plan to improve liquidity during the COVID-19 pandemic, the Company negotiated with certain lessors to defer or waive certain rent payments on leased buildings. Cash payment deferrals and waivers have been separately recorded in the period arrangements occurred, and therefore, there have been no remeasurements to the lease liabilities and right-of-use assets associated with the sites that received concessions. The Company accounted for the deferrals of lease payments as if there are no changes in the lease contract. Deferred amounts have been recognized in accounts payable and subsequent reversals will occur once the payments are made. As of January 2, 2022 and January 3, 2021, $12 million and $20 million, respectively, is recorded in accounts payable in the consolidated balance sheets related to deferred lease payments.

Sale Leaseback Transactions

The Company accounts for a transaction as a sale of an asset and a leaseback of that asset only if the buyer-lessor obtains control of the asset in accordance with the provisions of ASC 606, Revenue from Contracts with Customers (Topic 606). In these circumstances, the Company (as the seller-lessee) derecognizes the carrying amount of the asset, recognizes the transaction price for the sale, and accounts for the lease in accordance with Topic 842. When a sale and leaseback transaction does not qualify for sale accounting, the Company does not derecognize the underlying asset and accounts for the transaction as a financing obligation.

Debt Issuance Costs

Debt issuance costs relate to the Company’s debt instruments. These costs are reflected as a deduction from the carrying amount of the related debt instrument, with the exception of the Company’s revolving credit facility, for which debt issuance costs are reflected as a current asset following repayment in full of the amount drawn under the facility during the fiscal year ended January 2, 2022. Debt issuance costs are deferred and amortized over the term of the related debt instrument using the effective interest method. As of January 2, 2022 and January 3, 2021, these costs totaled $13 million (including $1 million presented within prepaid expenses and other current assets) and $9 million, respectively. Amortization expense associated with debt issuance costs (excluding write-offs recognized upon extinguishment of debt), which is included within interest expense, net, totaled $5 million, $6 million, and $6 million for the fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019, respectively.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Fair Value Measurements

The Company has various financial instruments measured at fair value on a periodic basis for disclosure purposes. See Note 13, Fair Value Measurements, for further information. The Company also applies the fair value measurement framework to various nonrecurring measurements for its financial and nonfinancial assets and liabilities.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (an exit price). The Company uses the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability and may be considered observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-tier hierarchy of inputs is summarized below.

Level 1 Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 Valuation is based upon quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3 Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. Proper classification of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

Revenue Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for purposes of recognizing revenue. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. There is no variable consideration or obligations for returns or refunds, and no other related obligations in the Company’s contracts.

Payment terms and conditions vary by contract type and may include a requirement of payment up to 45 days (as described further below). In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component.

The Company’s revenues are primarily derived from the following sources and are recognized when or as the Company satisfies a performance obligation by transferring a good or service to a customer.

Membership Revenues

Membership revenues are comprised of annual membership fees and one-time initial registration fees.

Memberships are offered on an annual basis for access to Houses. Annual membership fees are paid annually, quarterly or monthly and are deferred and recognized over the term to which the payment relates. Revenue is measured based on the amount invoiced for the member’s annual membership fee. The current portion of deferred revenue relates primarily to annual membership fees. There is no non-current deferred revenue relating to annual membership fees.

One-time registration fees are non-refundable and are invoiced to the member on their acceptance of membership. Such registration fees are recognized as non-current deferred revenue upon payment, and are recognized as revenue over the estimated average membership life of 20 years. Registration fees of $2 million, $1 million, and $1 million were recognized as revenue in the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 respectively. As of January 2, 2022 and January 3, 2021, current

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

deferred revenue related to one-time registration fees totaled $2 million and $1 million, respectively, and non-current deferred revenue related to such fees totaled $28 million and $24 million, respectively.

In-House Revenues

In-House revenues represent all revenues generated within our Houses and primarily include revenues from food and beverage, accommodation, and spa products and treatments.

Revenue from food and beverage sales in the Company’s Houses is measured based on the amount invoiced for food and beverage purchased by the customer. Revenues are recognized when the goods are consumed. Payment is collected from the customer at the same time as the performance obligation is satisfied and, therefore, there are no material receivables, contract assets or contract liabilities related to food and beverage sales.

Hotel accommodation revenue is recognized when the rooms are occupied. Revenue is measured based on the amount invoiced for the room as specified in the contract when the room booking is made. Deposits received in advance of the hotel accommodation are deferred as contract liabilities and recognized as revenue when the customer occupies the room. As of January 2, 2022 and January 3, 2021, advance deposits of $9 million and $7 million, respectively, were recorded as accrued liabilities on the consolidated balance sheets.

Retail sales represent sales of goods and services, including from spas and cinema properties. Revenue from these transactions is recognized at the point in time when the goods and services have been delivered or rendered. Sales made online include shipping revenue and are recognized on dispatch to the customer. Payment terms with respect to retail sales and wholesale sales range from immediate payment at point of sale up to approximately 45 days. Amounts invoiced to customers for completed sales are recorded within accounts receivable on the consolidated balance sheets.

Other Revenues

Other revenues include all revenues that are not generated within our Houses. This includes revenues from Scorpios, Soho Works and our stand-alone restaurants, procurement fees from Soho House Design ("SHD"), Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses, as well as management fees from the Ned. For further information regarding the Company’s relationship with The Ned, refer to Note 4, Consolidated Variable Interest Entities.

Revenue recognized from Soho House Design totaled $13 million, $14 million, and $23 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. During the fiscal year ended December 29, 2019, Soho House Design ceased providing build-out services as a result of the Company’s decision to shift strategic focus to the higher-margin design services. Some of SHD’s build-out and design services are provided as part of the Company’s in-house development activities (including to certain related parties as described in Note 22, Related Parties), which do not generate revenues from third parties. The percentage of Soho House Design revenues relating to build-out and design contracts from unaffiliated third parties was 7% and 11% during the fiscal years ended January 2, 2022 and December 29, 2019, respectively. Soho House Design’s revenues relating to build-out and design contracts from unaffiliated third parties were immaterial during the fiscal year ended January 3, 2021.

Build-out and design contracts consist of a single performance obligation which is satisfied over time as the design and build work is completed and verified by third party contractors against specified contract milestones (output method of progress). The Company invoices for the work completed in accordance with the payment terms of the customer’s contract.

Sponsorship income is recognized upon the successful completion of the related event. Food and beverage sales from restaurants not located in one of the Company’s Houses or hotels are recognized in a manner similar to In-House food and beverage sales, as previously described.

Practical Expedients

The Company applies the practical expedient not to disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue. In addition, the Company applies the practical expedient and does not disclose information about remaining performance obligations for contracts that have original expected durations of one year or less.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

In-House Operating Expenses and Other Operating Expenses

In-House operating expenses represent the cost of sales of our In-House revenues and consist primarily of the cost of food and beverage products, employee-related costs for In-House staff members, rent expense, and utility costs. Other operating expenses represent the cost of sales of our Other revenues and consist primarily of the cost of retail products, food and beverage product costs associated with non-House restaurant operations, and employee-related costs for non-House staff members.

Government Grants

Throughout Fiscal 2020, as a result of impacts from the COVID-19 pandemic, governmental agencies in the United Kingdom and other European countries provided the Company grants primarily to support payroll needs. These government grants are exclusive of funds received (and eventually paid off) under the Paycheck Protection Program enacted by the U.S. Coronavirus Aid, Relief, and Economic Security Act, which were accounted for as a borrowing (refer to Note 12, Debt, for more information). Government grants are recognized when there is reasonable assurance that cash will be received and that conditions attached to the grant have been met. Such government grants totaled $21 million during the fiscal year ended January 2, 2022 and are presented as a reduction of payroll expenses within in-House operating expenses ($17 million), other operating expenses ($3 million) and general and administrative expense ($1 million) on the consolidated statements of operations. During the fiscal year ended January 3, 2021, government grants totaled $26 million and were presented as a reduction of payroll expenses within in-House operating expenses ($19 million), other operating expenses ($4 million) and general and administrative expense ($3 million) on the consolidated statements of operations.

Interest Expense

Interest expense is charged to the consolidated statements of operations over the term of the debt such that the amount charged is at a constant rate on the carrying amount (i.e. using the effective interest method). Interest expense includes the amortization of debt issuance costs, which are initially recognized as a reduction in the proceeds of the associated debt instrument, and interest expense on finance leases.

Business Interruption and Other Insurance Claims

The Company maintains insurance policies to cover business interruption and property damage with terms that it believes to be adequate and appropriate. When the Company receives proceeds from the insurance claim in connection with property damage, which reimburses the replacement cost for repair or replacement of damaged assets, the proceeds are recognized as a reduction against the value of the assets written off. Business interruption proceeds which reimburse the time-element of actual costs and lost profits following damage to property are recognized as non-operating income. Business interruption proceeds related to the cost to expedite repairs, retention pay to workers temporarily displaced, and additional expenses to stay in business following damage to property are recognized as a reduction of the related expense line item. If there are any outstanding receivables in respect of insurance recoveries, they are recognized only when the Company deems collection to be virtually certain.

Income Taxes

Significant judgment is involved in determining the provision for income taxes. There are certain transactions for which the ultimate tax determination is unclear due to uncertainty in the ordinary course of business. The Company recognizes tax liabilities based on its assessment of whether its tax positions are more likely than not to be sustained, based on the technical merits and considerations of the relevant taxing authorities’ widely understood administrative practices and precedence. The Company recognizes accrued interest and penalties for any unrecognized tax benefits as a component of income tax (benefit) expense.

Income tax (benefit) expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. Deferred tax assets and liabilities are based on temporary differences that arise between carrying values of assets and liabilities used for financial reporting purposes and amounts used for taxation purposes and the future tax benefits of tax loss carry forwards. A deferred tax asset is recognized only to the extent that it is more likely than not that future taxable profits will be available against which the asset can be utilized.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that the Company changes its determination

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to income tax (benefit) expense in the period in which such determination is made.

The amount of deferred tax recognized in any period is based on tax rates enacted as of the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted. The Company classifies all deferred tax assets and liabilities, including any related valuation allowance, as non-current on the consolidated balance sheets.

Indirect Taxes

The Company remits sales, value added and other indirect taxes to various taxing jurisdictions as a result of revenue earned from the sale of products and services to customers. Specific sales tax rates applicable to the Company’s products and services vary by taxing jurisdiction. The Company records sales, value added and other indirect taxes as liabilities when incurred. Revenue is recognized net of sales, value added and other indirect taxes.

Foreign Currency and Operations

During periods preceding the IPO that are presented in these consolidated financial statements, our business was conducted through SHHL. The functional currency of SHHL is the British pound sterling ("GBP"). As a result of the Reorganization Transactions in connection with the IPO, SHHL became a wholly-owned subsidiary of MCG. The functional currency of MCG is the United States dollar ("USD"). Our reporting currency for the consolidated financial statements is the USD for all periods presented.

The functional currency is the currency of the primary economic environment in which an entity’s operations are conducted. The functional currency of the Company’s subsidiaries is generally the same as their local currency. The Company translates the financial statements of its subsidiaries into the presentation currency using exchange rates in effect on the balance sheet date for assets and liabilities and average exchange rates for the period for statement of operations accounts, with the difference recognized in accumulated other comprehensive (loss) income. The following exchange rates were used to translate the financial statements of the Company and its foreign subsidiaries into USD:

	As of
	January 2, 2022	January 3, 2021
Great Britain pound sterling	$1.35	$1.37
Canadian dollar	0.79	0.78
Euro	1.14	1.22
Hong Kong dollar	0.13	0.13
Israeli new shekel	0.32	0.31

	For the Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Great Britain pound sterling	$1.38	$1.28	$1.28
Canadian dollar	0.80	0.74	0.75
Euro	1.18	1.14	1.12
Hong Kong dollar	0.13	0.13	0.13
Israeli new shekel	0.31	0.29	0.28

Foreign currency transaction gains and losses are included in other in the consolidated statements of operations. The Company recorded foreign currency transaction net losses of $26 million, net gains of $3 million, and net gains of $3 million during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the acquisition, opening, conversion and initial setup of new and converted sites, including rent, overhead expenses, pre-opening marketing and incremental wages to support the “ramp up” period of time to support the site in the initial period following opening. These costs are expensed as incurred and are included in pre-opening expenses in the consolidated statements of operations. The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Advertising Costs

The cost of advertising and media is expensed as incurred. For the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, advertising costs totaled $6 million, $4 million, and $6 million, respectively. Advertising costs are included in general and administrative expense in the consolidated statements of operations.

Share-Based Compensation

Share-based compensation is measured at the estimated fair value of the award on the grant date and recognized as an expense on a straight-line basis over the vesting period of the award. The Company does not reduce share-based compensation for an estimate of forfeitures and will account for forfeitures when they occur. In order to determine the grant date fair value of awards granted prior to IPO, the Company applied the Black-Scholes option-pricing valuation model. The determination of fair value of these awards is subjective and involves estimates and assumptions including expected term of the awards, volatility of the Company’s shares, expected dividend yield, and the risk-free rate. The Company uses the closing stock price on the date of grant to determine the grant date fair value for restricted stock units ("RSUs").

Share-based compensation expense is recorded within general and administrative expense in the consolidated statements of operations. See Note 14, Share-Based Compensation, for additional information.

Offering Costs

Direct and incremental legal and accounting costs associated with the Company’s initial public offering totaling $40 million have been recorded as a reduction of offering proceeds within additional paid-in capital in the consolidated balance sheet as of January 2, 2022. In addition, during the fiscal year ended January 2, 2022, the Company incurred $14 million, respectively, of costs related to the offering which were recognized in other in the consolidated statements of operations. There were no offering costs incurred during the fiscal years ended January 3, 2021 or December 29, 2019.

Comprehensive Loss

The entire balance of accumulated other comprehensive income (loss), net of income taxes, is related to the cumulative translation adjustment in each of the periods presented. The changes in the balance of accumulated other comprehensive income (loss), net of income tax, are attributable solely to the net change in the cumulative translation adjustment in each of the periods presented, and include the error correction described above during the fiscal year ended January 2, 2022.

Net Loss per Share

The Company computes net loss per share using the two-class method. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted loss per share attributable to common stockholders are therefore the same for Class A and B common stock. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share is based on the weighted-average number of common shares outstanding for the period and respective share equivalents outstanding at the end of the period, unless the effect is anti-dilutive. An anti-dilutive impact is a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities. Since the Company had net losses for all the periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be anti-dilutive.

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

The issuance of shares in the IPO and the impact of conversion of the senior convertible preference shares into Class A common stock are included in the calculation of loss per share prospectively from the date of issuance or conversion, as the case may be.

SHHL Redeemable Preferred Shares and SHHL Redeemable C Ordinary Shares

As of January 3, 2021 and December 29, 2019, SHHL had redeemable preferred shares and redeemable C ordinary shares outstanding, which are collectively referred to as "redeemable shares." In addition, in March 2021, the Company issued senior convertible preference shares, which were subsequently converted into Class A common stock immediately after the IPO. See Note 15, SHHL Redeemable Preferred Shares and Note 16, SHHL C Ordinary Shares, for additional information.

Preferred shares subject to mandatory redemption as of a specified date are classified as debt and are initially measured at fair value. Contingently redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity and initially measured at fair value.

When redemption is deemed to be probable, if the carrying amount of the redeemable shares is less than the redemption value, the carrying value of the shares is increased by periodic accretions so that the carrying value is equal to the redemption amount at the earliest redemption date. Such accretion is recorded as a dividend in the consolidated statements of changes in shareholders' equity (deficit).

Prior to February 2019, SHHL had certain preferred shares that were redeemable after five years and were considered probable of becoming redeemable in the future. For those shares, the redemption price was fixed, such that no adjustment or accretion was required to the carrying value. Certain other redeemable shares which are neither initially redeemable nor considered to be probable to be redeemable are recorded at their initial carrying value, and an adjustment of the initial carrying amount is not made until it is probable that the shares will become redeemable. During the second fiscal quarter of 2021, the Company concluded that certain SHHL redeemable preferred shares were probable of becoming redeemable and, therefore, the shares were accreted to their redemption value; see Note 15, SHHL Redeemable Preferred Shares, for additional information.

Commitments and Contingencies

The Company is subject to loss contingencies that arise out of operations in the normal course of business. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable, and the amount can be reliably estimated, such amount is recognized in other liabilities on the consolidated balance sheets.

Contingent liabilities are measured at the Company’s best estimate of the expenditure required to settle the obligation as of the end of the reporting period. If there is no best estimate, an amount is recorded for the lowest amount of the range of potential outcomes. Refer to Note 18, Commitments and Contingencies, for more information.

Future Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU adds to US GAAP an impairment model (known as the current expected credit loss, or “CECL,” model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of the financial instrument. The update is effective for the Company for fiscal years beginning after December 15, 2022 or the interim period in which the Company loses emerging growth company status, and should be adopted using a modified retrospective approach, which applies a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

In November 2018 and April 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, respectively. These amendments add clarity to certain areas within ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), Target Transition Relief, which provided transition relief for entities adopting ASU 2016-13 by allowing the election of the fair value option on certain

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

financial instruments. The effective date and the transition methodology for the amendments in these updates are the same as in ASU 2016-13.

ASU 2016-13 and related updates apply to how the Company evaluates impairments of its trade receivables and notes receivable. The Company does not expect these ASUs to have a material impact on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The update is effective for the Company for fiscal years beginning after December 15, 2023 or the interim period in which the Company loses emerging growth company status, and should be adopted using a prospective approach to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require additional annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The update is effective for the Company for fiscal years beginning after December 15, 2021, and should be adopted prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions entered into after the date of initial application, or retrospectively to those transactions. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in US GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company elected to early adopt the ASU on January 4, 2021. The provisions of this ASU have been applied on a modified retrospective basis and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU clarifies that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in the software licensing arrangements under the internal-use software guidance. ASU 2018-15 also clarifies that any capitalized costs should not be recorded to depreciation and amortization in the consolidated statement of operations. The Company adopted this standard effective January 4, 2021 prospectively to all new implementation costs incurred after adoption. The amendments of ASU 2018-15 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

3.
Acquisitions

Scorpios Acquisition

In April 2019, the Company acquired a controlling interest in certain businesses in Greece (“Scorpios Acquisition”) for total consideration of approximately $52 million, including cash consideration of $51 million and contingent consideration of $1 million. The acquired businesses (collectively referred to as the “Scorpios businesses”) comprise a beach club (in which the Company acquired a 67% ownership interest), a hotel (in which the Company acquired a 75% ownership interest), and a restaurant that was under construction as of the acquisition date (in which the Company acquired a 71% ownership interest that was subsequently sold). The Scorpios Acquisition was accounted for as a business combination.

On April 30, 2021, the Company acquired an additional 12% equity interest from various noncontrolling interest holders of Paraga Beach S.A., the entity which owns and operates Scorpios Beach Club, for cash consideration of $9 million. On May 12, 2021, the Company issued 572,410 C2 ordinary shares of SHHL with an aggregate fair value of $8 million to Seligny Holdings Limited and

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Jaquelle Limited in order to acquire an additional 11% equity interest in Paraga Beach S.A (collectively, the “Scorpios Noncontrolling Interests Acquisitions”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49 per share which was supported by recent third-party capital raising transactions that occurred during Fiscal 2021. The Scorpios Noncontrolling Interests Acquisitions were accounted for as transactions with noncontrolling interest holders that did not result in a loss of control. In total, the Company derecognized noncontrolling interest of $16 million and recorded the difference between the fair value of consideration transferred to the noncontrolling interest holders and the carrying value of the noncontrolling interest as a reduction in additional paid-in capital. Following the Scorpios Noncontrolling Interests Acquisitions, Seligny Holdings Limited and Jaquelle Limited continue to hold a 10% ownership interest in Paraga Beach S.A.

Quentin Limited (Soho Restaurants Limited) Reorganization

In August 2020, the Company became the primary beneficiary of Quentin Limited (now known as Soho Restaurants Limited) after a related party became the sole equity owner of Soho Restaurants Limited following a reorganization of the entity. As a result, the Company began consolidating Soho Restaurants Limited and applied the acquisition method of accounting at the date that it became the primary beneficiary as a result of this transaction. No consideration was paid by the Company in this transaction. Upon initial consolidation, the Company recognized $1 million of cash and cash equivalents, $5 million of net working capital liabilities, and $11 million of right-of-use assets and related lease liabilities. In addition, the Company recognized noncontrolling interest of $2 million. There were no material property, plant and equipment and no intangible assets recognized by the Company as a result of consolidating Soho Restaurants Limited. For Fiscal 2020, the consolidated financial statements include the results of Soho Restaurants Limited from the date of initial consolidation through January 3, 2021, however such results are considered immaterial to the overall operations of the Company. See Note 4, Consolidated Variable Interest Entities, for further discussion.

Prior to the reorganization, the Company guaranteed the obligations of Soho Restaurants Limited under certain property leases with respect to any required rental and other payments. Prior to Fiscal 2020, the Company did not have to make any payments under these rental guarantees and determined that the likelihood of the Company having to perform under the guarantees was remote. As a result of the impact of the COVID-19 pandemic on Soho Restaurants Limited’s operations, the Company reassessed the likelihood of performance under the guarantees and recognized a charge of $5 million prior to the Soho Restaurants Limited reorganization; this guarantee provision is included in general and administrative expense in the consolidated statement of operations for the fiscal year ended January 3, 2021. Upon consolidating Soho Restaurants Limited in August 2020, the Company’s guarantee obligation pertaining to leases retained by Soho Restaurants Limited after the reorganization was effectively settled as a pre-existing relationship.

Cipura Acquisition

Prior to May 2021, the Company held a 50% interest in Cipura, which owns and operates the Mandolin Aegean Bistro, located in Miami, Florida. Historically, the Company accounted for its investment in Cipura using the equity method of accounting. On May 10, 2021, the Company acquired the remaining 50% ownership interest in Cipura in exchange for issuing 644,828 C2 ordinary shares of SHHL with an aggregate fair value of $9 million (the “Cipura Acquisition”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49 per share, as described above. In connection with the Cipura Acquisition, the Company derecognized its previous 50% ownership interest in Cipura, which was remeasured to fair value; as a result, the Company recognized a gain of $7 million, which is included in gain (loss) on sale of property and other, net in the consolidated statements of operations for the fiscal year ended January 2, 2022. The fair value of the Company’s previously held interest was determined based upon the purchase consideration for the remaining 50% ownership interest.

The Cipura Acquisition was accounted for as a business combination under the acquisition method of accounting. As a result, the Company initially recognized less than $1 million of cash and cash equivalents, less than $1 million of net working capital liabilities, $1 million of property and equipment, $3 million of intangible assets (consisting of an indefinite-lived trade name), less than $1 million of deferred tax liabilities, and $4 million of right-of-use assets and $5 million of related lease liabilities. In addition, prior to the acquisition, the Company funded certain costs on behalf of Cipura and therefore recorded a balance due from Cipura of $2 million as of the acquisition date. Upon consolidating Cipura on May 10, 2021, the Company’s receivable balance was effectively settled as a pre-existing relationship, with a corresponding increase in the amount of goodwill recognized from the transaction.

As a result of the acquisition, the Company recognized goodwill of $17 million, which represents intellectual capital, know-how for potential future openings and undertakings, and economic benefits that the Company expects to derive from the ability to expand the Mandolin Aegean Bistro brand that do not qualify for separate recognition. The entire value of goodwill has been allocated to a separate reporting unit in our North America segment which did not have any goodwill prior to the Cipura Acquisition. The recognized goodwill is not deductible for tax purposes. During the third quarter of Fiscal 2021, the Company recorded adjustments to

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

certain previous preliminary estimated fair values which resulted in recognition of an additional operating lease right-of-use asset and associated lease liability of $1 million, a less than $1 million increase in intangible assets, a less than $1 million increase in deferred tax liabilities, and a less than $1 million reduction in goodwill.

The consolidated financial statements include the results of Cipura from May 10, 2021 through January 2, 2022, however such results are considered immaterial to the overall operations of the Company. The consolidated statement of operations for the fiscal year ended January 2, 2022 also includes less than $1 million in acquisition related costs, which were expensed as incurred and are included in general and administrative expense.

Mandolin Acquisition

On May 10, 2021, the Company acquired the intellectual property rights for Mr. Mandolin and Mrs. Mandolin (the “Mandolin IP”) in exchange for issuing 92,647 C2 ordinary shares of SHHL with an aggregate fair value of $1 million (the “Mandolin Acquisition”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49, as described above. The Mandolin Acquisition was accounted for as an asset purchase, and the Mandolin IP has been recorded in other intangible assets, net on the consolidated balance sheet as of January 2, 2022.

Soho Works North America Acquisition

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

The LINE and Saguaro Acquisition was accounted for as a business combination under the acquisition method of accounting. The only acquired identifiable assets are related to the hotel management agreements intangible asset, which has a total fair value of $24 million and an estimated useful life of 15 years. The hotel management agreements were valued using the multi-period excess-earnings method, with key inputs consisting of the forecasted hotel management fees (including the probability of renewal of the hotel management agreements), profitability margins, and discount rate applied to the estimated net cash flows. The Company did not acquire any other assets or assume any other liabilities.

As a result of the LINE and Saguaro Acquisition, the Company recognized $2 million of goodwill, which represents the fair value of the assembled workforce that is not separately recognized from goodwill and the economic benefits that the Company expects to derive from the ability to expand the hotel management agreements that do not qualify for separate recognition. In addition, the goodwill relates to the synergies expected to be gained from the affiliation of the LINE hotels with the Soho House brand name. The entire value of goodwill has been allocated to a separate reporting unit in our North America segment which did not have any goodwill prior to the LINE and Saguaro Acquisition. The recognized goodwill is deductible for tax purposes.

The consolidated financial statements include the results of the acquired business from June 22, 2021 through January 2, 2022, however such results are considered immaterial to the overall operations of the Company. The consolidated statement of operations

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

for the fiscal year ended January 2, 2022 also includes $1 million in acquisition related costs, which were expensed as incurred and are included in general and administrative expense.

The C2 ordinary shares issued in the transactions described above were exchanged for Class A common stock of MCG in connection with our IPO in July 2021, as further described in Note 1, Nature of the Business.

4.
Consolidated Variable Interest Entities

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”): Soho Restaurants Limited (beginning in August 2020); Beach House JV, LLC (periods prior to February 2019 only); Ned-Soho House, LLP (formerly known as Soho House-Sydell, LLP; all periods presented); Soho Works Limited (all periods presented); and Soho Works North America, LLC (all periods presented).

Soho Restaurants Limited

Prior to December 2017, the Company held a 50% interest in Soho Restaurants Limited, a joint venture between the Company and Lansdowne Development Limited (“Lansdowne”). The Company accounted for its investment in Soho Restaurants Limited using the equity method of accounting, as Lansdowne had the power to participate in making decisions related to all of the entity’s significant activities. In December 2017, the Company transferred its entire interest in Soho Restaurants Limited and subsidiaries for an immaterial amount to Quentin Partners Limited (“Quentin Partners”), an affiliate of the Company. As a result of the sale, the Company derecognized its equity-method investment in Soho Restaurants Limited. Following the sale, the Company entered into a Management Service Agreement (the “Quentin Partners MSA”) to provide certain administrative and operating support to Quentin Partners. The Company receives costs reimbursements from Quentin Partners in relation to providing these services, which are netted against operating expenses recognized in the consolidated statements of operations and are immaterial.

In addition, prior to December 2017, the Company and Lansdowne each agreed to provide unsecured non-interest-bearing loan notes (“Soho Restaurants Loan Notes”) to Soho Restaurants Limited from time to time. The Soho Restaurants Loan Notes do not have a stated maturity date; however, the notes become due and payable, in part or in whole, at any time at the option of the holder or Soho Restaurants Limited. The Company retained the Soho Restaurants Loan Notes after the sale of its equity interest in Soho Restaurants Limited. During Fiscal 2020, following a review of the recoverability of the balances due from Soho Restaurants Limited, the carrying value was reduced to zero.

In periods prior to Fiscal 2020, the Company determined that the Soho Restaurants Loan Notes, lease guarantees and Quentin Partners MSA did not provide it with the power to direct Soho Restaurants Limited’s most significant activities and, therefore, the Company was not the primary beneficiary of Soho Restaurants Limited.

On August 18, 2020, Soho Restaurants Limited underwent a series of reorganization steps, through which Lansdowne sold its 50% equity interest in Soho Restaurants Limited to Quentin Partners and concurrently acquired 100% of Soho Restaurants Limited’s equity interest in Mollie’s Motels Holdings Limited. Following the reorganization, Quentin Partners became the sole equity holder of Soho Restaurants Limited. Additionally, as part of these reorganization steps, various notes payable and receivable held by Soho Restaurants Limited were acquired, settled, or, in some cases, forgiven. Specifically, Quentin Partners acquired for nominal consideration (and forgave) all outstanding Soho Restaurants Loan Notes with the exception of a £1 million ($1 million) Loan Note, which remains outstanding after the reorganization was completed. As a result of the reorganization and the Company’s variable interest in Soho Restaurants Limited (consisting primarily of a Loan Note and certain lease guarantees, as described in Note 18, Commitments and Contingencies), the Company determined that it is the primary beneficiary of Soho Restaurants Limited due to its related party affiliation with Quentin Partners and its funding of the majority of Soho Restaurants Limited’s operations. As such, the Company began consolidating Soho Restaurants Limited on August 18, 2020. The Soho Restaurants Limited reorganization transaction was accounted for using the acquisition method of accounting as described in Note 3, Acquisitions.

Beach House JV, LLC

The Company has a 100% economic interest in Beach House JV, LLC (“Soho Beach House Miami”). Prior to February 2019, the property mortgage loans associated with Soho Beach House Miami provided the lenders with certain decision-making rights and, as a result, the Company concluded that the entity was a VIE, and the Company was its primary beneficiary. In February 2019, the Company refinanced the property mortgage loans associated with Beach House JV, LLC, as further described in Note 12, Debt. As a

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

result of the refinancing and the associated changes in decision-making rights of the holders of equity at risk, Beach House JV, LLC ceased to be a VIE in the first quarter of Fiscal 2019. The Company continues to consolidate this entity based on its 100% interest.

Ned-Soho House, LLP

The Ned-Soho House, LLP joint venture maintains a management agreement to operate The Ned, which is owned by unconsolidated related parties to the Company. Management fees are recognized in other revenues in the consolidated statements of operations. The Company has a higher economic interest in Ned-Soho House, LLP as compared to its related party venture partner and therefore the Company is determined to be the primary beneficiary.

Soho Works Limited and Soho Works North America, LLC

The Soho Works Limited (“SWL”) joint venture develops and operates Soho-branded, membership-based co-working spaces, with two sites currently in operation in the UK. The joint venture agreement relates to the UK only. The joint venture was formed on September 29, 2017 when the Company granted to two unrelated individuals an option to subscribe for 30% of the issued shares of SWL. The option has not yet been exercised and, consequently, the Company has 100% economic interest in SWL. Upon exercise of the option, the Company would have 70% economic interest in SWL. The options carry voting rights such that the Company and other joint venture partners each hold 50% of the voting rights in respect of shareholder resolutions and certain reserved matters as defined in the joint venture agreement. The Company is determined to be the primary beneficiary because it has the power to direct all significant activities of the joint venture.

Soho Works North America, LLC and its wholly owned subsidiaries (“SWNA”) was established to develop and operate Soho-branded, membership-based co-working spaces in North America. This joint venture was formed on December 26, 2018 when the Company granted to related and unrelated individuals a subscription for 30% of the issued shares of SWNA. Under the terms of the original joint venture agreement, the Company held a 70% economic interest in SWNA; the Company and other joint venture partners each held 50% of the voting rights in respect of shareholder resolutions and certain reserved matters. In all periods prior to May 2021, the Company was determined to be the primary beneficiary because the Company, together with the related party joint venture partners, had the power to direct the most significant activities that affect the economic performance of SWNA, and the parties had the obligations/rights to those economic losses or benefits that could be significant to SWNA. In May 2021, the Company completed the Soho Works Acquisition, as described in Note 3, Acquisitions. Following the transaction, the Company controls all voting rights and has exposure to all of the economics of the entity as a result of being the sole equity owners. SWNA continues to require ongoing financial support and additional funding and therefore, SWNA continues to be a VIE. Given that the Company had exposure to the economics since inception of the entity and has unilateral rights to make significant financial and operating decisions of the entity, the Company continues to be the primary beneficiary and continues to consolidate SWNA under the VIE model.

The following table summarizes the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated balance sheets. The obligations of the consolidated VIEs other than Soho Restaurants Limited are non-recourse to the Company, and the assets of the VIEs can be used only to settle those obligations.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

	As of
(in thousands)	January 2, 2022⁽¹⁾	January 3, 2021
Cash and cash equivalents	$7,187	$5,572
Restricted cash	—	172
Accounts receivable	4,137	1,449
Inventories	127	68
Prepaid expenses and other current assets	5,705	1,370
Total current assets	17,156	8,631
Property and equipment, net	89,753	84,483
Operating lease assets	238,786	248,975
Other intangible assets, net	160	49
Other non-current assets	205	207
Total assets	346,060	342,345
Accounts payable	11,258	8,379
Accrued liabilities	12,303	7,676
Indirect and employee taxes payable	599	54
Current portion of debt	21,092	—
Current portion of operating lease liabilities - sites trading less than one year	—	767
Current portion of operating lease liabilities - sites trading more than one year	10,565	9,395
Other current liabilities	1,972	47
Total current liabilities	57,789	26,318
Debt, net of current portion	—	17,585
Operating lease liabilities, net of current portion - sites trading less than one year	—	68,869
Operating lease liabilities, net of current portion - sites trading more than one year	278,171	220,529
Other non-current liabilities	872	368
Total liabilities	336,832	333,669
Net assets	$9,228	$8,676
(1)
Amounts as of January 2, 2022 include balances related to SWNA following the Soho Works Acquisition, as this entity continues to be thinly capitalized.
5.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. Equity method investment ownership interests in each of the periods presented in these consolidated financial statements are as follows:

	Ownership Interest (Percentage)
Equity Method Investment	January 2, 2022	January 3, 2021	December 29, 2019
Soho House Toronto (House)*
Soho House Toronto Partnership	50	50	50
Soho House—Cipura (Miami) (Restaurant)(1)
Soho House—Cipura (Miami), LLC	n/a	50	50
139 Ludlow Street New York (Property)
139 Ludlow Acquisition, LLC	33.3	33.3	33.3
56-60 Redchurch Street, London (Property and Hotel)*
Raycliff Red LLP	50	50	50
Raycliff Shoreditch Holdings LLP	50	50	50
Redchurch Partner Limited	50	50	50
Soho House Barcelona (Property and House)*
Mimea XXI S.L.	50	50	50
Mirador Barcel S.L.	50	50	50
Little Beach House Barcelona S.L.	50	50	—
Soho Beach House Canouan (House)
Soho Beach House Canouan Limited	20	—	—
*Variable interest entity

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

(1)
During Fiscal 2021, the Company acquired the remaining 50% interest in Cipura and had 100% ownership of the investment as of January 2, 2022. The entity became a consolidated subsidiary of the Company beginning on the date of acquisition, as described in Note 3, Acquisitions.

Under applicable guidance for VIEs, the Company determined that its investments in Soho House Toronto Partnership ("Soho House Toronto") and the entities comprising 56-60 Redchurch Street, London are VIEs. Soho House Toronto owns and operates a House located in Toronto, while 56-60 Redchurch Street, London provides additional members’ accommodation capacity for Shoreditch House in London. Prior to Fiscal 2020, the Company’s investment in the entities comprising Soho House Barcelona were also considered to be VIEs, as described further below.

Toronto Joint Venture

On March 28, 2012, the Company and two unrelated investors (“Toronto Partners”) formed Soho House Toronto to establish and operate a house in Toronto, Canada. The Company is responsible for managing the development and operations of the property with key operating decisions requiring joint approval with the Toronto Partners. The Company owns a 50% interest and each of the Toronto Partners owns a 25% interest in Soho House Toronto. Each investor is entitled to a share of the profits or losses of Soho House Toronto in proportion to their respective ownership percentage. As part of the original agreement, the Toronto Partners received a put option to sell their interest in Soho House Toronto to the Company at fair value and the Company received a call option to purchase the Toronto Partners' interests at fair value. As of 2015, certain restrictions expired and the put and call options are exercisable. As of January 2, 2022, no options have been exercised.

Soho House Toronto entered into a 10-year lease agreement with a landlord to lease the property. This lease was extended for an additional 5 years in fiscal 2021. A subsidiary of the Company provided a guarantee to the landlord for Soho House Toronto's rental liabilities.

Barcelona Joint Venture

On January 28, 2014, the Company and an unrelated development partner (“Barcelona Partner”) formed Mimea XXI, S.L.U. (“Mimea”) to establish and operate Soho House Barcelona in Barcelona, Spain. Soho House Barcelona is owned by Mirador Barcel S.L., a subsidiary of Mimea. Each partner has a 50% interest in Soho House Barcelona through the indirect ownership of ordinary shares. Internal allocation of profits in relation to running Soho House Barcelona, calculated as defined in the contract, is shared between the Company and Barcelona Partner based on their respective ownership percentage. All remaining profits or losses of Soho House Barcelona are attributed solely to the Company in return for managing the operations. In addition, the Barcelona Partner received certain development-related fees for the development of the property. Following its redevelopment and opening of the Soho House Barcelona, the Company agreed to meet certain performance targets (see Note 18, Commitments and Contingencies). On June 4, 2020, the Company entered into an amended shareholders agreement as a result of a newly formed joint venture to operate Little Beach House Barcelona, a private members club and hotel developed at the existing Barcelona property. Little Beach House Barcelona is a newly formed subsidiary under Mimea. As a result of the reorganization and amendments to the shareholders agreement, the Company determined that the entities comprising the Barcelona joint venture are not VIEs, and the investment is accounted for under the equity-method. During the fiscal years ended January 2, 2022 and January 3, 2021, the Company advanced an additional $8 million and $2 million, respectively, to the Soho House Barcelona joint venture.

56-60 Redchurch Street, London Joint Venture

On July 6, 2015, the Company and an unrelated investor (“Raycliff Partner”) formed Raycliff Red LLP (“Club Row Rooms”) to develop and operate a hotel at 58-60 Redchurch Street intended to provide additional members’ accommodation to the nearby Shoreditch House in London. This was later extended to include 56 Redchurch Street under the same terms. The Company is responsible for managing the operations of the property and the Raycliff Partner is responsible for managing the building. Each partner has a 50% interest in Club Row Rooms through equal ownership of B units. The Raycliff Partner owns all A units. All profits and losses from operations are shared between parties based on their respective ownership of B units. Distributions from cash flows not generated from operations are first allocated to holders of A units (for an amount of up to £500,000), with the remainder distributed to holders of B units in proportion to their holdings. Under a hotel management agreement and restaurant management agreement between the Company and Club Row Rooms, the Company also receives a 2.5% management fee in return for managing the hotel operations and a 3.5% management fee in return for managing the restaurant operations of the property. The amounts received to date under this agreement are immaterial. Club Row Rooms, which owns the rights to the property, financed the

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

development of the property through third-party debt. The Company has entered into a security arrangement with the bank in relation to this debt (see Note 18, Commitments and Contingencies).

The Raycliff Partner holds a put option which requires the Company to purchase all the Raycliff Partner’s interest at fair value in the event the Company ceases to own a controlling interest in the nearby Shoreditch House. As of January 2, 2022, and January 3, 2021, the put option has not been triggered.

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

Summarized Financial Information

The following tables present summarized financial information for all unconsolidated equity method investees. The Company’s maximum exposure to losses related to its equity method investments is limited to its ownership interests as well as certain guarantees as described in Note 18, Commitments and Contingencies.

	For the Fiscal Year Ended
(in thousands)	January 2, 2022⁽¹⁾	January 3, 2021	December 29, 2019
Revenues	$32,022	$30,547	$55,568
Operating (loss) income	(4,442)	(3,923)	14,204
Net loss (2)	(5,227)	(6,737)	(546)
(1)
Includes the financial information of Cipura through May 10, 2021.
(2)
The net loss shown above relates entirely to continuing operations.

	As of
(in thousands)	January 2, 2022⁽¹⁾	January 3, 2021
Current assets	$33,705	$25,075
Non-current assets	137,753	155,836
Total assets	$171,458	$180,911
Current liabilities	$13,976	$5,392
Non-current liabilities	121,311	124,725
Total liabilities	$135,287	$130,117
(1)
Excludes the financial information of Cipura, which ceased to be an equity method investee on May 10, 2021 as a result of the Cipura Acquisition, as described in Note 3, Acquisitions.

The Company’s equity method investees have not yet adopted Topic 842; therefore, the balance sheets of equity method investees do not include operating right-of-use assets and liabilities.

6.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across North America, Europe, and Asia. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 2 material finance leases with 25-year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of January 2, 2022, the Company recognized right-of-use assets and lease liabilities for 101 operating leases and 2 finance leases. During the fiscal year ended January 2, 2022, there were 19 new operating leases, 1 cancelled operating lease, and 10 modifications of existing operating leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

The maturity of the Company’s operating and finance lease liabilities as of January 2, 2022 is as follows:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

(in thousands) Fiscal year ending	Operating Leases	Finance Leases
Undiscounted lease payments
2022	$123,332	$5,237
2023	126,342	5,237
2024	126,832	5,238
2025	129,187	5,280
2026	129,858	5,199
Thereafter	1,634,591	201,591
Total undiscounted lease payments	2,270,142	227,782
Present value adjustment	1,118,457	155,200
Total net lease liabilities	$1,151,685	$72,582

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises. Leases that contain market rate rents generally reset every five years.

Straight-line rent expense recognized as part of in-House operating expenses for operating leases was $117 million, $110 million, and $89 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 respectively. Variable lease payments recognized as part of in-House operating expense for operating leases were $6 million, $3 million, and $15 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively, including non-lease components such as common area maintenance fees.

For the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 the Company recognized amortization expense related to the right-of-use asset for finance leases of $2 million, $2 million, and $1 million respectively, and interest expense related to finance leases of $5 million, $5 million, and $5 million respectively. There were no material variable lease payments for finance leases for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019.

New Houses typically have a maturation profile that commences sometime after the lease commencement date used in the determination of the lease accounting in accordance with Topic 842. The consolidated balance sheets set out the operating lease liabilities split between sites trading less than one year and sites trading more than one year. “Sites trading less than one year” and “sites trading more than one year” reference sites that have been open (as measured from the date the site first accepted a paying guest) for a period less than one year from the balance sheet date and those that have been open for a period longer than one year from the balance sheet date.

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the Fiscal Year Ended
(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(86,523)	$(67,412)	$(45,318)
Interest payments for finance leases	(5,037)	(5,112)	(4,700)
Cash flows from financing activities:
Principal payments for finance leases	$(281)	$(230)	$(282)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$170,105	$67,235	$343,558

The following summarizes additional information related to operating and finance leases:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

	As of
	January 2, 2022	January 3, 2021
Weighted-average remaining lease term
Finance leases	44 years	45 years
Operating leases	18 years	18 years
Weighted-average discount rate
Finance leases	7.00%	6.99%
Operating leases	8.06%	7.87%

As of January 2, 2022, the Company has entered into 10 operating lease agreements for Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the Soho House Design team is acting as the construction manager on behalf of the landlord. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2022, 2023 and 2026. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years 2022, 2023 and 2026 will be $488 million, $361 million, and $133 million, respectively, with weighted-average expected lease terms of 23 years, 19 years, and 25 years for 2022, 2023 and 2026, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases under construction, including properties where the Soho House Design team is acting as the construction manager:

(in thousands)	Operating Leases Under
Fiscal year ending	Construction
Estimated total undiscounted lease payments
2022	$2,793
2023	18,737
2024	28,639
2025	33,833
2026	37,360
Thereafter	860,732
Total undiscounted lease payments expected to be capitalized	$982,094

Financing Obligation

In April 2017, the Company entered into an agreement to sell a property in downtown Los Angeles (“DTLA property”) for $30 million with $9 million contingently held back by the buyer. The Company simultaneously entered into an agreement to lease the land and building back from the buyer. As an incentive to enter the lease, the buyer has committed to provide an additional $59 million of funding towards the development of the property, which includes the contingent proceeds held back upon the sale. This lease agreement has an original lease term of 20 years, with two 10-year renewal options. The lease payments for the original lease term and both renewal options, if exercised, are $6.4 million per year, adjusted upward for local inflation rates that will not be less than 2% increase per year.

The Company determined that the buyer/lessor did not obtain control of the property after the sale and will not obtain control throughout the construction period and subsequent leaseback period. Therefore, the transaction is accounted for as a financing obligation, and the Company will continue to recognize the building on its consolidated balance sheets. The Company also recognized a financing obligation for any funding received from the buyer/lessor along with accrued interest over the construction period. There was no current portion of the financing obligation as of January 2, 2022 and January 3, 2021. The non-current portion of the financing obligation was $76 million and $74 million as of January 2, 2022 and January 3, 2021, respectively.

Costs incurred related to the development of the property were capitalized as incurred as a component of construction in progress. During the construction period, interest was capitalized at the 9% interest rate implicit in the lease. At the end of September 2019, the construction was complete and the property opened for business. Upon completion of construction, the balance of construction in progress was reclassified to depreciable asset classes within property and equipment, net. After the completion of construction, the

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Company expenses interest using the effective interest method in the period incurred. As of January 2, 2022 and January 3, 2021, the Company has capitalized $87 million and $90 million, respectively, pertaining to the DTLA property.

The following information represents supplemental disclosure for the statement of cash flows related to the financing obligation for the DTLA property:

	For the Fiscal Year Ended
(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Cash flows from operating activities
Interest payments for financing obligation	$(5,626)	$(6,626)	$(1,379)
Cash flows from investing activities
Capitalized interest	$—	$—	$(3,409)
Purchase of property and equipment	—	—	(23,798)
Cash flows from financing activities
Principal payments on financing obligation	$(1,334)	$—	$(1,709)
Proceeds from financing obligation	—	3,652	23,798

The following summarizes the Company's future undiscounted lease payments for the DTLA property:

(in thousands)
Fiscal Year Ending	Financing Obligation
Undiscounted lease payments
2022	$6,894
2023	7,031
2024	7,172
2025	7,316
2026	7,462
Thereafter	124,053
Total undiscounted lease payments	159,928
Present value adjustment	84,126
Total net financing obligation	$75,802

7.
Revenue Recognition

Disaggregated revenue disclosures for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 are included in Note 21, Segments.

Revenue from membership fees, one-time registration fees and build-out contracts are the only arrangements for which revenue is recognized over time. Revenue from these sources combined accounted for 36%, 50%, and 26% of the Company's revenue for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending January 2, 2022.

(in thousands)	January 1, 2023	Future periods
Membership and registration fees	$64,314	$27,518
Total future revenues	$64,314	$27,518

All consideration from contracts with customers is included in the amounts presented above.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	January 2, 2022	January 3, 2021
Contract receivables	$19,338	$8,367
Contract assets	5,553	8,099
Contract liabilities	113,630	85,723

Contract assets consist of accrued unbilled income related to build-out contracts and are recognized in prepaid expenses and other current assets on the consolidated balance sheets. Refer to Note 8, Prepaid Expenses and Other Current Assets. All contract assets recognized as of December 29, 2019 of $11 million were billed to customers and transferred to receivables as of January 3, 2021. All contract assets as of January 3, 2021 of $8 million were billed to customers and transferred to receivables as of January 2, 2022.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the consolidated balance sheets), and gift vouchers. Significant changes in contract liabilities balances during the period are as follows:

(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Opening balance	$85,723	$93,731	$76,751
Revenue recognized that was included in the contract liability balance at the beginning of the period	(61,763)	(71,425)	(60,564)
Increases due to cash received during the period	89,914	62,880	77,391
Foreign currency translation	(244)	537	153
Closing balance	$113,630	$85,723	$93,731

8.
Prepaid Expenses and Other Current Assets

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	January 2, 2022	January 3, 2021
Amounts owed by equity method investees	$879	$2,350
Prepayments and accrued income	26,037	13,789
Contract assets	5,553	8,099
Other receivables	24,535	19,325
Total prepaid expenses and other current assets	$57,004	$43,563

9.
Property and Equipment, Net

Property and equipment is comprised of the following:

	As of
(in thousands)	January 2, 2022	January 3, 2021
Land and buildings	$216,540	$216,772
Leasehold improvements	300,821	280,010
Fixtures and fittings	287,866	246,577
Office equipment and other	41,176	34,735
Construction in progress	81,208	66,491
Finance property lease	73,110	73,952
	1,000,721	918,537
Less: Accumulated depreciation	(315,760)	(248,887)
	$684,961	$669,650

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

The Company recorded depreciation expense of $69 million, $56 million, and $47 million in the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of operations.

The Company reviews long-lived assets for impairment when changes in circumstances indicate that the asset's carrying value may not be recoverable. As a result of the COVID-19 pandemic and the related temporary House closures in Fiscal 2020, the Company reviewed its long-lived assets for impairment and determined there were no recoverability concerns, except for Little House Mayfair Apartments, the carrying value of which was determined to not be recoverable. As a result, the Company calculated the fair value of Little House Mayfair Apartments and recognized an impairment loss of less than $1 million during the fiscal year ended January 3, 2021.

10.
Goodwill and Intangible Assets

A summary of goodwill for each of the Company’s applicable reportable segments from December 30, 2018 to January 2, 2022 is as follows:

(in thousands)	UK	North America	Europe and RoW	Total
December 30, 2018	$94,428	$28,780	$—	$123,208
Scorpios Acquisition (Note 3)	—	—	65,489	65,489
Foreign currency translation adjustment	2,944	—	(464)	2,480
December 29, 2019	$97,372	$28,780	$65,025	$191,177
Foreign currency translation adjustment	4,230	—	6,075	10,305
January 3, 2021	$101,602	$28,780	$71,100	$201,482
Cipura Acquisition (Note 3)	—	16,623	—	16,623
LINE and Saguaro Acquisition (Note 3)	—	2,043	—	2,043
Foreign currency translation adjustment	(937)	—	(4,954)	(5,891)
January 2, 2022	$100,665	$47,446	$66,146	$214,257

The opening goodwill balance originates from the acquisition of Soho House Holdings Limited by affiliates of the Yucaipa Companies, LLC, as described in Note 2, Summary of Significant Accounting Policies – Goodwill. There were no goodwill impairment charges during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019.

A summary of finite-lived intangible assets as of January 2, 2022 and January 3, 2021 is as follows:

		As of
		January 2, 2022			January 3, 2021
(in thousands)	Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Brand	24	$114,784	$45,749	$69,035	$112,566	$40,864	$71,702
Membership list	20	16,144	8,131	8,013	16,182	7,332	8,850
Hotel management agreements	15	23,600	828	22,772	—	—	—
Website, internal-use software development costs, and other	5	57,563	25,225	32,338	44,385	17,093	27,292
		$212,091	$79,933	$132,158	$173,133	$65,289	$107,844

Refer to Note 3, Acquisitions, for information on additional intangible assets recognized during the fiscal year ended January 2, 2022 in connection with the Cipura Acquisition, Mandolin Acquisition, and the LINE and Saguaro Acquisition.

Accumulated amortization as of January 2, 2022 totaled $46 million for Brand, $8 million for Membership list, $1 million for hotel management agreement, and $25 million for Website, internal-use software development costs, and other. Accumulated amortization as of January 3, 2021 totaled $41 million for Brand, $7 million for Membership list and $17 million for Website, internal-use software development costs, and other.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Included within website, internal-use software development costs, and other are capitalized website development costs and internal-use software, net of accumulated amortization, which totaled $29 million and $24 million as of January 2, 2022 and January 3, 2021, respectively.

Amortization expense related to the intangible assets totaled $15 million, $14 million, and $10 million in the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. The following table represents estimated aggregate amortization expense for each of the next five fiscal years:

(in thousands)
2022	$17,709
2023	16,209
2024	13,101
2025	11,084
2026	8,916

11.
Accrued Liabilities and Other Current Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	January 2, 2022	January 3, 2021
Accrued interest	$727	$23,110
Hotel deposits	9,246	7,008
Trade, capital and other accruals	53,154	42,773
	$63,127	$72,891

Included in trade, capital and other accruals is $1 million and $2 million as of January 2, 2022 and January 3, 2021, respectively, related to social security taxes that were deferred as a result of government relief afforded by the COVID-19 pandemic which have not yet been paid.

The balance of other current liabilities on the consolidated balance sheet as of January 3, 2021 includes a contingent liability of $12 million associated with membership credits issued beginning in March 2020 (refer to Note 18, Commitments and Contingencies, for more information).

12.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	January 2, 2022	January 3, 2021
Revolving credit facilities, interest at 3.35% plus SONIA	$—	$81,615
Permira Senior Facility, interest at 8% plus LIBOR, maturing April 2023⁽¹⁾	—	542,638
Greek Street loan, interest at 7.5%, maturing January 2028	4,528	5,189
Soho House Hong Kong loan, interest at 7% plus LIBOR, maturing June 2023⁽¹⁾	—	6,500
US government-backed bank loan, interest at 1%, maturing April 2023	—	21,481
Senior Secured Notes, interest at 8.1764%, maturing March 2027	447,719	—
Other loans (see additional description below)	14,019	5,959
	466,266	663,382
Less: Current portion of long-term debt	(6,923)	(88,802)
Total long-term debt, net of current portion	$459,343	$574,580

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

(1)
The Company does not believe that there are any material potential effects on financial reporting of the market-wide migration away from LIBOR, which was phased out at the end of calendar year 2021, to alternative reference rates. As of January 2, 2022, the Company did not have any outstanding debt balances with associated LIBOR rates. To the extent such debt balances arise, the Company plans to replace the LIBOR benchmark rate with another benchmark rate, such as the SONIA.

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	January 2, 2022	January 3, 2021
Term loan, interest at 5.34%, maturing February 6, 2024	$54,293	$53,965
Mezzanine loan, interest at 7.25%, maturing February 6, 2024	60,829	60,833
Total property mortgage loans	$115,122	$114,798

Related party loans, net of current portion and imputed interest, are as follows:

	As of
(in thousands)	January 2, 2022	January 3, 2021
Related party loans, unsecured, 7% interest bearing, maturing September 2022	$21,092	$17,595
Related party loans, unsecured, 4% interest bearing, maturing December 2022	569	611
	21,661	18,206
Less: Current portion of related party loans	(21,661)	(611)
Total related party loans, net of current portion	$—	$17,595

The weighted-average interest rate on fixed rate borrowings was 8% as of January 2, 2022 and 7% as of January 3, 2021. The weighted-average interest rate on floating rate borrowings was 7% as of January 3, 2021; there were no outstanding floating rate borrowings as of January 2, 2022.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On September 27, 2013, the Company entered into a £25 million ($31 million) floating rate revolving credit facility which originally matured in March 2018, of which £18 million ($28 million) related to SHG Acquisition (UK) Limited and subsidiaries and $10 million related to the US subsidiaries. In February 2016, the Company modified the revolving credit facility to increase the capacity to £30 million ($38 million). In April 2017, the Company renewed the revolving credit facility for a period of four and a half years and increased the total availability under the facility to £35 million ($46 million). The Company incurred interest expense of $3 million on this facility during the fiscal year ended December 29, 2019. The facility was terminated on December 9, 2019 and replaced with a new facility described below. As a result of the termination, the Company wrote off unamortized debt issuance costs of less than $1 million; this write-off is included in interest expense, net in the consolidated statements of operations.

On December 5, 2019, the Company entered into a £55 million ($72 million) floating rate revolving credit facility (the "Revolving Credit Facility") with a maturity date of January 25, 2022. In April 2020, the Company secured an additional £20 million ($25 million) of liquidity under this facility and extended the maturity until January 2023. As of January 3, 2021, the Company had £14 million ($19 million) remaining to draw against this facility. During the fiscal year ended January 2, 2022, the Company repaid the entire outstanding balance of the facility with proceeds from the IPO. As of January 2, 2022, £71 million ($96 million) is available to draw under this facility, with £4m ($6 million) utilized as a letter of guarantee in respect of one of the Company's lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of $3 million, $4 million, and less than $1 million on this facility during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 respectively. On November 15, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the First Amended and Restated Revolving Facility Agreement (the "First Amendment"). The First Amendment amended the Revolving Credit Facility to, among other things, change the reference rate under the Revolving Credit Facility for borrowings denominated in pounds sterling from a LIBOR-based rate to a SONIA-based rate and to transition reporting from accounting principles generally accepted in the United Kingdom to accounting principles generally accepted in the United States of America. The First Amendment also reset the Company's Consolidated EBITDA (as defined in the Revolving Credit Facility) test

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

levels, scaling from £0 at December 31, 2021 to £32.0 million ($44 million, if translated using the average exchange rate in effect during the fiscal year ended January 2, 2022) after June 30, 2022. On February 11, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Revolving Facility Agreement (the “Second Amendment”), which amends and restates the Revolving Credit Facility. The Second Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2023 to January 25, 2024.

In April 2017, the Company entered into the Permira Senior Facility, which consisted of a £275 million ($345 million) senior secured loan with an interest rate of LIBOR (subject to a floor of 1%) + 8%. A portion of the interest was in the form of payment-in-kind interest, with the accrued interest being converted to capital outstanding on the loan at each interest payment date. The Permira Senior Facility was secured on a fixed and floating charge basis over the assets of the Company. As of January 3, 2021, the Company had £397 million ($542 million) due under the Permira Senior Facility, which was initially scheduled to mature in April 2022, however the maturity date was subsequently extended until April 2023. The Company incurred interest expense of $13 million, $51 million, and $43 million (including payment-in-kind interest of zero, $26 million, and $14 million) during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 respectively. In March 2021, the Company repaid in full the balance outstanding under the Permira Senior Facility, consisting of a GBP tranche with an outstanding principal balance, including accrued payment-in-kind interest, of £368 million ($505 million); a USD tranche with an outstanding principal balance, including accrued payment-in-kind interest, of $8 million, and an EUR tranche with an outstanding principal balance, including accrued payment-in-kind interest, of €45 million ($53 million). As a result of the repayment, the Company recognized a loss on extinguishment of debt of $14 million, consisting of prepayment penalties of $4 million, write-offs of unamortized debt issuance costs of $5 million, and an exit fee of $5 million. Upon repayment of the facility, the Company also settled accrued payment-in-kind interest totaling $79 million. The loss on extinguishment of debt is reflected in interest expense, net on the consolidated statements of operations for the fiscal year ended January 2, 2022.

In January 2018, the Company entered into leases in connection with its Greek Street properties. As part of these leases, the landlord has funded a principal amount of £5 million ($7 million), which represents costs paid directly by the landlord which will be repaid by the Company. Amounts funded by the landlord prior to the lease inception date were initially reflected as accrued liabilities and subsequently converted into long-term debt upon execution of the respective agreements. The Greek Street loans carry interest of 7.5%, are due for repayment in January 2028 and are unsecured. The Company incurred interest expense of less than $1 million during each of the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019.

In June 2018, the Company received proceeds of $6.5 million from the landlord of the Soho House Hong Kong property under a loan agreement. The loan had a 5-year term, with an interest rate of LIBOR + 7% payable annually, and all principal payments due at maturity. The Company incurred interest expense of less than $1 million during each of the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019. In September 2021, the Company repaid in full amounts outstanding under the Soho House Hong Kong loan.

On April 24, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $22 million. The loan had a January 2023 maturity date and was subject to a 1% interest rate. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and was administered by the US Small Business Administration (the “SBA”). The Company repaid all amounts outstanding under the US government-backed bank loan in March 2021. The Company incurred interest expense of less than $1 million during each of the fiscal years ended January 2, 2022 and January 3, 2021.

On March 31, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company, issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement includes an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred transaction costs of $12 million related to the Senior Secured Notes. During the fiscal year ended January 2, 2022, the Company incurred interest expense of $30 million related to the Senior Secured Notes. On November 15, 2021, Soho House Bond Limited entered into the First

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Amended and Restated Note Purchase Agreement (the "First Note Agreement"). The First Note Amendment amended the Notes Purchase Agreement to, among other things, transition reporting from accounting principles generally accepted in the United Kingdom to accounting principles generally accepted in the United States of America.

In December 2019, the Company entered into a credit facility with Compagnie de Phalsbourg LLC. As of January 2, 2022, the Company had drawn a total of €5 million ($6 million) under this facility. The facility matures in January 2025 and carries an interest rate of 7%. The Company incurred interest expense of less than $1 million and less than $1 million during the fiscal years ended January 2, 2022 and January 3, 2021, respectively.

In August 2020, the Company entered into a loan agreement with Optima Bank to borrow €2 million ($2 million). The loan matures in September 2023 and carries an interest rate of 4.1%. The Company incurred interest expense of less than $1 million during each of the fiscal years ended January 2, 2022 and January 3, 2021.

In August 2020, the Company entered into a loan with the government of Greece for a principal amount of €2 million ($2 million). The loan matures in July 2025 and carries an interest rate of 3.1%. The Company incurred interest expense of less than $1 million during each of the fiscal years ended January 2, 2022 and January 3, 2021.

On June 1, 2021, certain subsidiaries of the Company entered into a development funding agreement with Dorncroft Limited, the landlord of Soho Farmhouse. The agreement provides a commitment of up to £9 million ($12 million) for certain improvements at the Farmhouse property. As of January 2, 2022, the Company had drawn a total of £5 million ($6 million) under the development funding agreement. Interest on the balance drawn under the agreement accrues at an annual rate of 7.9% per annum and is added to the loan principal balance. The facility expires on the earlier of July 31, 2022 or the completion date for the planned development activities. The facility is guaranteed by SHG Acquisition (UK) Limited. The Company incurred interest expense of less than $1 million during the fiscal year ended January 2, 2022.

Property Mortgage Loans

In February 2019, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 corporate acquisition of Soho Beach House Miami with a new term loan and mezzanine loan. The new term loan of $55 million and mezzanine loan of $62 million are secured on the underlying property and operations of Soho Beach House Miami and are due in February 2024. The loans bear interest at 5.34% and 7.25%, respectively. The Company incurred interest expense on these facilities of $8 million, $8 million, and $7 million during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

Related Party Loans

In 2017, Soho Works Limited entered into a term loan facility agreement with two individuals who are the holders of the Company’s redeemable preferred shares related to a £40 million term loan facility. The SWL loan bears interest at 7% and matures at the earliest of: (a) September 29, 2022; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the two individuals may determine in their sole discretion. In December 2019, Soho Works Limited drew £11 million ($14 million) under the facility. During Fiscal 2021, Soho Works Limited drew an additional £2 million ($3 million) under the facility. The carrying amount of the term loan was £16 million ($21 million) and £13 million ($18 million) as of January 2, 2022 and January 3, 2021, respectively. The Company incurred interest expense on this facility of $2 million, $2 million, and less than $1 million during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

In August 2020, the Company entered into a non-interest bearing loan agreement with a noncontrolling interest shareholder of certain of its subsidiaries in Greece for a principal amount of less than €1 million ($1 million). The shareholder loan was initially scheduled to mature in December 2021, however the maturity date was subsequently extended until December 2022. The shareholder loan has an effective interest rate of 4% and is presented within current portion of related party loans on the consolidated balance sheets.

Shareholders of the Company provided £19 million unsecured, non-interest bearing loan notes. The loan notes constituted unsecured obligations, and the rights of the noteholders under such loan notes were contractually subordinated to any secured senior indebtedness of the Company. In May 2020, the loan notes were settled in exchange for 2,176,424 A ordinary shares of SHHL. Prior to settlement, the loan notes had an effective interest rate of 10%. The Company recognized effective interest expense of $2 million and $2 million on these loan notes during the fiscal years ended January 3, 2021 and December 29, 2019, respectively.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Debt Issuance Costs

Property mortgage loans due after more than one year are net of unamortized debt issuance costs of $2 million and $2 million as of January 2, 2022 and January 3, 2021, respectively. Other loans are net of unamortized debt issuance costs of less than $1 million and less than $1 million as of January 2, 2022 and January 3, 2021, respectively. The revolving credit facility was net of unamortized debt issuance costs of $2 million as of January 3, 2021; as of January 2, 2022, $1 million of unamortized debt issuance costs have been included within prepaid expenses and other current assets on the consolidated balance sheet, following repayment in full of the outstanding balance of the facility. The Permira Senior Facility was net of unamortized debt issuance costs of $5 million as of January 3, 2021. The Senior Secured Notes are net of unamortized debt issuance costs of $10 million as of January 2, 2022.

Future Principal Payments

The following table presents future principal payments for the Company’s debt, property mortgage loans, and related party loans as of January 2, 2022:

(in thousands)
2022	$28,620
2023	1,050
2024	117,758
2025	8,404
2026	855
Thereafter	458,858
$615,545

Financial Covenants

Some of the Company’s debt instruments contain a number of covenants that restrict the Company’s ability to incur debt in excess of calculated amounts, ability to make distributions under certain circumstances and generally require the Company to maintain certain financial metrics, such as leverage and minimum working capital levels. Failure for the Company to comply with the financial covenants contained in the debt instruments could result from, among other things, changes in its statement of operations, the incurrence of additional debt or changes in general economic conditions.

If the Company violates the financial covenants contained in the debt instruments, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable instruments, however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company.

As of January 2, 2022, the Company was in compliance with all debt covenants, current on all payments and not otherwise in default under any of the Company’s debt instruments.

13.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of January 2, 2022. There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of January 3, 2021 with the exception of Little House Mayfair Apartments for which the Company recognized an impairment loss during the fiscal year ended January 3, 2021 as discussed in Note 9, Property and Equipment, Net.

Fair Value of Financial Instruments

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the Senior Secured Notes as of January 2, 2022 using a discounted cash flow analysis. With respect to the fair value of the Permira Senior Facility as of January 3, 2021, the Company does not believe that its financial performance or creditworthiness changed significantly since the inception of the facility, which was issued at par with a floating interest rate of LIBOR (subject to a floor of 1%) + 7%. Given the nature of this floating rate obligation and the stability of the Company’s creditworthiness, the carrying value (excluding debt issuance costs of $5 million as of January 3, 2021) closely approximated the Permira obligation’s fair value prior to the repayment of the Permira Senior Facility in March 2021.

The fair value of the remaining debt is estimated to be equal to the current carrying value of each instrument based on a comparison of each instrument’s contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of January 2, 2022 and January 3, 2021.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2022 and thereafter:

(in thousands)	Carrying Value	Fair Value
January 2, 2022
Senior Secured Notes	$447,719	$460,182
Property mortgage loans	115,122	115,122
Other non-current debt	12,260	12,260
	$575,101	$587,564

(in thousands)	Carrying Value	Fair Value
January 3, 2021
Related party loans	$17,595	$17,595
Permira Senior Facility	542,638	547,739
US government-backed bank loan	21,481	21,481
Property mortgage loans	114,798	114,798
Other non-current debt	17,648	17,648
	$714,160	$719,261

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.
14.
Share-Based Compensation

In January 2012, in conjunction with the Acquisition, Soho House & Co Limited issued 4,469,417 B ordinary shares to its founder and CEO, with a weighted-average grant date fair value of $0.33 (£0.21) per share. These shares were restricted upon issuance and were scheduled to vest annually in equal installments over a five-year service period, or cliff-vest at the time of a change of control transaction, if earlier. This issuance of shares was accounted for similar to a stock option due to the consideration associated with the shares being due at the time of such shares being transferred or sold or, if earlier, December 31, 2020. All B ordinary shares became fully vested on January 12, 2017 and the Company received payment in full for the stock issuance. No share-based compensation expense has been recognized with respect to the B ordinary shares in any of the periods presented.

In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees. The awards are settled in SHHL ordinary D shares and the Company can grant up to 9,978,143 SHHL ordinary D shares under the 2020 Plan. In connection with the IPO in July 2021, 25% of the outstanding awards accelerated in accordance with the original plan and all of the outstanding awards were exchanged into awards that will be settled in Class A common stock of MCG. As a result of the exchange, 7,127,246 SHHL SARs were converted into 6,023,369 MCG SARs and 2,850,897 SHHL Growth Shares were converted into 781,731 MCG restricted stock awards. The exchanged awards are subject to the same vesting conditions as the original awards. The Company treated the exchange as a Type I probable-to-probable modification and measured the incremental cost of $5 million. The expense for accelerated awards and the incremental cost associated with vested awards of $13 million was recognized immediately upon the exchange.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

In July 2021, the Company established its 2021 Equity and Incentive Plan (the "2021 Plan"). The 2021 Plan allows for grants of nonqualified stock options, SARs, and RSUs, or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available will increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022. As of January 2, 2022, there were 9,484,456 shares available for future awards.

SHHL SARs and SHHL Growth Shares granted during 2020 under the 2020 Plan were scheduled to vest annually in equal installments over a four-year period, or cliff-vest at the time of a change of control transaction, if earlier. Upon a Qualifying IPO event (initial public offering where primary and secondary proceeds exceed $100 million), the 2020 Plan allowed for up to one year of vesting to accelerate. SHHL SARs had a base price per share of $10.523 and a contractual term of 10 years. According to the provisions of the 2020 Plan, exercised SHHL SARs would be settled in cash upon a change of control and in ordinary shares upon an IPO event. SHHL Growth Shares would be settled in D ordinary shares and were scheduled to vest upon a change in control or an IPO event. All awards issued under the 2020 Plan are accounted for as equity classified awards.

In July 2021, the Company granted 2,115,887 RSUs to employees and Board members under the 2021 Plan. The RSUs vest in two equal installments on the second and third anniversaries of the grant date, with the exception of RSUs granted to certain executives, which vest in four equal installments on the first, second, third, and fourth anniversaries of the grant date. In December 2021, the Company granted 506,990 RSUs to certain employees that will vest over a month. As of January 2, 2022, there were 2,622,877 RSUs outstanding under the 2021 Plan. All RSUs are accounted for as equity classified awards.

Share-based compensation during the fiscal years ended January 2, 2022 and January 3, 2021 was recorded in the consolidated statements of operations within general and administrative expense as shown in the following table:

	For the Fiscal Year Ended
(in thousands)	January 2, 2022	January 3, 2021
SARs	$15,998	$885
Restricted stock awards (Growth Shares)	5,246	1,733
RSUs	5,416	—
Total share-based compensation expense	$26,660	$2,618

There was no share-based compensation expense recognized for the fiscal year ended December 29, 2019.

The weighted-average assumptions used in valuing SARs and restricted stock awards (previously granted as Growth Shares) granted during each period are set forth in the following table:

	For the Fiscal Year Ended January 2, 2022	For the Fiscal Year Ended January 3, 2021
Expected average life(1)	3.50 years	3.50 years
Expected volatility(2)	50 – 55%	45%
Risk-free interest rate(3)	0.32 – 0.43%	0.25%
Expected dividend yield(4)	0.00%	0.00%
(1)
The expected average life assumption is based on the Company's expectation for a liquidity event as a grant date.
(2)
The expected volatility assumption is developed using leverage-adjusted historical volatilities for public peer companies for the period equal to the expected average life of the awards.
(3)
The risk-free rate is based on the US Treasury Rate Yield Curve Rate as of the grant date with maturities equal to the expected average life of the awards.
(4)
The expected dividend yield is 0.0% since the Company does not expect to pay dividends.

The weighted-average grant date fair values for SARs granted during the fiscal years ended January 2, 2022 and January 3, 2021 were 4.43 and $3.46, respectively. There were no SARs granted during the fiscal year ended December 29, 2019.

The following table shows a summary of all SARs granted under the 2020 Plan:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	—	—
Granted	5,815,850	$10.52
Exercised	—	—
Forfeited	(278,852)	10.52
Outstanding as of January 3, 2021	5,536,998	$10.52	9.65	$—
Exercisable as of January 3, 2021	10,991	10.52	9.67	—
Vested and expected to vest as of January 3, 2021	5,536,998	$10.52	9.65	$—
Granted	1,687,632	11.45
Forfeited (pre-IPO conversion)	(97,384)	10.86
Exercised	—	—
Converted (IPO conversion)	(1,103,877)
Forfeited (post-IPO conversion)	(182,886)	12.63
Outstanding as of January 2, 2022	5,840,483	$12.72	8.61	$1,733,089
Exercisable as of January 2, 2022	2,808,660	12.72	8.40	864,610
Vested and expected to vest as of January 2, 2022	5,840,483	$12.72	8.61	$1,733,089

As of January 2, 2022, total compensation expense not yet recognized related to unvested SARs issued under the 2020 Plan was approximately $14 million, which is expected to be recognized over a weighted average period of 1.79 years.

The following table shows a summary of all restricted stock awards (previously granted as Growth Shares) granted under the 2020 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 29, 2019	—	—
Granted	2,850,897	$3.46
Vested	—	—
Forfeited	—	—
Nonvested as of January 3, 2021	2,850,897	$3.46
Vested and not yet released as of January 3, 2021	—
Outstanding as of January 3, 2021	2,850,897	$3.46
Granted	—	—
Converted	(2,069,166)	—
Vested	(390,866)	13.28
Forfeited	—	—
Nonvested as of January 2, 2022	390,865	$13.28
Vested and not yet released as of January 2, 2022	390,866	13.28
Outstanding as of January 2, 2022	781,731	$13.28

As of January 2, 2022, total compensation expense not yet recognized related to unvested restricted stock awards (Growth Shares) was approximately $4 million, which is expected to be recognized over a weighted average period of 1.64 years.

The following table shows a summary of all RSUs granted under the 2021 Plan:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

	Number of Shares	Weighted Average Grant Date Fair Value(1)
Nonvested as of January 3, 2021	—	—
Granted	2,622,877	$10.98
Vested	—	—
Forfeited	—	—
Nonvested as of January 2, 2022	2,622,877	$10.98
Vested and not yet released as of January 2, 2022	—	—
Outstanding as of January 2, 2022	2,622,877	$10.98
(1)
The amount of share-based compensation for the RSUs is based on the fair value of our Class A common stock at the grant date.

As of January 2, 2022, total compensation expense not yet recognized related to unvested RSUs under the 2021 Plan was approximately $23 million, which is expected to be recognized over a weighted average period of 3.02 years.

15.
SHHL Redeemable Preferred Shares

In May 2016, the Company issued 10,000,000, 7% SHHL redeemable preferred shares totaling £10 million ($15 million) to unrelated parties. These shares were redeemable by the holders upon an exit, such as an IPO, or sale of the Company and the cumulative dividends are only paid on redemption. As of January 3, 2021, redemption of the preferred shares was not probable. During the second quarter of Fiscal 2021, the Company concluded that the shares were probable of becoming redeemable and, therefore, accreted the shares to their redemption value. The accretion of $5 million is reflected as a reduction in additional paid-in capital on the consolidated statements of changes in redeemable shares and shareholders’ equity (deficit). In addition, the Company remeasured the SHHL redeemable preferred shares and recognized a foreign currency translation gain of $1 million for the fiscal year ended January 2, 2022, which is reflected within accumulated deficit on the consolidated statements of changes in redeemable shares and shareholders’ equity (deficit). The Company redeemed these preferred shares for cash totaling $20 million in July 2021.

On March 31, 2021, the Company issued 12,970,766 senior convertible preference shares (the “Senior Preference Shares”) in an aggregate liquidation preference of $175 million, or approximately $13.49 per Senior Preference Share (the “Issuance Price”), to certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates (the “Preference Share Investors”). The Company received net proceeds of $162 million and incurred transaction costs of $13 million related to the Senior Preference Shares. The Senior Preference Shares accrue a non-cash dividend of 8% per annum on the investment amount of the Senior Preference Shares plus all previously compounded non-cash dividends. During the fiscal year ended January 2, 2022, the Company recognized non-cash preferred dividends of $4 million as an adjustment to the carrying value of the Senior Preference Shares, with a corresponding reduction in additional paid-in capital on the consolidated statements of changes in redeemable shares and shareholders’ equity (deficit). In addition, the Company recognized a deemed dividend of $51 million in connection with the conversion of the Senior Preference Shares into Class A common stock, because the conversion was effected at a discount to the public offering price. This deemed dividend is reflected as a reduction in additional paid-in capital on the consolidated statements of changes in redeemable preferred shares and shareholders' equity (deficit).

On July 19, 2021, all of the outstanding Senior Preference Shares were converted into an aggregate of 15,526,619 shares of Class A common stock of MCG immediately upon the closing of the IPO (as described in Note 1, Nature of the Business).

16.
SHHL C Ordinary Shares

On August 23, 2019, the Company issued 4,276,347 SHHL redeemable C ordinary shares to an unrelated third party for a total subscription price of $45 million. On the same date, the new investor purchased 475,150 SHHL A ordinary shares directly from Mr. Nick Jones for $5 million; these shares were immediately converted into an equal number of SHHL redeemable C ordinary shares. On November 4, 2019, the Company issued an additional 2,181,507 shares to the same investor for $20 million, resulting in a total of 6,933,004 SHHL redeemable C ordinary shares issued and outstanding as of December 29, 2019. The Company received net proceeds of $63 million and incurred $5 million of share issuance costs in connection with these transactions.

On May 19, 2020, the Company issued an additional 9,502,993 SHHL redeemable C ordinary shares to a different unrelated third party for a total subscription price of $100 million, net of discount of $6 million. The Company received net proceeds of $94 million

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

and incurred $1 million of share issuance costs in connection with this issuance. As a result, the Company had 16,435,997 SHHL redeemable C ordinary shares issued and outstanding as of January 3, 2021. The Company recorded the SHHL redeemable C ordinary shares as mezzanine equity as a result of the redemption provision described below.

Upon meeting certain conditions, the holders of the SHHL redeemable C ordinary shares described above had the option to redeem all of the shares between October 1, 2023 and March 31, 2024 with respect to the shares issued in August 2019 or between August 23, 2023 and February 23, 2024 with respect to the shares issued in May 2020, provided that the Company had not completed a public listing of its shares prior to the beginning of the respective redemption period. The redemption amount would be determined using a 5% stated rate of return on the holders’ aggregate subscription price, calculated for the period between August 23, 2019 (or May 19, 2020 for the subsequent issuance) and the redemption date. As of January 3, 2021, redemption of the SHHL redeemable C ordinary shares was not probable and, therefore, the Company recorded the shares at their original issuance price and has not accreted the shares to their redemption value.

An investor option was provided in conjunction with the SHHL redeemable C ordinary shares issued on May 19, 2020. In March 2021, the investor option was exercised for the full $50 million, net of a discount of $3 million, and the Company issued an additional 4,751,497 SHHL redeemable C ordinary shares. The Company received net proceeds of $47 million and did not incur any material share issuance costs in connection with this issuance. As a result, the Company had 21,187,494 SHHL redeemable C ordinary shares issued and outstanding immediately prior to the IPO. Redemption of these SHHL redeemable C ordinary shares was not probable as of any period preceding the IPO.

On December 8, 2020, Mr. Nick Jones sold certain of his SHHL A ordinary shares to an unrelated third party and as a condition of the transaction, the A ordinary shares were converted into 1,710,546 SHHL C ordinary shares. Unlike the previously issued SHHL redeemable C ordinary shares described above, the investor does not have the right to redeem these converted SHHL C ordinary shares. Therefore, 1,710,546 of the total 18,146,543 SHHL C ordinary shares outstanding as of January 3, 2021 were classified as permanent equity instead of mezzanine equity.

On July 19, 2021, all of the outstanding SHHL C ordinary shares were exchanged into an aggregate of 6,592,023 shares of Class A common stock and 10,871,215 shares of Class B common stock of MCG in connection with the Reorganization Transactions (as described in Note 1, Nature of the Business).

17.
Loss Per Share and Shareholders’ Equity (Deficit)

Prior to the IPO, SHHL had five classes of ordinary shares: A ordinary shares , B ordinary shares, C ordinary shares (a portion of which had certain redemption rights), C2 ordinary shares and D ordinary shares.

Holders of SHHL A ordinary shares (par value of £1) were entitled to one vote for each A ordinary share held. Each A ordinary shareholder was entitled pari passu to dividend payments or any other distributions.

In January 2012, the Company issued 4,469,417 of SHHL B ordinary shares with par value of £0.0001, which had no voting rights. These shares vested annually in equal installments over a period of five years, and all shares became vested on January 12, 2017. SHHL B ordinary shareholders were entitled to income rights in proportion to the SHHL A ordinary shareholders based on the number of shares held only after £167 million ($228 million, translated using the exchange rate on January 3, 2021) had been returned in aggregate to the holders of SHHL A ordinary shares, the SHHL C ordinary shares and the SHHL C2 ordinary shares.

As described in Note 16, SHHL C Ordinary Shares, in August and November 2019, the Company issued 6,933,004 SHHL redeemable C ordinary shares (par value of £1) to the same unrelated third party in two separate transactions. The Company issued an additional 9,502,993 SHHL redeemable C ordinary shares (par value of £1) to a separate unrelated third party in May 2020. The holders of SHHL redeemable C ordinary shares were entitled to one vote for each share held. In addition, so long as certain conditions were met, each of the investors was entitled to appoint one non-executive director and one non-voting observer director to the Company’s board and also had certain veto rights with respect to a sale of the Company prior to August 23, 2024. All SHHL redeemable C ordinary shares were entitled to dividend payments or any other distributions on a pari passu basis with other classes of SHHL ordinary shares. Upon a public listing of the Company’s shares, the SHHL redeemable C ordinary shares would convert into the same class of shares as the SHHL A ordinary shares on a 1:1 basis, subject to certain anti-dilution protection, whereby the holders of the SHHL redeemable C ordinary shares would receive additional shares if the value of the as-converted SHHL redeemable C ordinary shares was less than the investors’ initial subscription price.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Separate from the SHHL redeemable C ordinary shares discussed above, in December 2020, the Company converted 1,710,546 SHHL A ordinary shares into 1,710,546 SHHL C ordinary shares which were not redeemable by the Company. These SHHL C ordinary shares did not have any voting or veto rights. The shares were entitled to dividend payments or any other distributions on a pari passu basis with other classes of SHHL ordinary shares. Upon a public listing of the Company’s shares, the SHHL C ordinary shares would convert into the same class of shares as the SHHL A ordinary shares on a 1:1 basis, subject to certain anti-dilution protection, whereby the holders of the SHHL C ordinary shares would receive additional shares if the value of the as-converted SHHL C ordinary shares was less than the investors’ initial purchase price.

In December 2019, the Company issued 3,326,048 of non-voting SHHL C2 ordinary shares with par value of £1 to an unrelated third party. The Company incurred $1 million of share issuance costs in connection with this transaction. The SHHL C2 ordinary shares were entitled to dividend payments or any other distributions on a pari passu basis with other classes of SHHL ordinary shares.

In August 2020, the Company established the 2020 Plan, under which employees received SHHL SARs and SHHL Growth Shares which would be settled in SHHL D ordinary shares (par value of £0.0001). As of January 3, 2021, there are 2,850,897 SHHL D ordinary shares issued and outstanding. The SHHL D ordinary shares did not have any voting rights. SHHL D ordinary shareholders were entitled to income and distribution rights in proportion to the SHHL A ordinary, B ordinary, C ordinary and C2 ordinary shareholders based on the number of shares held only after $1,800 million had been returned to the holders of all other classes of SHHL ordinary shares.

Immediately prior to the closing of the IPO, affiliates of The Yucaipa Companies, LLC, and Messrs. Ron Burkle, Nick Jones, and Richard Caring exchanged their SHHL A ordinary shares, SHHL B ordinary shares, SHHL C ordinary shares and SHHL D ordinary shares for 141,500,385 shares of Class B common stock of MCG having an equivalent value, while the other ordinary shareholders of SHHL exchanged their equity interests for 14,935,193 shares of Class A common stock of MCG having an equivalent value.

The table below presents changes in each class of the Company’s redeemable preferred shares, ordinary shares and common stock, as applicable:

				SHHL Ordinary Shares						MCG Common Stock
	SHHL Redeemable Preferred Shares	SHHL Redeemable C Ordinary Shares		A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares	D Ordinary Shares		Class A Common Stock	Class B Common Stock
As of December 30, 2018	10,000,100	—		166,585,263	4,469,417	—	—	—		—	—
Redemption of SHHL redeemable preferred shares	(100)	—		—	—	—	—	—		—	—
Issuance of SHHL redeemable C ordinary shares	—	6,191,200		—	—	—	—	—		—	—
Conversion of SHHL A ordinary shares into SHHL redeemable C ordinary shares	—	475,150		(475,150)	—	—	—	—		—	—
SHHL redeemable C ordinary shares issuance costs	—	266,654		—	—	—	—	—		—	—
Issuance of SHHL C2 ordinary shares	—	—		—	—	—	3,326,048	—		—	—
As of December 29, 2019	10,000,000	6,933,004		166,110,113	4,469,417	—	3,326,048	—		—	—
Conversion of related party loan to SHHL A ordinary shares	—	—		2,176,424	—	—	—	—		—	—
Issuance of SHHL redeemable C ordinary shares	—	9,502,993		—	—	—	—	—		—	—
Conversion of SHHL A ordinary shares into SHHL C ordinary shares	—	—		(1,710,546)	—	1,710,546	—	—		—	—
Issuance of SHHL Growth Shares under the 2020 Plan	—	—		—	—	—	—	2,850,897		—	—
As of January 3, 2021	10,000,000	16,435,997		166,575,991	4,469,417	1,710,546	3,326,048	2,850,897		—	—
Issuance of senior convertible preference shares (Note 15)	12,970,766	—		—	—	—	—	—		—	—
Issuance of SHHL redeemable C ordinary shares (Note 16)	—	4,751,497		—	—	—	—	—		—	—
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition (Note 3)	—	—		—	—	—	644,828	—		—	—
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition (Note 3)	—	—	—	—	—	—	92,647	—	—	—	—
SHHL C2 ordinary shares issued in connection with the purchase of Soho Works North America noncontrolling interests (Note 3)	—	—	—	—	—	—	3,984,883	—	—	—	—
SHHL C2 ordinary shares issued in connection with the purchase of Scorpios noncontrolling interests (Note 3)	—	—	—	—	—	—	572,410	—	—	—	—
SHHL C2 ordinary shares issued in connection with the LINE and Saguaro Acquisition (Note 3)	—	—	—	—	—	—	1,900,599	—	—	—	—
Effect of the Reorganization Transactions (Note 1)	—	(21,187,494)		(166,575,991)	(4,469,417)	(1,710,546)	(10,521,415)	(2,850,897)		14,935,193	141,500,385
Issuance of common stock in connection with initial public offering	—	—		—	—	—	—	—		30,567,918	—
Redemption of the May 2016 preferred shares	(10,000,000)	—		—	—	—	—	—		—	—
Conversion of senior convertible preference shares into Class A common stock (Note 1)	(12,970,766)	—		—	—	—	—	—		15,526,619	—
As of January 2, 2022	—	—		—	—	—	—	—		61,029,730	141,500,385

Loss Per Share

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

The table below illustrates the reconciliation of the loss and the number of shares used in the calculations of basic and diluted loss per share:

	For the Fiscal Year Ended
(in thousands except share and per share amounts)	January 2, 2022	January 3, 2021	December 29, 2019
Net loss attributable to Membership Collective Group Inc.	$(265,395)	$(228,461)	$(127,742)
Less: Cumulative May 2016 preferred shares undeclared dividends	(4,778)	(4,250)	(3,312)
Less: Preferred shares declared dividends	—	—	(364)
Less: Incremental accretion of May 2016 preferred shares to redemption value	(1,085)	—	—
Add: Foreign currency remeasurement of redeemable preferred shares	666	—	—
Less: Non-cash dividends on the Senior Preference Shares	(4,335)	—	—
Less: Preferred shares deemed dividend upon conversion	(51,469)	—	—
Adjusted net loss attributable to Class A and Class B common stockholders	(326,396)	(232,711)	(131,418)
Weighted average shares outstanding for basic and diluted loss per share for Class A and Class B common stockholders	173,691,203	141,896,349	130,491,721
Basic and diluted loss per share	$(1.88)	$(1.64)	$(1.01)

The net loss attributable to the Company in calculating basic and diluted loss per share for all periods presented is adjusted for cumulative undeclared dividends on the May 2016 preferred shares. In addition, the net loss attributable to the Company in calculating basic and diluted loss per share for the fiscal year ended January 2, 2022 is adjusted for non-cash dividends on the Senior Preference Shares and the impact of the deemed dividend to the holders of Senior Preference Shares upon their conversion into MCG Class A common stock.

The loss per share calculations for the fiscal years ended January 2, 2022 and January 3, 2021 exclude additional shares that would be issuable to the holders of SHHL redeemable C ordinary shares in the event of a public listing that resulted in the value of the SHHL redeemable C ordinary shares being less than the investor’s initial subscription price, because the impact of including such additional shares would be anti-dilutive. In addition, the loss per share calculations for the fiscal years ended January 2, 2022 and January 3, 2021 exclude the impact of unvested Growth Shares (which were exchanged into restricted stock awards in connection with the IPO) because the inclusion of such shares in diluted loss per share would be anti-dilutive.

18.
Commitments and Contingencies

Litigation Matters

The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company’s management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company’s consolidated financial statements.

Commitments and Contingencies

In connection with the closure of Houses across the world beginning on March 14, 2020, the Company in its sole discretion issued membership credits to Soho House members to be redeemed for certain Soho House products and services. Membership credits were issued by the Company as a one-time goodwill gesture deemed to be a marketing offer to Soho House members, and were initially set to expire on December 31, 2020. The liability associated with the membership credits is derecognized based on the usage of credits and the cost of the inventory or services to fulfill the Company’s obligation to its Soho House members; this liability is classified within other current liabilities on the Company’s consolidated balance sheet. In December 2020, the Company made the decision in its sole discretion to extend the expiration date to June 30, 2021 as a result of the continuing impact of the COVID-19 pandemic, resulting in a significant number of the Houses remaining closed or operating at a reduced capacity for longer periods than the Company originally expected. In March 2021, the Company decided in its sole discretion to further extend the expiration date to September 30, 2021. The Company simultaneously adjusted its obligation based on its best estimate of the cost to be incurred. The redemption rate used to estimate the obligation associated with the membership credits was based on the Company’s cumulative

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

experience to-date. Accordingly, an estimated liability of $12 million was accrued as of January 3, 2021. There were associated marketing expenses of $8 million and $12 million during the fiscal years ended January 2, 2022 and January 3, 2021, respectively, which are included within other expense in the consolidated statements of operations. The expense recognized during the fiscal year ended January 2, 2022 is net of $4 million recorded upon expiration of the vast majority of credits on September 30, 2021.

On December 7, 2017, 139 Ludlow Acquisition LLC entered into a loan agreement with Natixis Real Estate Capital LLC. The borrower is a joint venture owned in equal thirds by Soho 139 Holdco, LLC (an entity controlled by the Company) and its two partners. Pursuant to the loan agreement, the lender advanced $33.5 million, the bulk of which proceeds were used to extinguish and refinance the borrower’s previous mortgage loan with Centennial Bank. The loan is secured with a first priority mortgage and security interest on the real property known as 139 Ludlow Street, New York (including an assignment of leases and rents and other customary mortgage documents). The loan is generally “non-recourse”, but subject to standard “carve-outs” for which US AcquireCo, Inc. (a wholly-owned subsidiary of the Company) and its joint venture partners (the “Guarantors”) provided a guarantee of recourse obligations, pursuant to which such Guarantors are jointly and severally obligated to pay (without any cap or limit) the amounts of any actual loss, damage, cost, expense, liability, claim or other obligation incurred by the lender.

In August 2014, the Company entered into a security arrangement with regards to Raycliff Red LLP’s (a VIE’s) £4 million ($7 million) bank loan to redevelop a property into an overflow location for Shoreditch House hotel rooms in the United Kingdom. In May 2016, the VIE extended the existing loan to £10 million ($15 million) to, inter alia, purchase an adjoining property that was redeveloped as an overflow location for Shoreditch House hotel rooms. In May 2017, the VIE extended the existing loan to £20 million ($26 million). In July 2018, the facility was extended by a further £0.4 million ($0.5 million). The Company has provided security in respect of the loan by granting the lender a charge over its membership interest in the VIE. The security will remain in effect until the VIE’s bank loan is repaid in full to the lender. In October 2019, the VIE entered into a term loan facility agreement with a new lender, the proceeds of which were used to repay the previous bank loan. As of January 2, 2022, the outstanding balance of the VIE’s term loan was £21 million ($29 million). The Company has provided security in respect of the term loan by granting the lender a charge over its membership interest in the VIE. The security will remain in effect until the VIE’s term loan is repaid in full to the lender.

In January 2014, the Company committed to invest €10 million ($14 million) in Soho House Barcelona, for the entity to redevelop a property into Soho House Barcelona in Spain. As of January 1, 2017, the Company had advanced €10 million ($10 million) of its commitment, of which €5 million ($5 million) was in cash and €5 million ($5 million) was in the form of a convertible loan (which converted to shares on November 30, 2016). There was no further activity during the fiscal year ended December 30, 2018. The cash loan matured on September 30, 2019 and was converted into shares in December 2019. Following its redevelopment, the Company began operating the property in October 2016 and has agreed to meet certain performance targets in the first five years of operations. If unmet, the Company must cure any performance shortfall for a maximum exposure of €4.4 million ($5 million) in 2019 and adjusted for inflation every year thereafter.

On November 18, 2016, an existing mortgage loan over the Soho House Barcelona property was novated by the VIE to Banca March and extended to a total commitment of €18 million ($19 million). This loan was further extended to a total commitment of €39.5 million ($45 million) on March 21, 2019, and a portion of the proceeds was used to redeem an existing €18 million ($20 million) mezzanine facility from Orca Finance and Invest Ltd to Mirador Barcel S.L. The Banca March loan is secured by way of mortgage over Soho House Barcelona.

In June 2018, the Company issued a Letter of Guarantee, secured by The Hongkong and Shanghai Banking Corporation Limited, Hong Kong, in place of a cash deposit totaling HKD 40.6 million ($5 million) to the landlord of Soho House Hong Kong in connection with the lease of the property. Subject to certain criteria, the bank guarantee reduces annually to HKD 32.4 million ($4 million) on the first anniversary of the Letter of Guarantee and HKD 24.3 million ($3 million) on the second anniversary. In addition, in June 2018, Soho House (Hong Kong) Limited drew down $6.5 million pursuant to a loan agreement with Bright Success Investment Limited dated July 12, 2017 (as amended June 1, 2018 and March 7, 2019). In September 2021, the Company repaid in full amounts outstanding under the Soho House Hong Kong loan. For additional information, refer to Note 12, Debt.

Certain subsidiaries of the Company guarantee the obligations of Soho Restaurants Limited (and its subsidiaries) under eight property leases (the “Soho Restaurants Guarantees”) with respect to any required rental or other payments under these guaranteed leases. The Soho Restaurants Guarantees are historical lease guarantees that have remained in place following the spin out of Soho Restaurants Limited from the Company in December 2017. The lease guarantees are predominantly lease term guarantees. The maximum exposure under these guarantees is $1 million in any given year. While the Company incurred operational expenses supporting Soho

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

Restaurants Limited, prior to its consolidation of this entity, to date the Company has not made any guarantee payments nor has it become obligated to make any payments pursuant to any Soho Restaurants Guarantee.

The Company believes the likelihood of having to perform under the aforementioned operations performance and lease guarantees was remote as of January 2, 2022 and January 3, 2021.

Capital Commitments

As of January 2, 2022, capital expenditure commitments contracted for but not yet incurred totaled less than $1 million and were related primarily to site improvement costs for Soho House West Hollywood Cecconi's. As of January 3, 2021, capital expenditure commitments contracted for but not yet incurred totaled $1 million and were related primarily to Soho House Hong Kong.

19.
Defined Contribution Plan

The Company operates a defined contribution pension plan, an occupational plan to which an individual and their employer make contributions. The assets of the plan are held separately from those of the Company in an independently administered fund. The plan charge amounted to $9 million, $11 million, and $10 million in the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. There were no outstanding or prepaid contributions at either the beginning or end of the fiscal years presented in these consolidated financial statements.

20.
Income Taxes

Below are the components of loss before income taxes for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 under the following tax jurisdictions:

	For the Fiscal Year Ended
(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Domestic(1)	$(45,312)	$(137,120)	$(87,880)
Foreign(1)	(222,508)	(98,931)	(35,652)
	$(267,820)	$(236,051)	$(123,532)
(1)
Prior to the Reorganization Transactions, Domestic refers to the UK tax jurisdiction and Foreign refers to all non-UK tax jurisdictions. Following the Reorganization Transactions, Domestic refers to the US tax jurisdiction and Foreign refers to all non-US tax jurisdictions.

The provision for income taxes is as follows:

	For the Fiscal Year Ended
(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Current tax expense
Domestic(1)	$—	$7	$135
Foreign(1)	1,167	558	4,469
Total current	1,167	565	4,604
Deferred tax expense (benefit)
Domestic(1)	(891)	—	—
Foreign(1)	618	(1,341)	(136)
Total deferred	(273)	(1,341)	(136)
Total income tax expense (benefit)	$894	$(776)	$4,468

Effective income tax rate	(0%)	0%	(4%)
(1)
Prior to the Reorganization Transactions, Domestic refers to the UK tax jurisdiction and Foreign refers to all non-UK tax jurisdictions. Following the Reorganization Transactions, Domestic refers to the US tax jurisdiction and Foreign refers to all non-US tax jurisdictions.

A reconciliation of the US and UK statutory income tax rate to the consolidated effective income tax rate is as follows:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

	For the Fiscal Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Benefit at US (Fiscal 2021) and UK (Fiscal 2020 and Fiscal 2019) UK statutory income tax rate	21%	19%	19%
Permanent differences	(3%)	0%	0%
Non deductible expenses	(3%)	0%	(3%)
Change in unrecognized tax benefits	0%	0%	(2%)
Movement in valuation allowances	(15%)	(24%)	(21%)
Change in valuation allowance due to remeasurement of deferred taxes	(7%)	0%	0%
Differences in tax rates in other jurisdictions	0%	1%	(1%)
Change in tax rates	7%	1%	0%
Other	0%	3%	4%
Effective income tax rate	0%	0%	(4%)

The effective income tax rate for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 differs from the US and UK statutory rate, as applicable, of 21%, 19%, and 19%, respectively. The difference for the fiscal years ended January 2, 2022 and January 3, 2021 are primarily due to current period losses in certain jurisdictions that require an additional valuation allowance.

Deferred Income Taxes

Deferred tax assets and liabilities consist of the following:

	As of
(in thousands)	January 2, 2022	January 3, 2021
Deferred tax assets
Property and equipment, net	$24,591	$16,578
Intangible assets	—	1,492
Other short term differences	17,483	6,748
Lease liability	229,350	112,460
Interest limitation carryforward	73,422	47,783
Tax losses	118,890	88,178
Total gross deferred tax assets	463,736	273,239
Valuation allowance	(174,265)	(131,426)
Total deferred tax assets	$289,471	$141,813
Deferred tax liabilities
Property and equipment, net	(38,373)	(328)
Intangible assets	(17,422)	(12,077)
Right of use asset	(232,822)	(114,152)
Other	(2,264)	(452)
Investment in partnership	—	(15,726)
Total gross deferred tax liabilities	(290,881)	(142,735)
Total net deferred tax liabilities(1)	$(1,410)	$(922)
(1)
For US tax purposes, the LINE and Saguaro Acquisition transaction was considered an asset acquisition. Refer to Note 3, Acquisitions, for further information on this transaction.

Total net deferred taxes are classified as follows:

	As of
(in thousands)	January 2, 2022	January 3, 2021
Non-current deferred tax assets	$446	$377
Non-current deferred tax liabilities	(1,856)	(1,299)
	$(1,410)	$(922)

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

As of January 2, 2022, deferred tax assets related to tax losses were $119 million and interest limitation carryforwards were $73 million which can be used to offset future taxable income. This includes $67 million of net operating losses, or "NOLs", and $23 million of interest limitation carryforwards in the US; $35 million tax losses and $50 million interest limitation carryforwards in the UK; $4 million tax losses in the Netherlands; and $10 million tax losses in Hong Kong.

Deferred tax assets related to NOLs generated in the US of $238 million will not expire. Deferred tax assets related to federal and state NOL carryforwards which were generated in the US of $69 million and $185 million will expire, if not utilized, in 2031 to 2038 and in 2027 to 2038, respectively. Interest limitation carryforwards in the US do not expire. Deferred tax assets related to tax losses and interest limitation carryforwards in the UK of $35 million and $50 million will not expire. Following a change in tax law in the 2021 period, deferred tax assets related to tax losses generated post 2013 in the Netherlands of $4 million will not expire. Deferred tax assets related to tax losses in Hong Kong of $10 million will not expire.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion of or all the deferred tax assets will not be realized. The Company has concluded that it is not more likely than not that the majority of the deferred tax assets can be realized and therefore a valuation allowance has been assigned to these deferred tax assets. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which could result in a material benefit to the results of operations in the period in which the benefit is determined.

During the fiscal year ended January 2, 2022, the valuation allowance for deferred tax assets increased by $43 million. This increase mainly relates to incremental valuation allowances recorded against deferred tax assets in the UK, US, Netherlands and Hong Kong arising in the period. The components of the increase in valuation allowance are $41 million as a result of current year activity, $17 million as a result of changes in tax rates in foreign jurisdictions, $16 million relating to the write-off of existing deferred tax assets, and $1 million as a result of the foreign exchange translation impact.

As of January 2, 2022, the Company had $104 million (January 3, 2021: $59 million), $54 million (January 3, 2021: $62 million), $4 million (January 3, 2021: $3 million), and $8 million (January 3, 2021: $6 million) in valuation allowances against the net UK, US, Dutch, and Hong Kong deferred tax assets, respectively.

A portion of the Company's US deferred tax assets relates to net operating losses, the use of which may not be available as a result of limitations under Section 382 of the US tax code. With respect to the US net operating losses, it is not practical to determine if such losses would be utilized based on Management's future projected taxable income.

The deferred tax liability for the fiscal year ended January 3, 2021 relating to the investment in partnership was a result of Soho House US Corporation's 99.66% ownership of Soho House LLC, which was treated as a partnership for US tax purposes and which contained the majority of the Company's US operations. As of January 2, 2022, Soho House US Corporation owns 100% of Soho House LLC and, therefore, deferred taxes are no longer measured on the investment in the partnership. Instead, deferred taxes are measured on the inside basis of assets and liabilities within Soho House LLC.

As of January 2, 2022, the Company had no undistributed earnings on which to provide tax. In the event the Company's subsidiaries become profitable, any distributions will not be taxable due to the UK dividends received exemption regime.

Impact of Global Intangible Low Taxed Income Provisions (United States)

Due to the Reorganization Transactions described in Note 1, Nature of the Business, the Company is now subject to the US Global Intangible Low Taxed Income (GILTI) provisions which require US groups to include in taxable income certain earnings of their foreign controlled corporations. This provision did not impact the Company in the current year since these foreign controlled corporations generated an overall loss which has no impact on US taxable income. We have elected to treat any potential GILTI inclusions under the period cost.

Uncertain Tax Positions

The Company recognizes tax liabilities when, despite its belief that its tax return positions are supportable, management believes that certain positions may not be fully sustained upon review by tax authorities. Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more likely than not recognition threshold. Where

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

the Company has determined that its tax return filing position does not satisfy the more-likely-than-not recognition threshold, the Company has recorded $16 million of tax benefits.

The ongoing assessments of the more-likely-than-not outcomes of uncertain tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact its operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 2, 2022, the Company believes it is reasonably possible that the uncertain tax benefits recorded as of January 2, 2022 will be reduced by $2 million as a result of expiry of the relevant statute of limitation in the UK.

In July 2021, the Company carried out a legal entity restructuring which resulted in the formation of Membership Collective Group Inc., a US domiciled corporation, as the parent entity of the Company. Prior to July 2021, the parent entity of the Company was a UK domiciled entity.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Balance at beginning of year	$11,293	$9,221	$7,147
Additions related to the current year	3,948	1,996	3,040
Reductions due to expiry of state of limitations	(3,822)	(1,356)	(1,234)
Change in tax rate	3,566	1,478	—
Foreign exchange	144	(46)	268
Balance at end of year	$15,129	$11,293	$9,221

During the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, the Company did not recognize any interest and penalties associated with its unrecognized tax benefits in its consolidated statements of operations. As of January 2, 2022, if recognized, $15 million of its unrecognized tax benefits, including interest and penalties, would have no impact on the Company’s effective tax rate as a full valuation allowance would be applied.

In the UK, US and Greece, the earliest tax years that remain subject to examination by the tax authorities are 2019, 2016, and 2017, respectively. To the extent US tax attributes generated in closed years are carried forward into years that are open to examination, they may be subject to adjustment in audit.

21.
Segments

The Company’s core operations comprise of Houses and restaurants across a number of territories, which are managed on a geographical basis. There is a segment managing director for each of the UK, North America, and Europe and Rest of the World (“RoW”) who is responsible for Houses, hotels and restaurants in that region. Each operating segment manager reports directly to the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and President combined. In addition to Houses and restaurants, the Company offers other products and services, such as retail, home & beauty products and services, which comprise its Retail operating segment; access to Soho Works collaboration spaces across the UK and North America, which comprise its Soho Works operating segment; and memberships for people who live in cities where physical Houses do not exist, which comprise its Cities Without Houses operating segment. The Retail, Soho Works, and Cities Without Houses operating segments also have segment managers which report directly to the CODM and are managed separately from the Houses and hotels in each region.

US GAAP establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in the accounting standards, we realigned our reportable segments for the fiscal year ended January 2, 2022. As a result of this realignment, we now have the following three reportable segments:

•
UK,
•
North America, and
•
Europe and RoW.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

The manner in which the CODM assesses information for decision-making purposes changed during the fourth quarter of Fiscal 2021. Soho House Design, which was previously a separate reportable segment, is no longer a separate operating segment or reportable segment since the CODM does not review discrete financial information for the business. In addition, Soho Restaurants, which was previously not a separate operating or reportable segment, became a separate operating segment since the CODM reviews discrete financial information for the business. The Company restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company's consolidated statements of operations, balance sheets or statements of cash flows.

The Company analyzed the results of the Retail, Soho Works, Soho Restaurants, and Cities Without Houses operating segments and concluded that they did not warrant separate presentation as reportable segments as they do not provide additional useful information to the readers of the financial statements. Therefore, these segments are included as part of an “All Other” category.

Intercompany revenues and costs among the reportable segments are not material and accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at segment totals. Segment revenue includes revenue of certain equity method investments, which are considered standalone operating segments, which are therefore not included in revenues as part of these consolidated financial statements. Eliminations between segments are separately presented. Corporate results include amounts related to Corporate functions such as administrative costs and professional fees. Income tax expense is managed by Corporate on a consolidated basis and is not allocated to the reportable segments.

The Company manages and assesses the performance of the reportable segments by adjusted EBITDA, which is defined as net income (loss) before depreciation and amortization, interest expense, net, provision (benefit) for income taxes, adjusted to take account of the impact of certain non-cash and other items that the Company does not consider in its evaluation of ongoing operating performance. These other items include, but are not limited to, loss (gain) on sale of property and other, net, share of loss (profit) of equity method investments, foreign exchange, pre-opening expenses, non-cash rent, deferred registration fees, net, share of equity method investments adjusted EBITDA, share-based compensation expense and certain other expenses.

The following tables present disaggregated revenue for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

	For the Fiscal Year Ended January 2, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$94,746	$59,722	$22,074	$176,542	$21,539	$198,081
In-House revenues	103,289	88,987	35,567	227,843	—	227,843
Other revenues	42,111	30,878	22,778	95,767	70,885	166,652
Total segment revenue	240,146	179,587	80,419	500,152	92,424	592,576
Elimination of equity accounted revenue	(13,438)	(6,088)	(12,496)	$(32,022)	—	(32,022)
Consolidated revenue	$226,708	$173,499	$67,923	$468,130	$92,424	$560,554

	For the Fiscal Year Ended January 3, 2021
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$98,478	$54,765	$22,884	$176,127	$10,595	$186,722
In-House revenues	50,684	53,563	28,904	133,151	—	133,151
Other revenues	23,869	20,918	6,282	51,069	43,981	95,050
Total segment revenue	173,031	129,246	58,070	360,347	54,576	414,923
Elimination of equity accounted revenue	(16,783)	(3,140)	(10,624)	(30,547)	—	(30,547)
Consolidated revenue	$156,248	$126,106	$47,446	$329,800	$54,576	$384,376

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

	For the Fiscal Year Ended December 29, 2019
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$98,495	$53,399	$17,691	$169,585	$9,803	$179,388
In-House revenues	138,813	132,736	65,708	337,257	—	337,257
Other revenues	44,721	50,718	30,646	126,085	56,276	182,361
Total segment revenue	282,029	236,853	114,045	632,927	66,079	699,006
Elimination of intersegment revenue	(801)	(144)	(458)	(1,403)	—	(1,403)
Elimination of equity accounted revenue	(23,726)	(6,175)	(25,667)	(55,568)	—	(55,568)
Consolidated revenue	$257,502	$230,534	$87,920	$575,956	$66,079	$642,035

The following tables present the reconciliation of reportable segment adjusted EBITDA to total consolidated segment revenue and the reconciliation of net loss to adjusted EBITDA:

	For the Fiscal Year Ended January 2, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$226,708	$173,499	$67,923	$468,130	$92,424	$560,554
Total segment operating expenses	(183,051)	(145,293)	(64,686)	(393,030)	(114,705)	(507,735)
Share of equity method investments adjusted EBITDA	2,289	760	1,613	4,662	—	4,662
Reportable segments adjusted EBITDA	45,946	28,966	4,850	79,762	(22,281)	57,481
Unallocated corporate overhead						(40,741)
Consolidated adjusted EBITDA						16,740
Depreciation and amortization						(83,613)
Interest expense, net						(84,382)
Income tax expense						(894)
Gain on sale of property and other, net						6,837
Share of loss of equity method investments						(2,249)
Foreign exchange (1)						(25,541)
Pre-opening expenses						(21,294)
Non-cash rent						(12,651)
Deferred registration fees, net						(4,463)
Share of equity method investments adjusted EBITDA						(4,662)
Share-based compensation expense						(26,660)
Other expenses, net						(25,882)
Net loss						$(268,714)
(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

	For the Fiscal Year Ended January 3, 2021
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$156,248	$126,106	$47,446	$329,800	$54,576	$384,376
Total segment operating expenses	(131,444)	(112,862)	(50,677)	(294,983)	(61,519)	(356,502)
Share of equity method investments adjusted EBITDA	2,647	132	784	3,563	-	3,563
Reportable segments adjusted EBITDA	27,451	13,376	(2,447)	38,380	(6,943)	31,437
Unallocated corporate overhead						(31,211)
Consolidated adjusted EBITDA						226
Depreciation and amortization						(69,802)
Interest expense, net						(77,792)
Income tax benefit						776
Gain on sale of property and other, net						98
Share of loss of equity method investments						(3,627)
Foreign exchange						3,354
Pre-opening expenses						(21,058)
Non-cash rent						(15,627)
Deferred registration fees, net						(1,149)
Share of equity method investments adjusted EBITDA						(3,563)
Share-based compensation expense						(2,618)
Other expenses, net						(44,493)
Net loss						$(235,275)

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

	For the Fiscal Year Ended December 29, 2019
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$257,502	$230,534	$87,920	$575,956	$66,079	$642,035
Total segment operating expenses	(210,577)	(189,385)	(74,827)	(474,789)	(60,725)	(535,514)
Share of equity method investments adjusted EBITDA	3,674	802	2,271	6,747	-	6,747
Reportable segments adjusted EBITDA	50,599	41,951	15,364	107,914	5,354	113,268
Unallocated corporate overhead						(27,413)
Consolidated adjusted EBITDA						85,855
Depreciation and amortization						(57,139)
Interest expense, net						(64,108)
Income tax expense						(4,468)
Loss on sale of property and other, net						(1,340)
Share of profit of equity method investments						774
Foreign exchange						3,465
Pre-opening expenses						(23,437)
Non-cash rent						(33,128)
Deferred registration fees, net						(6,633)
Share of equity method investments adjusted EBITDA						(6,747)
Other expenses, net						(21,094)
Net loss						$(128,000)

	For the Fiscal Year Ended
(in thousands)	January 2, 2022	January 3, 2021	December 29, 2019
Net loss	$(268,714)	$(235,275)	$(128,000)
Depreciation and amortization	83,613	69,802	57,139
Interest expense, net	84,382	77,792	64,108
Income tax expense (benefit)	894	(776)	4,468
EBITDA	(99,825)	(88,457)	(2,285)
(Gain) loss on sale of property and other, net	(6,837)	(98)	1,340
Share of loss (profit) of equity method investments	2,249	3,627	(774)
Foreign exchange	25,541	(3,354)	(3,465)
Pre-opening expenses (1)	21,294	21,058	23,437
Non-cash rent	12,651	15,627	33,128
Deferred registration fees, net	4,463	1,149	6,633
Share of equity method investments adjusted EBITDA	4,662	3,563	6,747
Share-based compensation expense, net of tax	26,660	2,618	—
Other expenses, net (2)	25,882	44,493	21,094
Adjusted EBITDA	$16,740	$226	$85,855
(1)
The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

(2)
Represents other items included in operating expenses, which are outside the normal scope of the Company’s ordinary activities or non-cash, including expenses incurred in respect of membership credits of $8 million and $12 million for the fiscal years ended January 2, 2022 and January 3, 2021, respectively. Other expenses, net also include IPO-related costs of $14 million and corporate financing and restructuring costs of $2 million incurred during the fiscal year ended January 2, 2022. For the fiscal year ended January 3, 2021, other expenses, net include COVID-19 related charges of $5 million, abandoned project costs of $7 million, corporate restructuring costs of $6 million, and the Soho Restaurants guarantee provision of $5 million (refer to Note 4, Consolidated Variable Interest Entities).

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of January 2, 2022 and January 3, 2021. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	January 2, 2022	January 3, 2021
Long-lived assets by geography
United Kingdom	$571,716	$567,093
North America	807,163	760,864
All other foreign countries	326,694	327,582
Total long-lived assets	$1,705,573	$1,655,539

22.
Related Party Transactions

In 2017, Soho Works Limited entered into a term loan facility agreement with two individuals who were the holders of the Company’s redeemable preferred shares until the redemption of such shares during the fiscal year ended January 2, 2022. For additional information, refer to Note 12, Debt – Related Party Loans.

In 2013, 2016, 2018, and 2019, the Company entered into certain loans with its existing shareholders, affiliates of The Yucaipa Companies, LLC, Richard Caring and Nick Jones. These loans have been repaid or converted into ordinary shares of SHHL as of January 3, 2021. For additional information, refer to Note 12, Debt – Related Party Loans.

In June 2019, Soho House Limited made an interest free loan of less than $1 million to Nick Jones. The loan was due on demand and was settled in full on April 15, 2021.

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	January 2, 2022	January 3, 2021
Soho House Toronto Partnership	$(810)	$(1,787)
Soho House—Cipura (Miami), LLC	—	1,427
Raycliff Red LLP	(2,952)	(684)
Mirador Barcel S.L.	450	773
Little Beach House Barcelona S.L.	(203)	1
Mimea XXI S.L.	429	149
	$(3,086)	$(121)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

In 2016, Soho Works Limited, a consolidated VIE, entered into an agreement to lease a property under construction by the landlord with Store Holding Group Ltd, a wholly-owned subsidiary of the noncontrolling interest holders of Soho Works Limited. The handover of six floors of the leased property occurred on a floor-by-floor basis upon substantial completion of landlord improvements, resulting in multiple lease commencement dates in 2019. Lease commencement for the remaining four floors occurred during 2020 upon substantial completion of landlord improvements. This lease runs for a term of 19 years until July 25, 2039. The operating lease asset and liability associated with this lease were $97 million and $117 million as of January 2, 2022, respectively, and $100 million

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

and $120 million as of January 3, 2021, respectively. Rent expense associated with this lease totaled $11 million and $9 million during the fiscal years ended January 2, 2022 and January 3, 2021, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC. This lease runs for a term of 20 years until December 31, 2038. The operating lease asset and liability associated with this lease were $11 million and $17 million as of January 2, 2022, respectively, and $12 million and $17 million as of January 3, 2021, respectively. Rent expense associated with this lease totaled $3 million, $3 million, and $2 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019 respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019 for 137 Ludlow Street, New York with Ludlow 137 Holdings LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 22 years until April 20, 2041, with options to extend for three additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $9 million, $15 million, respectively, as of January 2, 2022 and $9 million and $15 million, respectively, as of January 3, 2021. The rent expense associated with this lease was $1 million, $10 million, and $11 million for the fiscal years ended January 2, 2022 , January 3, 2021, and December 29, 2019, respectively.

The Company leases the Ludlow property from 139 Ludlow Acquisition LLC, an equity method investee. This is a 25-year lease that commenced May 1, 2016. The operating lease right-of-use asset and liability associated with this lease were $30 million and $33 million, respectively, as of January 2, 2022 and $31 million and $34 million, respectively, as of January 3, 2021. The rent expense associated with this lease was $4 million, $4 million, and $4 million for the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

The Company leases the Tel Aviv House from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of MCG. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $23 million and $22 million, respectively, as of January 2, 2022. The rent expense associated with this lease was $2 million for the fiscal year ended January 2, 2022.

Ned-Soho House, LLP received management fees, development fees and cost reimbursements from The Ned totaling $1 million, $2 million, and $4 million during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively.

The Company recognized income from the sale of products and Soho House Design services to The Ned of less than $1 million in each case during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. As of January 2, 2022 and January 3, 2021, an amount of $1 million and $1 million, respectively, was due from The Ned to the Company related to these products and services.

Revenues from Soho House Design services to various joint ventures of the Company totaled $7 million, $7 million, and $11 million during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. In addition, revenue from Soho House Design services to owners of the Company totaled $1 million, $2 million, and less than $1 million during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. As of January 2, 2022 and January 3, 2021, an amount of zero million and $2 million, respectively, was due from owners of the Company.

Revenues from Soho House Design services to Soho Restaurants Limited (previously known as Quentin Limited) totaled less than $1 million and $2 million during the fiscal years ended January 3, 2021 and December 29, 2019, respectively.

Rental income from owners of the Company was zero in all three fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019. As of January 2, 2022 and January 3, 2021, less than $1 million in each case was due from owners of the Company in relation to these rental arrangements.

Prior to 2018, the Company entered into the Soho Restaurants Limited MSA in relation to certain centralized services being provided by the Company. In addition, the Company entered into the Quentin Partners MSA following the sale of its 50% interest in Soho Restaurants Limited during the fiscal year ended December 30, 2018. As part of the reorganization of Soho Restaurants Limited in August 2020, various notes payable and receivable held by Soho Restaurants Limited were acquired, settled, or, in some cases, forgiven. A total of 1 million, less than $1 million, and $1 million has been recharged to Soho Restaurants Limited and Quentin Partners under these agreements during the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. During the fiscal year ended December 29, 2019, the Company determined that the full amount of the Soho Restaurants Loan Notes

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 2, 2022, January 3, 2021, and December 29, 2019

and other balances due from Soho Restaurants Limited were no longer recoverable; as a result, these amounts have been written off, and the Company recognized a charge of $10 million, which is included in other in the consolidated statements of operations.

In return for arranging, and providing financial and transaction advisory services in connection with, the issuance of the Senior Secured Notes and the Senior Preference Shares as described in Note 12, Debt, and Note 15, SHHL Redeemable Preferred Shares, respectively, an affiliate of Yucaipa Companies LLC received a fee in an aggregate amount of $10 million pursuant to a fee letter arrangement with the Company dated March 23, 2021.

In return for its role as sponsor in connection with our IPO, an affiliate of Yucaipa Companies LLC received a fee of $9 million pursuant to a fee letter arrangement with the Company dated July 19, 2021. The fee, which has been paid in full, has been recognized as a reduction of additional paid in capital.

23.
Subsequent Events

Shares Issued

During January and February 2022, the Company issued a total of 506,990 shares of Class A common stock as a result of RSU awards vesting.

Amendment Letter Agreement to the Existing Revolving Credit Facility

On February 11, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into an Amendment Letter Agreement (the “Amendment Letter”) that amends the existing Revolving Credit Facility, dated December 5, 2019, among HSBC UK Bank PLC and SHG Acquisition (UK) Limited and Soho House U.S. Corp., two of the Company’s wholly-owned indirect subsidiaries, as borrowers. The Amendment Letter amends the Revolving Credit Facility to extend the Termination Date, as defined therein, from January 25, 2023 to January 25, 2024.

Soho Works Limited Loan

In 2017, Soho Works Limited ("SWL") entered into a term loan facility agreement for a £40 million term loan facility. The SWL loan bears interest at 7% and matures on September 29, 2022. On March 11, 2022 this loan was extended and the maturity date is now September 29, 2023.

Goldman Sachs Senior Secured Notes

On March 9, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company, exercised its option under the Goldman Sachs Senior Secured Note Purchase Agreement to issue $100 million of additional notes. The net proceeds, to be drawn down, will be used for general corporate purposes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded as of January 2, 2022 that our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of January 2, 2022, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP and the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively constituted material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weaknesses in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended January 2, 2022.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended January 2, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended January 2, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended January 2, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended January 2, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as a part of the report:
(1)
Financial statements

Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”

(2)
Financial Statement Schedules

No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3)
Exhibits Index

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K and such Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
2.1

Stockholders’ Agreement, dated as of July 19, 2021, among Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P. Richard Caring, Nick Jones and Membership Collective Group Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

3.1

Amended and Restated Certificate of Incorporation of Membership Collective Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 26, 2021).

3.2	Amended and Restated Bylaws of Membership Collective Group Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 26, 2021).
3.5

Third Amended and Restated Registration Rights Agreement, dated as of July 19, 2021, among Soho House Holdings Limited, Yucaipa American Alliance Fund II, L.P., Yucaipa American Alliance (Parallel) Fund II, L.P., Richard Caring, Nick Jones and certain other parties thereto (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

3.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).
4.1	Form of Share Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).
4.2	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).
4.3*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1+	Employment Agreement of Nick Jones (incorporated by reference to Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
10.2+	Employment Agreement of Andrew Carnie (incorporated by reference to Exhibit 10.1.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
10.3+	Employment Agreement of Martin Kuczmarski (incorporated by reference to Exhibit 10.1.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
10.4

Revolving Facility Agreement, dated December 5, 2019, between Soho House & Co Limited, Soho House Bond Limited, the Original Borrowers party thereto, the Original Guarantors party thereto, HSBC UK Bank PLC, the Original Lenders party thereto, Global Loan Agency Services Limited and Glas Trust Corporation Limited (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.5

Note Purchase Agreement, dated March 23, 2021, among Soho House & Co Limited, Soho House Bond Limited, the Original Guarantors listed in Schedule I, the Original Notes Purchasers listed in Schedule I, Global Loan Agency Services Limited and GLAS Trust Corporation Limited (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.6+

Membership Collective Group, Inc. 2021 Equity and Incentive Plan Form of Restricted Stock Unit Award Agreement (Executive Officer) (incorporated by reference to Exhibit 10.4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).

10.7+

Membership Collective Group, Inc. 2021 Equity and Incentive Plan Form of Restricted Stock Unit Award Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).

10.8+

Membership Collective Group, Inc. 2021 Equity and Incentive Plan Form of Restricted Stock Award Agreement (Growth Share Replacement Awards) (incorporated by reference to Exhibit 10.4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).

10.9+	Membership Collective Group Inc. 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
10.10

First Amended and Restated Revolving Facility Agreement, dated November 15, 2021, between Soho House & Co Limited, Soho House Bond Limited, the Original Borrowers party thereto, the Original Guarantors party thereto, HSBC UK Bank PLC, the Original Lenders party thereto, Global Loan Agency Services Limited and Glas Trust Corporation Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2021).

10.11

First Amended and Restated Note Purchase Agreement, dated November 15, 2021, between Soho House & Co Limited, Soho House Bond Limited, the Original Guarantors party thereto, the Original Notes Purchasers party thereto, Global Loan Agency Services Limited, and Glas Trust Corporation Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2021).

10.12

Amendment Letter Agreement dated as of February 11, 2022 among Soho House Bond Limited, the subsidiary obligors party thereto and Global Loan Agency Services Limited, acting on behalf of the Lenders under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2022).

10.13*

Amendment to the £40 million Facility Agreement, dated March 11, 2022, between Soho Works Limited and the Issuers thereto, Mark Wadhwa, Timothy Joicey Robinson, Marshall Street Regeneration Limited, The Vinyl Factory Limited, Fineyork Limited, Brighton Seafront Regeneration Limited and Vinyl Factory Torstrasse 1 Berlin S.à.r.l.

10.14*

Notes Subscription Request to the Notes Purchase Agreement, dated March 9, 2022, among Soho House Bond Limited, the subsidiary obligors party thereto and Global Loan Agency Services Limited, acting on behalf of the Lenders under the Revolving Credit Facility.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
23.1	Consent BDO LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Membership Collective Group Inc.

Date: March 16, 2022	By:	/s/ Nick Jones
Nick Jones
Chief Executive Officer

Date: March 16, 2022	By:	/s/ Humera Afzal
Humera Afzal
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Nick Jones and Humera Afzal, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to file with the Securities and Exchange Commission this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer
/s/ Nick Jones	(Principal Executive Officer)	March 16, 2022
Nick Jones
Chief Financial Officer
/s/ Humera Afzal	(Principal Financial and Accounting Officer)	March 16, 2022
Humera Afzal

/s/ Ronald Burkle	Executive Chairman and Director	March 16, 2022
Ronald Burkle

/s/ Andrew Carnie	President and Director	March 16, 2022
Andrew Carnie

/s/ Nicole Avant	Director	March 16, 2022
Nicole Avant

/s/ Richard Caring	Director	March 16, 2022
Richard Caring

/s/ Alice Delahunt	Director	March 16, 2022
Alice Delahunt

/s/ Mark Ein	Director	March 16, 2022
Mark Ein

/s/ Joe Hage	Director	March 16, 2022
Joe Hage

/s/ Yusef D. Jackson	Director	March 16, 2022
Yusef D. Jackson

/s/ Ben Schwerin	Director	March 16, 2022
Ben Schwerin

/s/ Bippy Siegal	Director	March 16, 2022
Bippy Siegal

/s/ Her Excellency Sheikha Al Mayassa Bint Hamad Al-Thani	Director	March 16, 2022
Her Excellency Sheikha Al Mayassa Bint Hamad Al-Thani

/s/ Dasha Zhukova	Director	March 16, 2022
Dasha Zhukova