Form 10-Q
period 2022-04-03
Membership Collective Group Inc.
filed 2022-05-18
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2022

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

As of May 16, 2022, the registrant had 60,026,051 shares of Class A common stock, $0.01 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Membership Collective Group Inc.

Condensed Consolidated Balance Sheets

As of April 3, 2022 (Unaudited) and January 2, 2022

	As of
(in thousands, except for par value and share data)	April 3, 2022	January 2, 2022
Assets
Current assets
Cash and cash equivalents	$277,196	$212,833
Restricted cash	7,806	7,829
Accounts receivable, net	26,418	19,338
Inventories	34,842	29,697
Prepaid expenses and other current assets	80,800	57,004
Total current assets	427,062	326,701
Property and equipment, net	677,821	684,961
Operating lease assets	1,042,832	996,991
Goodwill	209,765	214,257
Other intangible assets, net	131,509	132,158
Equity method investments	23,212	23,621
Deferred tax assets	1,042	446
Other non-current assets	2,315	2,348
Total non-current assets	2,088,496	2,054,782
Total assets	$2,515,558	$2,381,483
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$65,397	$71,497
Accrued liabilities	78,321	63,127
Current portion of deferred revenue	81,183	76,866
Indirect and employee taxes payable	25,836	25,289
Current portion of debt, net of debt issuance costs	10,775	6,923
Current portion of related party loans	450	21,661
Current portion of operating lease liabilities—sites trading less than one year	821	842
Current portion of operating lease liabilities—sites trading more than one year	34,174	34,513
Other current liabilities	36,989	29,045
Total current liabilities	333,946	329,763
Debt, net of current portion and debt issuance costs	561,129	459,343
Property mortgage loans, net of debt issuance costs	115,671	115,122
Related party loans, net of current portion and imputed interest	20,494	—
Operating lease liabilities, net of current portion - sites trading less than one year	242,158	174,469
Operating lease liabilities, net of current portion - sites trading more than one year	924,679	941,861
Finance lease liabilities	70,450	72,582
Financing obligation	75,900	75,802
Deferred revenue, net of current portion	29,411	27,518
Deferred tax liabilities	1,561	1,856
Other non-current liabilities	2,742	975
Total non-current liabilities	2,044,195	1,869,528
Total liabilities	2,378,141	2,199,291
Commitments and contingencies (Note 16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Balance Sheets

As of April 3, 2022 (Unaudited) and January 2, 2022

	As of
(in thousands, except for par value and share data)	April 3, 2022	January 2, 2022
Shareholders’ equity
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 61,536,720 shares issued and 61,211,748 outstanding as of April 3, 2022 and 61,029,730 issued and outstanding as of January 2, 2022; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of April 3, 2022 and January 2, 2022	2,025	2,025
Additional paid-in capital	1,194,491	1,189,044
Accumulated deficit	(1,082,311)	(1,021,832)
Accumulated other comprehensive income	18,107	6,897
Treasury stock, at cost; 324,972 shares as of April 3, 2022	(2,611)	—
Total shareholders’ equity attributable to Membership Collective Group Inc.	129,701	176,134
Noncontrolling interest	7,716	6,058
Total shareholders’ equity	137,417	182,192
Total liabilities and shareholders’ equity	$2,515,558	$2,381,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 Weeks Ended April 3, 2022 and April 4, 2021

	For the 13 Weeks Ended
(in thousands except for per share data)	April 3, 2022	April 4, 2021
Revenues
Membership revenues	$58,773	$40,493
In-House revenues	87,755	16,259
Other revenues	45,480	15,649
Total revenues	192,008	72,401
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $13,715 and $10,862 for the 13 weeks ended April 3, 2022 and April 4, 2021, respectively)	(109,995)	(45,809)
Other operating expenses (exclusive of depreciation and amortization of $9,116 and $6,983 for the 13 weeks ended April 3, 2022 and April 4, 2021, respectively)	(47,633)	(28,193)
General and administrative expenses	(29,286)	(16,505)
Pre-opening expenses	(4,032)	(4,825)
Depreciation and amortization	(22,831)	(17,845)
Share-based compensation	(7,803)	(2,129)
Foreign exchange loss, net	(17,074)	(14,867)
Other	(776)	(5,788)
Total operating expenses	(239,430)	(135,961)
Operating loss	(47,422)	(63,560)
Other (expense) income
Interest expense, net	(15,717)	(29,604)
Gain on sale of property and other, net	1,663	—
Share of income (loss) of equity method investments	398	(696)
Total other expense, net	(13,656)	(30,300)
Loss before income taxes	(61,078)	(93,860)
Income tax benefit	452	823
Net loss	(60,626)	(93,037)
Net loss attributable to noncontrolling interests	147	2,558
Net loss attributable to Membership Collective Group Inc.	$(60,479)	$(90,479)
Net loss per share attributable to Class A and Class B common stock
Basic and diluted (Note 15)	$(0.30)	$(0.65)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the 13 Weeks Ended April 3, 2022 and April 4, 2021

	For the 13 Weeks Ended
(in thousands)	April 3, 2022	April 4, 2021
Net loss	$(60,626)	$(93,037)
Other comprehensive income
Foreign currency translation adjustment	11,131	15,965
Comprehensive loss	(49,495)	(77,072)
Loss attributable to noncontrolling interest	147	2,558
Foreign currency translation adjustment attributable to noncontrolling interest	79	(44)
Total comprehensive loss attributable to Membership Collective Group Inc.	$(49,269)	$(74,558)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Changes in Redeemable Shares and Shareholders’ Deficit (Unaudited)

For the 13 Weeks Ended April 4, 2021

(in thousands except for share data)	Soho House Holdings Limited Redeemable Preferred Shares	Soho House Holdings Limited Redeemable C Ordinary Shares	Soho House Holdings Limited Ordinary Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Deficit Attributable to Soho House Holdings Limited	Noncontrolling Interest	Total Shareholders’ Deficit
As of January 3, 2021	$14,700	$160,405	$265,181	$72,755	$(757,103)	$(13,257)	$(432,424)	$58,431	$(373,993)
Net loss	—	—	—	—	(90,479)	—	(90,479)	(2,558)	(93,037)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	644	644
Issuance of SHHL senior convertible preference shares (Note 14)	175,000	—	—	—	—	—	—	—	—
Senior convertible preference shares issuance costs	(13,426)	—	—	—	—	—	—	—	—
Proceeds from issuance of SHHL redeemable C ordinary shares (Note 14)	—	47,000	—	—	—	—	—	—	—
Share-based compensation (Note 13)	—	—	—	2,129	—	—	2,129	—	2,129
Net change in cumulative translation adjustment	—	—	—	—	—	15,965	15,965	44	16,009
As of April 4, 2021	$176,274	$207,405	$265,181	$74,884	$(847,582)	$2,708	$(504,809)	$56,542	$(448,267)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the 13 Weeks Ended April 3, 2022

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity Attributable to Membership Collective Group Inc.	Noncontrolling Interest	Total Shareholders’ Equity

As of January 2, 2022	$2,025	$1,189,044	$(1,021,832)	$6,897	$—	$176,134	$6,058	$182,192
Net loss	—	—	(60,479)	—	—	(60,479)	(147)	(60,626)
Purchase of noncontrolling interests in connection with the Soho Restaurants Acquisition (Note 3)	—	(1,884)	—	—	—	(1,884)	1,884	—
Shares repurchased (Note 15)	—	—	—	—	(2,611)	(2,611)	—	(2,611)
Non-cash share-based compensation (Note 13)	—	7,331	—	—	—	7,331	—	7,331
Net change in cumulative translation adjustment	—	—	—	11,210	—	11,210	(79)	11,131
As of April 3, 2022	$2,025	$1,194,491	$(1,082,311)	$18,107	$(2,611)	$129,701	$7,716	$137,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 13 Weeks Ended April 3, 2022 and April 4, 2021

	For the 13 Weeks Ended
(in thousands)	April 3, 2022	April 4, 2021
Cash flows from operating activities
Net loss	$(60,626)	$(93,037)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,831	17,845
Non-cash share-based compensation (Note 13)	7,331	2,129
Deferred tax benefit	(895)	(546)
Gain on sale of property and other, net	(1,663)	—
Share of (profit) loss of equity method investments	(398)	696
Amortization of debt issuance costs	1,148	1,082
Loss on debt extinguishment	—	9,126
PIK interest (settled), net of non-cash interest	6,977	(77,502)
Distributions from equity method investees	132	—
Foreign exchange loss, net	17,074	14,867
Changes in assets and liabilities:
Accounts receivable	(6,039)	1,947
Inventories	(7,058)	(1,087)
Operating leases, net	7,498	7,409
Other operating assets	(29,204)	(4,237)
Deferred revenue	7,859	4,272
Accounts payable and accrued and other liabilities	25,458	12,641
Net cash used in operating activities	(9,575)	(104,395)
Cash flows from investing activities
Purchase of property and equipment	(17,658)	(15,163)
Proceeds from sale of assets	665	—
Purchase of intangible assets	(5,185)	(2,312)
Net cash used in investing activities	(22,178)	(17,475)
Cash flows from financing activities
Repayment of borrowings (Note 11)	(425)	(508,386)
Payment for debt extinguishment costs (Note 11)	—	(4,109)
Proceeds from borrowings (Note 11)	103,650	456,635
Payments for debt issuance costs	(1,860)	(12,523)
Principal payments on finance leases	(127)	(45)
Principal payments on financing obligation	(376)	(318)
Distributions to noncontrolling interest	—	(19)
Contributions from noncontrolling interest	—	644
Senior convertible preference shares issued, net of issuance costs (Note 14)	—	161,574
Purchase of treasury stock (Note 15)	(2,577)	—
Proceeds from issuance of SHHL redeemable C ordinary shares, net of issuance costs (Note 14)	—	47,000
Net cash provided by financing activities	98,285	140,453
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,192)	150
Net increase in cash and cash equivalents, and restricted cash	64,340	18,733
Cash, cash equivalents and restricted cash
Beginning of period	220,662	59,970
End of period	$285,002	$78,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 13 Weeks Ended April 3, 2022 and April 4, 2021

	For the 13 Weeks Ended
(in thousands)	April 3, 2022	April 4, 2021
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	277,196	71,674
Restricted cash in current assets	7,806	7,029
Cash, cash equivalents and restricted cash as of April 3, 2022 and April 4, 2021	$285,002	$78,703
Supplemental disclosures:
Cash paid for interest (including settlement of paid-in-kind interest for the 13 weeks ended April 4, 2021)	$7,828	$98,997
Cash paid for income taxes	14	77
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	129,413	—
Accrued capital expenditures as of April 3, 2022 and April 4, 2021	10,359	12,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

1.
Nature of the Business

Membership Collective Group Inc. (“MCG”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change. Our members engage with us through our global portfolio of 35 Soho Houses, 9 Soho Works Clubs, The Ned in London, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

MCG was incorporated on February 10, 2021 under the laws of the State of Delaware. On July 19, 2021, we completed the initial public offering (“IPO”) of our Class A common stock pursuant to a Registration Statement on Form S-1 (File No. 333-257206). Immediately prior to the closing of the IPO, we completed the following reorganization transactions (the “Reorganization Transactions”) which resulted in changes to our common stock and issued and outstanding shares:

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim information on Form 10-Q. The preparation of the financial statements in conformity with US GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. In preparing these unaudited condensed consolidated financial statements, we consistently applied the accounting policies described in our consolidated financial statements as of and for the year ended January 2, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The unaudited condensed consolidated financial statements include normal recurring adjustments, which in the opinion of management are necessary for the fair presentation of the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, of comprehensive loss, of changes in redeemable shares and shareholders’ equity (deficit), and of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended January 2, 2022.

The results of operations for the 13-week periods ended April 3, 2022 and April 4, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the 13 weeks ended April 3, 2022, the Company incurred a consolidated net loss of $61 million and had negative cash flow from operations of $10 million. As of April 3, 2022, the Company had an accumulated deficit of $1,082 million, cash and cash equivalents of $277 million, and restricted cash of $8 million.

In addition, the COVID-19 pandemic has continued to impact our business and we have had to temporarily close some of our Houses, hotels and public restaurants, at different times due to the effects of the pandemic, which has and may continue to have an impact on our revenues. At the date of issuance of these unaudited condensed consolidated financial statements, all of our Houses are open (with some limited exceptions unrelated to the COVID-19 pandemic).

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks ended April 3, 2022, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the continued availability of committed and accessible working capital to the Company.

We have considered the current global economic and political uncertainties as well as any further possible impacts from the COVID-19 pandemic and the Company has factored these in when it undertook an assessment of the cash flow forecasts covering a period of at least 12 months from the date these financial statements are issued. Cash flow forecasts have been prepared based on a range of scenarios including, but not limited to, no further debt or equity funding, possible temporary closures of our properties from any further impact of the COVID-19 pandemic (which impacts the Company’s ability to keep open Houses and maintain a level of operations consistent with pre COVID-19 times), cost reductions, both limited and extensive, and a combination of these different scenarios.

We believe that our projected cash flows and the actions available to management to further control expenditure, as necessary, provide the Company with sufficient working capital (including cash and cash equivalents) to achieve its plans to recover from the impact of the pandemic, subject to the following key factors:

• the continued access to Houses in a manner that is compliant with local laws and regulations, including the relaxing of mandatory capacity constraints, as well as anticipated demand;

• the level of in-House sales activity (primarily sales of food and beverage) that, even after opening, may be subject to reduced capacity as a result of any future restrictions;

• the continued high level of membership retention and renewals; and

• the implementation of cost reduction measures that are aligned with the anticipated levels of capacity.

Furthermore, available cash as a result of completed financing events, includes the exercising of an option on March 9, 2022 for issued additional notes under the existing senior secured notes for $100 million and available additional liquidity, and access to an undrawn revolving credit facility of $93 million (see Note 11, Debt, for additional information).

This, together with the Company’s wider sufficient financial resources, an established business model, access to capital and the measures that have been put in place to control costs, mean that we believe that the Company is able to continue in operational existence, meet its liabilities as they fall due, operate within its existing facilities, and meet all of its covenant requirements for a period of at least 12 months from the date these financial statements are issued.

Based on the above, the unaudited condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks ended April 3, 2022.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

Comprehensive Loss

The entire balance of accumulated other comprehensive loss, net of income taxes, is related to the cumulative translation adjustment in each of the periods presented. The changes in the balance of accumulated other comprehensive income loss, net of income tax, are attributable solely to the net change in the cumulative translation adjustment in each of the periods presented, and include the error correction described above during the 13 weeks ended April 4, 2021.

3.
Consolidated Variable Interest Entities

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”): Soho Restaurants Limited (all periods presented); Soho House-Sydell, LLP (all periods presented); Soho Works Limited (all periods presented); and Soho Works North America, LLC (all periods presented).

Soho Restaurants Limited

Soho Restaurants Limited (“Soho Restaurants”) is a casual fast-dining business that operates various restaurants throughout the UK. Prior to the August 2020 reorganization of Soho Restaurants (as further described below), the Company provided unsecured non-interest-bearing loan notes (“Soho Restaurants Loan Notes”) to Soho Restaurants from time to time and guaranteed the obligations of Soho Restaurants under certain property leases with respect to any required rental and other payments.

On August 18, 2020, Soho Restaurants underwent a series of reorganization steps, through which Quentin Partners Limited (“Quentin Partners”), an affiliate of the Company, became the sole equity holder of Soho Restaurants. As a result of the reorganization and the Company’s variable interest in Soho Restaurants (consisting primarily of the Soho Restaurants Loan Note that remained outstanding after the reorganization and certain lease guarantees), the Company determined that it is the primary beneficiary of Soho Restaurants due to its related party affiliation with Quentin Partners and its funding of the majority of Soho Restaurants’ operations. As such, the Company began consolidating Soho Restaurants on August 18, 2020 and accounted for the Soho Restaurants reorganization using the acquisition method of accounting.

On March 29, 2022, the Company acquired all of the outstanding equity interests of Soho Restaurants for nominal consideration (the “Soho Restaurants Acquisition”) from Quentin Partners. Because the Company consolidated Soho Restaurants prior to the Soho Restaurants Acquisition, the Company accounted for the Soho Restaurants Acquisition as a transaction with a noncontrolling interest holder that did not result in a change of control. The Company derecognized a noncontrolling deficit of $2 million and recorded the difference between the fair value of consideration transferred to Quentin Partners and the carrying value of the noncontrolling interest as a reduction in additional paid-in capital (i.e. a deemed distribution in the absence of retained earnings). Following the Soho Restaurants Acquisition, the Company became the sole equity owner of Soho Restaurants.

Also on March 29, 2022, Soho Restaurants entered into a royalty-free Product License Agreement with Chick’n Limited, pursuant to which Chick’n Limited has agreed to grant the Company a non-exclusive, royalty-free license to produce and sell certain burgers at certain Soho Restaurant properties for a term of two years. Other than with respect to this limited license, Soho Restaurants has no legal right to the product.

Concurrently on March 29, 2022, Soho Restaurants also entered into a Trademark Assignment with Chick’n Limited, pursuant to which Soho Restaurants has agreed to transfer the rights to certain intangible assets to Chick’n Limited in exchange for three separate cash payments over a one-year period, commencing on March 29, 2022, totaling £1 million ($2 million), all of which was recognized in gain on sale of property and other, net in the unaudited condensed consolidated statements of operations.

Soho House-Sydell, LLP

The Soho House-Sydell, LLP joint venture maintains a management agreement to operate The Ned, which is owned by unconsolidated related parties to the Company. Management fees are recognized in other revenues in the unaudited condensed consolidated statements of operations.

Soho Works Limited and Soho Works North America, LLC

The Soho Works Limited (“SWL”) joint venture develops and operates Soho-branded, membership-based co-working spaces, with five sites currently in operation in the UK. Soho Works North America, LLC and its wholly-owned subsidiaries (“SWNA”) plans to develop and operate Soho-branded, membership-based co-working spaces in North America.

The following table summarizes the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the unaudited condensed consolidated balance sheets. The obligations of the consolidated VIEs other than Soho Restaurants are non-recourse to the Company, and the assets of the VIEs can be used only to settle those obligations.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

	As of
(in thousands)	April 3, 2022	January 2, 2022
Cash and cash equivalents	$8,831	$7,187
Accounts receivable	2,690	4,137
Inventories	144	127
Prepaid expenses and other current assets	6,688	5,705
Total current assets	18,353	17,156
Property and equipment, net	86,195	89,753
Operating lease assets	232,615	238,786
Other intangible assets, net	268	160
Other non-current assets	197	205
Total assets	337,628	346,060
Accounts payable	7,982	11,258
Accrued liabilities	13,634	12,303
Indirect and employee taxes payable	485	599
Current portion of debt	—	21,092
Current portion of operating lease liabilities - sites trading more than one year	10,315	10,565
Other current liabilities	2,856	1,972
Total current liabilities	35,272	57,789
Debt, net of current portion	20,494	—
Operating lease liabilities, net of current portion - sites trading more than one year	271,354	278,171
Other non-current liabilities	671	872
Total liabilities	327,791	336,832
Net assets	$9,837	$9,228

4.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. There have been no changes in the Company’s equity method investment ownership interests in existing entities and no new equity method investments since January 2, 2022 . Under applicable guidance for VIEs, the Company determined that its investments in Soho House Toronto Partnership (“Soho House Toronto”) and the entities comprising 56-60 Redchurch Street, London are VIEs. Soho House Toronto owns and operates a House located in Toronto, while 56-60 Redchurch Street, London provides additional members’ accommodation capacity for Shoreditch House in London.

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

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

	For the 13 Weeks Ended
(in thousands)	April 3, 2022	April 4, 2021⁽¹⁾
Revenues	$9,247	$6,644
Operating loss	(821)	(1,564)
Net loss (2)	(51)	(1,296)

(1)
Includes the financial information of Soho House—Cipura (Miami), LLC (“Cipura”), in which the Company owned a 50% interest prior to May 10, 2021. Following the Company’s acquisition of the remaining 50% interest in Cipura, this entity became a consolidated subsidiary of the Company.
(2)
The net loss shown above relates entirely to continuing operations.

	As of
(in thousands)	April 3, 2022	January 2, 2022
Current assets	$21,244	$33,705
Non-current assets	148,505	137,753
Total assets	169,749	171,458
Current liabilities	12,659	13,976
Non-current liabilities	104,850	121,311
Total liabilities	$117,509	$135,287

The Company’s equity method investees have not yet adopted ASC 842, Leases (“Topic 842”); therefore, the balance sheets of equity method investees do not include operating right-of-use assets and liabilities.

5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across North America, Europe, and Asia. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 2 material finance leases with 25-year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of April 3, 2022, the Company recognized right-of-use assets and lease liabilities for 105 operating leases and 2 finance leases. As of January 2, 2022, the Company recognized right-of-use assets and lease liabilities for 101 operating leases and 2 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

As part of our overall plan to improve liquidity during the COVID-19 pandemic, the Company negotiated with certain lessors to defer or waive certain rent payments on leased buildings. Cash payment deferrals and waivers have been separately recorded in the period arrangements occurred, and therefore, there have been no remeasurements to the lease liabilities and right-of-use assets associated with the sites that received concessions. The Company accounted for the deferrals of lease payments as if there are no changes in the lease contract. Deferred amounts have been recognized in accounts payable and subsequent reversals will occur once the payments are made. As of April 3, 2022 and January 2, 2022, $10 million and $12 million, respectively, is recorded in accounts payable in the unaudited condensed consolidated balance sheets related to deferred lease payments.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

The maturity of the Company’s operating and finance lease liabilities as of April 3, 2022 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2022	$94,475	$3,826
2023	127,998	5,090
2024	131,028	5,091
2025	135,114	5,132
2026	136,311	5,052
Thereafter	1,771,387	195,872
Total undiscounted lease payments	2,396,313	220,063
Present value adjustment	1,194,481	149,613
Total net lease liabilities	$1,201,832	$70,450

As of April 3, 2022 and January 2, 2022, the long-term liabilities for finance leases were $70 million and $73 million, respectively, and are recorded as finance lease liabilities on the unaudited condensed consolidated balance sheets. As of April 3, 2022 and January 2, 2022, finance lease assets, net of accumulated depreciation, were $63 million and $66 million, respectively, and are recorded within property and equipment, net on the unaudited condensed consolidated balance sheets.

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises. Leases that contain market rate rents generally reset every five years.

Straight-line rent expense recognized for operating leases was $34 million and $30 million for the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

For the 13 weeks ended April 3, 2022 and April 4, 2021, the Company recognized amortization expense related to the right-of-use asset for finance leases of less than $1 million and less than $1 million, respectively, and interest expense related to finance expense related to finance leases of $1 million and $1 million, respectively.

New Houses typically have a maturation profile that commences sometime after the lease commencement date used in the determination of the lease accounting in accordance with Topic 842. The unaudited condensed consolidated balance sheets set out the operating lease liabilities split between sites trading less than one year and sites trading more than one year. “Sites trading less than one year” and “sites trading more than one year” reference sites that have been open (as measured from the date the site first accepted a paying guest) for a period less than one year from the balance sheet date and those that have been open for a period longer than one year from the balance sheet date.

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 13 Weeks Ended
(in thousands)	April 3, 2022	April 4, 2021
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(29,955)	$(19,278)
Interest payments for finance leases	(1,208)	(1,265)
Cash flows from financing activities:
Principal payments for finance leases	$(127)	$(45)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$129,413	$—

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

The following summarizes additional information related to operating and finance leases:

	As of
	April 3, 2022	April 4, 2021
Weighted-average remaining lease term
Finance leases	43 years	44 years
Operating leases	18 years	18 years
Weighted-average discount rate
Finance leases	7.00%	6.99%
Operating leases	8.10%	7.87%

As of April 3, 2022, the Company has entered into 9 operating lease agreements for Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2022, 2023, 2024, and 2026. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2022, 2023, 2024, and 2026 will be $174 million, $510 million, $62 million, and $134 million, respectively, with weighted-average expected lease terms of 25 years, 21 years, 20 years, and 25 years for 2022, 2023, 2024, and 2026, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases under construction, including properties where the SHD team is acting as the construction manager:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments
Remainder of 2022	$938
2023	14,113
2024	24,884
2025	29,165
2026	32,525
Thereafter	778,649
Total undiscounted lease payments expected to be capitalized	$880,274

6.
Revenue Recognition

The Company’s revenues consist primarily of annual membership fees and initial registration fees; food and beverage, accommodation and spa revenues generated in the Company’s Houses; and revenues that are not generated within the Houses, such as revenues from Scorpios Beach Club, Soho Works sites and our stand-alone restaurants, procurement fees from SHD, Soho Home and Cowshed retail products, and other revenues from products and services that we provide outside of our Houses, as well as management fees from The Ned and The LINE and Saguaro hotels. Disaggregated revenue disclosures by reportable segments for the 13 weeks ended April 3, 2022 and April 4, 2021 are included in Note 18, Segments.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period ended April 3, 2022. The Company applies the practical expedient and does not disclose information about remaining performance obligations for contracts that have original expected durations of one year or less.

(in thousands)	Next twelve months from April 3, 2022	Future periods
Membership and registration fees	$67,024	$29,411
Total future revenues	$67,024	$29,411

All consideration from contracts with customers is included in the amounts presented above.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	April 3, 2022	January 2, 2022
Contract receivables	$26,418	$19,338
Contract assets	6,481	5,553
Contract liabilities	124,399	113,630

Contract assets consist of accrued unbilled income related to build-out contracts and are recognized in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $22 million and $18 million during the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods which are externally sourced. Raw materials and service stock and supplies totaled $8 million and $8 million as of April 3, 2022 and January 2, 2022, respectively. Finished goods totaled $27 million and $22 million as of April 3, 2022 and January 2, 2022, respectively.

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	April 3, 2022	January 2, 2022
Amounts owed by equity method investees	$734	$879
Prepayments and accrued income	36,669	26,037
Contract assets	6,481	5,553
Other receivables	36,916	24,535
Total prepaid expenses and other current assets	$80,800	$57,004

8.
Property and Equipment, Net

Additions totaled $22 million and $15 million during the 13 weeks ended April 3, 2022 and April 4, 2021, respectively, and were primarily related to leasehold improvements and fixtures and fittings for sites under development.

9.
Goodwill and Intangible Assets

A summary of goodwill for each of the Company’s applicable reportable segments from January 2, 2022 to April 3, 2022 is as follows:

(in thousands)	UK	North America	Europe and ROW	Total
January 2, 2022	$100,665	$47,446	$66,146	$214,257
Foreign currency translation adjustment	(2,854)	—	(1,638)	(4,492)
April 3, 2022	$97,811	$47,446	$64,508	$209,765

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

10.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	April 3, 2022	January 2, 2022
Accrued interest	$429	$727
Hotel deposits	13,805	9,246
Trade, capital and other accruals	64,087	53,154
Total accrued liabilities	$78,321	$63,127

11.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	April 3, 2022	January 2, 2022
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$550,477	$447,719
Other loans (see additional description below)	21,427	18,547
	571,904	466,266
Less: Current portion of long-term debt	(10,775)	(6,923)
Total long-term debt, net of current portion	$561,129	$459,343

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	April 3, 2022	January 2, 2022
Term loan, interest at 5.34%, maturing February 6, 2024	$54,375	$54,293
Mezzanine loan, interest at 7.25%, maturing February 6, 2024	61,296	60,829
Total property mortgage loans	$115,671	$115,122

Related party loans, net of current portion and imputed interest, are as follows:

	As of
(in thousands)	April 3, 2022	January 2, 2022
Related party loans, unsecured, 7% interest bearing, maturing September 2023 (see additional description below)	$20,494	$21,092
Related party loans, unsecured, 4% interest bearing, maturing December 2022	450	569
	20,944	21,661
Less: Current portion of related party loans	(450)	(21,661)
Total related party loans, net of current portion	$20,494	$-

The weighted-average interest rate on fixed rate borrowings was 8% as of April 3, 2022 and 8% as of April 4, 2021. There were no outstanding floating rate borrowings as of April 3, 2022 or January 2, 2022.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with the United States dollar (“USD”) equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On December 5, 2019, the Company entered into a £55 million ($72 million) floating rate revolving credit facility (the “Revolving Credit Facility”) with a maturity date of January 25, 2022. In April 2020, the Company secured an additional £20 million ($25 million) of liquidity under this facility and

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

extended the maturity until January 2023. On November 15, 2021, the Company amended the Revolving Credit Facility which, among other things, changed the reference rate under the Revolving Credit Facility for borrowings denominated in British pound sterling (“GBP”) from a LIBOR-based rate to a SONIA-based rate and to transition reporting from accounting principles generally accepted in the United Kingdom to US GAAP. On February 11, 2022, the Company amended the Revolving Credit Facility to extend the maturity date to January 25, 2024. During the fiscal year ended January 2, 2022, the Company repaid the entire outstanding balance of the facility with proceeds from the IPO. As of April 3, 2022 and January 2, 2022, £71 million ($93 million) and £71 million ($96 million), respectively, is available to draw under this facility, with £4 million ($5 million) and £4 million ($6 million), respectively, utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of $1 million and $1 million on this facility during the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

In April 2017, the Company entered into the Permira Senior Facility, which consisted of a £275 million ($345 million) senior secured loan with an interest rate of LIBOR (subject to a floor of 1%) + 8%. A portion of the interest on the Permira Senior Facility was in the form of payment-in-kind interest, with the accrued interest being converted to capital outstanding on the loan at each interest payment date. The Permira Senior Facility was secured on a fixed and floating charge basis over the assets of the Company. In March 2021, the Company repaid in full the balance outstanding under the Permira Senior Facility, consisting of a GBP tranche with an outstanding principal balance, including accrued payment-in-kind interest, of £368 million ($505 million); a USD tranche with an outstanding principal balance, including accrued payment-in-kind interest, of $8 million, and an EUR tranche with an outstanding principal balance, including accrued payment-in-kind interest, of €45 million ($53 million). As a result of the repayment, the Company recognized a loss on extinguishment of debt of $9 million, consisting of prepayment penalties of $4 million and write-offs of unamortized debt issuance costs of $5 million. The loss on extinguishment of debt is reflected in interest expense, net on the unaudited condensed consolidated statements of operations for the 13 weeks ended April 4, 2021. Upon repayment of the facility, the Company also settled accrued payment-in-kind interest totaling $79 million. The Company incurred interest expense of $13 million on the Permira Senior Facility during the 13 weeks ended April 4, 2021.

On April 24, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $22 million. The loan had a January 2023 maturity date and was subject to a 1% interest rate. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and was administered by the US Small Business Administration (the “SBA”). The Company repaid all amounts outstanding under the US government-backed bank loan in March 2021. The Company incurred interest expense of less than $1 million on this loan during the 13 weeks ended April 4, 2021.

On March 31, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company, issued senior secured notes pursuant to a Notes Purchase Agreement, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Company exercised this option on March 9, 2022 for a total of $100 million of Additional Notes and received net proceeds of $99 million. The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes and 2.125% per annum for the Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes and 6.375% per annum for the Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as the Revolving Credit Facility. The Company incurred transaction costs of $12 million related to the Senior Secured Notes during the 13 weeks ended April 4, 2021. The Company incurred interest expense of $10 million and $1 million on the Senior Secured Notes during the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

The remaining loans consist of the following:

	Currency	Maturity date	Principal balance as of April 3, 2022	Applicable interest rate as of April 3, 2022
Greek Street loan	£	January 2028	$4,247	7.5%
Farmhouse loan	£	July 2022	9,717	7.9%
Compagnie de Phalsbourg credit facility	€	January 2025	5,745	7%
Optima Bank loan	€	September 2023	270	4.0%
Greek government loan	€	July 2025	1,456	3.1%

Property Mortgage Loans

In February 2019, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 corporate acquisition of Soho Beach House Miami with a new term loan and mezzanine loan. The new term loan of $55 million and mezzanine loan of $62 million are secured on the underlying property and operations of Soho Beach House Miami and are due in February 2024. The loans bear interest at 5.34% and 7.25%, respectively. The Company incurred interest expense of $2 million and $2 million on these facilities during the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

Related Party Loans

In 2017, SWL entered into a term loan facility agreement with two individuals who are the holders of the Company’s redeemable preferred shares related to a £40 million term loan facility. The SWL loan bears interest at 7% and was initially scheduled to mature at the earliest of: (a) September 29, 2022; (b) the date of disposal of the whole or substantial part of the SWL; (c) the date of sale by the shareholders of the entire issued share capital of SWL to a third party; (d) the date of the admission of SWL to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the two individuals may determine in their sole discretion. On March 11, 2022, this loan was extended and the maturity date is now September 29, 2023. The carrying amount of the term loan was £16 million ($20 million) and £16 million ($21 million) as of April 3, 2022 and January 2, 2022, respectively. The Company incurred interest expense of $1 million and less than $1 million on this facility during the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

In August 2020, the Company entered into a non-interest bearing loan agreement with a noncontrolling interest shareholder of certain of its subsidiaries in Greece for a principal amount of less than €1 million ($1 million). The shareholder loan has an effective interest rate of 4%, matures in December 2022, and is presented within current portion of related party loans on the unaudited condensed consolidated balance sheets.

Future Principal Payments

The following table presents future principal payments for the Company’s debt, property mortgage loans, and related party loans as of April 3, 2022:

(in thousands)
Remainder of 2022	$10,810
2023	21,454
2024	117,736
2025	7,985
2026	830
Thereafter	561,698
$720,513

12.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of April 3, 2022 or January 2, 2022.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the Senior Secured Notes as of April 3, 2022 and January 2, 2022 using a discounted cash flow analysis. The fair value of the remaining debt is estimated to be equal to the current carrying value of each instrument based on a comparison of each instrument’s contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of April 3, 2022 and January 2, 2022.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2023 and thereafter:

(in thousands)	Carrying Value	Fair Value
April 3, 2022
Senior Secured Notes	$550,477	$565,177
Property mortgage loans	115,671	115,671
Other non-current debt	31,788	31,788
	$697,936	$712,636

(in thousands)	Carrying Value	Fair Value
January 2, 2022
Senior Secured Notes	$447,719	$460,182
Property mortgage loans	115,122	115,122
Other non-current debt	12,260	12,260
	$575,101	$587,564

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

13.
Share-Based Compensation

In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees. The awards are settled in ordinary D shares of SHHL and the Company can grant up to 9,978,143 SHHL ordinary D shares under the 2020 Plan. In connection with the IPO in July 2021, 25% of the outstanding awards accelerated in accordance with the original plan and all of the outstanding awards were exchanged into awards that will be settled in Class A common stock of MCG. As a result of the exchange, 7,127,246 SHHL SARs were converted into 6,023,369 MCG SARs and 2,850,897 SHHL Growth Shares were converted into 781,731 MCG restricted stock awards. The exchanged awards are subject to the same vesting conditions as the original awards.

In December 2021, the Company granted 506,990 RSUs to certain employees that were scheduled to vest over a month. On January 16, 2022, the vesting schedule of the RSUs was updated from one vesting end date of January 17, 2022 to a graded vesting schedule that vests 25% on each of January 24, January 31, February 7, and February 14, 2022, respectively. The Company accounted for the modification as a Type I modification and no incremental compensation cost was incurred related to the modification. As of April 3, 2022 and January 2, 2022, there were 5,813,755 and 5,840,483 SARs outstanding under the 2020 Plan, respectively. As of both April 3, 2022 and January 2, 2022, there were 781,731 MCG restricted stock awards outstanding under the 2020 Plan.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of nonqualified stock options, SARs, and restricted stock units (“RSUs”), or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available will increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022. As of April 3, 2022, there were 9,484,456 shares available for future awards. The Company did not grant any new awards under the 2021 Plan during the 13 weeks ended April 3, 2022. As of April 3, 2022, there were 2,115,887 RSUs outstanding under the 2021 Plan.

Share-based compensation during the 13 weeks ended April 3, 2022 and April 4, 2021 was recorded in the unaudited condensed consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended
(in thousands)	April 3, 2022	April 4, 2021
SARs	$2,034	$1,481
Restricted stock awards (Growth Shares)	655	648
RSUs	4,642	—
Employer-related payroll expense(1)	472	—
Total share-based compensation expense	7,803	2,129
Tax benefit for share-based compensation expense	—	—
Share-based compensation expense, net of tax	$7,803	$2,129

(1)
Relates to national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the unaudited condensed consolidated statements of cash flows.

As of April 3, 2022, total compensation expense not yet recognized is as follows:

•
With respect to the unvested SARs issued under the 2020 Plan, approximately $12 million, which is expected to be recognized over a weighted average period of 1.54 years;
•
With respect to the unvested restricted stock awards (Growth Shares) issued under the 2020 Plan, approximately $4 million, which is expected to be recognized over a weighted average period of 1.39 years; and
•
With respect to the unvested RSUs issued under the 2021 Plan, approximately $19 million, which is expected to be recognized over a weighted average period of 3.25 years.

14.
SHHL Redeemable Preferred Shares and SHHL Redeemable C Ordinary Shares

On March 31, 2021, the Company issued 12,970,766 SHHL senior convertible preference shares (the “Senior Preference Shares”) in an aggregate liquidation preference of $175 million, or approximately $13.49 per Senior Preference Share (the “Issuance Price”), to certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates (the “Preference Share Investors”). The Company received net proceeds of $162 million and incurred transaction costs of $13 million related to the Senior Preference Shares. The Senior Preference Shares accrued a non-cash dividend of 8% per annum on the investment amount of the Senior Preference Shares plus all previously compounded non-cash dividends. The Senior Preference Shares were initially presented as mezzanine equity due to the existence of certain redemption options. On July 19, 2021, all of the outstanding Senior Preference Shares were converted into an aggregate of 15,526,619 shares of Class A common stock of MCG immediately upon the closing of the IPO (as described in Note 1, Nature of the Business).

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

In March 2021, the Company issued 4,751,497 SHHL redeemable C ordinary shares to an unrelated third party under an existing investor option. The Company received net proceeds of $47 million and did not incur any material share issuance costs. The SHHL redeemable C ordinary shares were classified as mezzanine equity due to the existence of certain redemption options. Immediately prior to the IPO, the Company had 21,187,494 SHHL redeemable C ordinary shares issued and outstanding. Redemption of these SHHL redeemable C ordinary shares was not probable as of any period preceding the IPO. On July 19, 2021, all of the outstanding SHHL C ordinary shares were exchanged into an aggregate of 6,592,023 shares of Class A common stock and 10,871,215 shares of Class B common stock of MCG in connection with the Reorganization Transactions (as described in Note 1, Nature of the Business).

15.
Loss Per Share and Shareholders’ Equity

Prior to the IPO, SHHL had five classes of ordinary shares: A ordinary shares , B ordinary shares, C ordinary shares (a portion of which had certain redemption rights), C2 ordinary shares and D ordinary shares. Immediately prior to the closing of the IPO, affiliates of The Yucaipa Companies, LLC, and Messrs. Ron Burkle, Nick Jones, and Richard Caring exchanged their SHHL A ordinary shares, B ordinary shares, C ordinary shares and D ordinary shares for 141,500,385 shares of Class B common stock of MCG having an equivalent value, while the other ordinary shareholders of SHHL exchanged their equity interests for 14,935,193 shares of Class A common stock of MCG having an equivalent value.

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

The tables below present changes in each class of the Company’s redeemable preferred shares, ordinary shares and common stock, as applicable:

			SHHL Ordinary Shares
	SHHL Redeemable Preferred Shares	SHHL Redeemable C Ordinary Shares	A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares	D Ordinary Shares
As of January 3, 2021	10,000,000	16,435,997	166,575,991	4,469,417	1,710,546	3,326,048	2,850,897
Issuance of SHHL senior convertible preference shares (Note 14)	12,970,766	—	—	—	—	—	—
Issuance of SHHL redeemable C ordinary shares (Note 14)	—	4,751,497	—	—	—	—	—
As of April 4, 2021	22,970,766	21,187,494	166,575,991	4,469,417	1,710,546	3,326,048	2,850,897

	MCG Common Stock
	Class A Common Stock	Class B Common Stock
As of January 2, 2022	61,029,730	141,500,385
Shares repurchased	(324,972)	—
RSUs vested	506,990	—
As of April 3, 2022	61,211,748	141,500,385

Stock Repurchase Program

On March 18, 2022, the Company’s board of directors and a relevant sub-committee thereof authorized and approved a stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. Under the stock repurchase program, the Company is authorized to repurchase from time to time shares of its outstanding Class A common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. The stock repurchase program may be suspended, modified or discontinued at any time, in accordance with relevant and applicable regulatory requirements, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company intends to make all repurchases in accordance with applicable federal securities laws, including Rule of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Under the program, the repurchased shares will be returned to the status of authorized, but unissued shares of common stock held in treasury at average cost. During the 13 weeks ended April 3, 2022, the Company repurchased a total of 324,972 shares of Class A common stock for $3 million, including commissions.

Loss per Share

The Company computes loss per share using the two-class method. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

As discussed in Note 1, Nature of the Business, immediately prior to the IPO, the Company completed certain Reorganization Transactions which resulted in changes to our common stock and issued and outstanding shares but no change in relative shareholder rights, rank, or value before and after the Reorganization Transactions. As such, the Reorganization Transactions were considered to have an equivalent effect to a stock split and require retrospective treatment for purposes of computing loss per share. All share and per share information has been retroactively adjusted to reflect the impact of the Reorganization Transactions for all periods presented.

The tables below illustrate the reconciliation of the loss and the number of shares used in the calculations of basic and diluted loss per share:

	For the 13 Weeks Ended
(in thousands except share and per share amounts)	April 3, 2022	April 4, 2021
Net loss attributable to Membership Collective Group Inc.	$(60,479)	$(90,479)
Less: Cumulative SHHL preferred shares undeclared dividends	—	(4,493)
Adjusted net loss attributable to Class A and Class B common stockholders	(60,479)	(94,972)
Weighted average shares outstanding for basic and diluted loss per share for Class A and Class B common stockholders	202,395,974	147,160,706
Basic and diluted loss per share	$(0.30)	$(0.65)

The net loss attributable to the Company in calculating basic and diluted loss per share for the 13 weeks ended April 4, 2021 is adjusted for cumulative undeclared dividends on certain SHHL preferred shares, which were redeemed for cash in July 2021. The loss per share calculations for the 13 weeks ended April 4, 2021 exclude additional shares that would be issuable to the holders of SHHL redeemable C ordinary shares in the event of a public listing that resulted in the value of the SHHL redeemable C ordinary shares being less than the investor’s initial subscription price, because the impact of including such additional shares would be anti-dilutive. In addition, the loss per share calculations for the 13 weeks ended April 3, 2022 and April 4, 2021 exclude the impact of unvested SHHL Growth Shares (which were exchanged into restricted stock awards in connection with the IPO) because the inclusion of such shares in diluted loss per share would be anti-dilutive.

16.
Commitments and Contingencies

Litigation Matters

The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company’s management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

Commitments and Contingencies

In connection with the closure of Houses across the world beginning on March 14, 2020, the Company in its sole discretion issued membership credits to Soho House members to be redeemed for certain Soho House products and services. Membership credits were issued by the Company as a one-time goodwill gesture deemed to be a marketing offer to Soho House members, and were initially set to expire on December 31, 2020. The liability associated with the membership credits was derecognized based on the usage of credits and the cost of the inventory or services to fulfill the Company’s obligation to its Soho House members and was classified within other current liabilities on the Company’s unaudited condensed consolidated balance sheet. In March 2021, the Company decided in its discretion to extend the expiration date of the membership credits to September 30, 2021. The Company simultaneously adjusted its obligation based on its best estimate of the cost to be incurred. The redemption rate used to estimate the obligation associated with the membership credits was based on the Company’s cumulative experience to-date. The Company recognized marketing expenses of $3 million during the 13 weeks ended April 4, 2021, which are included within other expense in the unaudited condensed consolidated statements of operations. There were no material marketing expenses recognized during the 13 weeks ended April 3, 2022.

Capital Commitments

As of April 3, 2022, capital expenditure commitments contracted for but not yet incurred total $3 million and are related primarily to site improvement costs for Soho Beach House and Soho House Hong Kong. As of January 2, 2022, capital expenditure commitments contracted for but not yet incurred totaled less than $1 million and were related primarily to site improvement costs for Soho House West Hollywood Cecconi’s.

17.
Income Taxes

In July 2021, the Company carried out a legal entity restructuring which resulted in the formation of Membership Collective Group Inc., a US domiciled corporation, as the parent entity of the Company. Prior to July 2021, the parent entity of the Company was a UK domiciled entity.

For the 13 weeks ended April 3, 2022, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet. The Company has generated incremental deferred tax assets relating to tax losses, share-based compensation, and excess interest of $10 million based on the results for the 13 weeks ended April 3, 2022. As a consequence of the IPO, the Company anticipates that tax deductions will be available in certain jurisdictions in connection with share-based compensation and a deferred tax asset has therefore been recognized. Full valuation allowances have been recorded against the incremental deferred tax assets recognized for tax losses, share-based compensation, and excess interest. The level of unrecognized tax benefits has increased by $6 million in the 13 weeks ended April 3, 2022. There

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

is no impact on the Company’s effective tax rate for the 13 weeks ended April 3, 2022 as there is a corresponding reduction in the valuation allowance applied for the period.

The effective tax rate for the 13 weeks ended April 3, 2022 was 0.74%, compared to 0.88% for the 13 weeks ended April 4, 2021. The effective tax rate for the 13 weeks ended April 3, 2022 differs from the US statutory rate of 21% primarily due to a full valuation allowance being recorded against the tax losses and other deferred tax assets generated during the period then ended. The effective income tax rate for the 13 weeks ended April 4, 2021 differs from the UK statutory rate of 19% primarily due to a full valuation allowance being recorded against the tax losses and other deferred tax assets generated in the period then ended.

18.
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

The Company has identified the following three reportable segments:

•
UK,
•
North America, and
•
Europe and ROW.

The manner in which the Company’s Chief Operating Decision Maker (“CODM”) assesses information for decision-making purposes changed during the fourth quarter of the fiscal year ended January 2, 2022. SHD, which was previously a separate reportable segment, is no longer a separate operating segment or reportable segment since the CODM does not review discrete financial information for the business. In addition, Soho Restaurants, which was previously not a separate operating or reportable segment, became a separate operating segment since the CODM reviews discrete financial information for the business. The Company restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company’s unaudited condensed consolidated statements of operations, balance sheets or statements of cash flows.

The Company analyzed the results of the Retail, Soho Works, Soho Restaurants, and Cities Without Houses operating segments and concluded that they did not warrant separate presentation as reportable segments as they do not provide additional useful information to the readers of the financial statements. Therefore, these segments are included as part of an “All Other” category.

The Company manages and assesses the performance of the reportable segments by adjusted EBITDA, which is defined as net income (loss) before depreciation and amortization, interest expense, net, provision (benefit) for income taxes, adjusted to take account of the impact of certain non-cash and other items that the Company does not consider in its evaluation of ongoing operating performance. These other items include, but are not limited to, loss (gain) on sale of property and other, net, share of loss (profit) of equity method investments, foreign exchange, pre-opening expenses, non-cash rent, deferred registration fees, net, share of equity method investments adjusted EBITDA, share-based compensation expense, and certain other expenses.

The following tables present disaggregated revenue for the 13 weeks ended April 3, 2022 and April 4, 2021 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

	For the 13 Weeks Ended April 3, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$29,292	$17,171	$6,974	$53,437	$7,858	$61,295
In-House revenues	41,067	38,038	11,908	91,013	—	91,013
Other revenues	15,571	12,271	648	28,490	20,457	48,947
Total segment revenue	85,930	67,480	19,530	172,940	28,315	201,255
Elimination of equity accounted revenue	(3,437)	(1,804)	(4,006)	$(9,247)	—	(9,247)
Consolidated revenue	$82,493	$65,676	$15,524	$163,693	$28,315	$192,008

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

	For the 13 Weeks Ended April 4, 2021
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$21,258	$13,631	$5,085	$39,974	$2,500	$42,474
In-House revenues	14,256	60	2,425	16,741	-	16,741
Other revenues	7,987	539	24	8,550	11,280	19,830
Total segment revenue	43,501	14,230	7,534	65,265	13,780	79,045
Elimination of equity accounted revenue	(5,069)	(37)	(1,538)	(6,644)	—	(6,644)
Consolidated revenue	$38,432	$14,193	$5,996	$58,621	$13,780	$72,401

The following tables present the reconciliation of reportable segment adjusted EBITDA to total consolidated segment revenue and the reconciliation of net loss to adjusted EBITDA:

	For the 13 Weeks Ended April 3, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$82,493	$65,676	$15,524	$163,693	$28,315	$192,008
Total segment operating expenses	(63,512)	(52,225)	(20,856)	(136,593)	(33,971)	(170,564)
Share of equity method investments adjusted EBITDA	585	183	571	1,339	—	1,339
Reportable segments adjusted EBITDA	19,566	13,634	(4,761)	28,439	(5,656)	22,783
Unallocated corporate overhead						(10,869)
Consolidated adjusted EBITDA						11,914
Depreciation and amortization						(22,831)
Interest expense, net						(15,717)
Income tax benefit						452
Gain on sale of property and other, net						1,663
Share of profit of equity method investments						398
Foreign exchange						(17,074)
Pre-opening expenses						(4,032)
Non-cash rent						(3,403)
Deferred registration fees, net						(2,389)
Share of equity method investments adjusted EBITDA						(1,339)
Share-based compensation expense						(7,803)
Other expenses, net(1)						(465)
Net loss						$(60,626)

(1) Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

	For 13 Weeks Ended April 4, 2021
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$38,432	$14,193	$5,996	$58,621	$13,780	$72,401
Total segment operating expenses	(33,023)	(13,566)	(7,600)	(54,189)	(18,977)	(73,166)
Share of equity method investments adjusted EBITDA	906	(114)	79	871	-	871
Reportable segments adjusted EBITDA	6,315	513	(1,525)	5,303	(5,197)	106
Unallocated corporate overhead						(7,420)
Consolidated adjusted EBITDA						(7,314)
Depreciation and amortization						(17,845)
Interest expense, net						(29,604)
Income tax benefit						823
Share of loss of equity method investments						(696)
Foreign exchange						(14,867)
Pre-opening expenses						(4,825)
Non-cash rent						(10,423)
Deferred registration fees, net						399
Share of equity method investments adjusted EBITDA						(871)
Share-based compensation expense						(2,129)
Other expenses, net(1)						(5,685)
Net loss						$(93,037)

(1) Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

	For the 13 Weeks Ended
(in thousands)	April 3, 2022	April 4, 2021
Net loss	$(60,626)	$(93,037)
Depreciation and amortization	22,831	17,845
Interest expense, net	15,717	29,604
Income tax benefit	(452)	(823)
EBITDA	(22,530)	(46,411)
(Gain) loss on sale of property and other, net	(1,663)	—
Share of (profit) loss of equity method investments	(398)	696
Foreign exchange(1)	17,074	14,867
Pre-opening expenses (2)	4,032	4,825
Non-cash rent	3,403	10,423
Deferred registration fees, net	2,389	(399)
Share of equity method investments adjusted EBITDA	1,339	871
Share-based compensation expense	7,803	2,129
Other expenses, net (3)	465	5,685
Adjusted EBITDA	$11,914	$(7,314)

(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.
(2)
The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

(3)
Represents other items included in operating expenses, which are outside the normal scope of the Company’s ordinary activities or non-cash, including expenses incurred in respect of membership credits of $1 million and $3 million for the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of April 3, 2022 and January 2, 2022. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	April 3, 2022	January 2, 2022
Long-lived assets by geography
North America	$860,404	$806,617
United Kingdom	556,496	571,716
Europe	272,949	270,657
Asia	54,016	56,583
Total long-lived assets	$1,743,865	$1,705,573

19.
Related Party Transactions

In 2017, SWL entered into a term loan facility agreement with two individuals who were the holders of the Company’s redeemable preferred shares until the redemption of such shares during the fiscal year ended January 2, 2022. For additional information, refer to Note 11, Debt – Related Party Loans.

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	April 3, 2022	January 2, 2022
Soho House Toronto Partnership	$(960)	$(810)
Raycliff Red LLP	(3,397)	(2,952)
Mirador Barcel S.L.	283	450
Little Beach House Barcelona S.L.	(246)	(203)
Mimea XXI S.L.	451	429
	$(3,869)	$(3,086)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the unaudited condensed consolidated balance sheets.

In 2016, SWL, a consolidated VIE, entered into an agreement to lease a property under construction by the landlord with Store Holding Group Ltd, a wholly-owned subsidiary of the noncontrolling interest holders of SWL. The handover of six floors of the leased property occurred on a floor-by-floor basis upon substantial completion of landlord improvements, resulting in multiple lease commencement dates in 2019. Lease commencement for the remaining four floors occurred during 2020 upon substantial completion of landlord improvements. This lease runs for a term of 19 years until July 25, 2039. The operating lease asset and liability associated with this lease are $94 million and $113 million as of April 3, 2022, respectively, and $97 million and $117 million as of January 2, 2022, respectively. Rent expense associated with this lease totaled $3 million and $1 million during the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC. This lease runs for a term of 20 years until December 31, 2038. The operating lease asset and liability associated with this lease are $10 million and $16 million as of April 3, 2022, respectively, and $11 million and $17 million as of January 2, 2022, respectively. Rent expense associated with this lease totaled $1 million and $1 million for the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019 for 137 Ludlow Street, New York with Ludlow 137 Holdings LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 22 years until April 20, 2041, with options to extend for three additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $9 million, $15 million, respectively, as of April 3, 2022 and $9 million and $15 million, respectively, as of January 2, 2022. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

The Company leases the Ludlow property from 139 Ludlow Acquisition LLC, an equity method investee. This is a 25-year lease that commenced May 1, 2016. The operating lease right-of-use asset and liability associated with this lease were $30 million and $33 million, respectively, as of April 3, 2022 and $30 million and $33 million, respectively, as of January 2, 2022. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended April 3, 2022 and April 4, 2021, respectively.

The Company leases the Tel Aviv House from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of MCG. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $23 million and $22 million, respectively, as

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 3, 2022 and January 2, 2022 and for the 13 Weeks Ended April 3, 2022 and April 4, 2021

of April 3, 2022 and $23 million and $22 million, respectively, as of January 2, 2022. The rent expense associated with this lease was $1 million for the 13 weeks ended April 3, 2022.

The Company leases a property from GHPSI, LLC in order to operate the Le Vallauris restaurant in Palm Springs, California. GHPSI’s ultimate parent entity is GHREP, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on February 2, 2022. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $8 million, respectively, as of April 3, 2022. The rent expense associated with this lease was less than $1 million for the 13 weeks ended April 3, 2022.

In return for arranging, and providing financial and transaction advisory services in connection with, the issuance of the Senior Secured Notes and the Senior Preference Shares as described in Note 11, Debt, and Note 14, SHHL Redeemable Preferred Shares and SHHL Redeemable C Ordinary Shares, respectively, an affiliate of Yucaipa Companies LLC received a fee in an aggregate amount of $10 million pursuant to a fee letter arrangement with the Company dated March 23, 2021.

In return for its role as sponsor in connection with our IPO, an affiliate of Yucaipa Companies LLC received a fee of $9 million pursuant to a fee letter arrangement with the Company dated July 19, 2021. The fee, which has been paid in full, has been recognized as a reduction of additional paid-in capital.
20.
Subsequent Events

Shares repurchased

Since April 3, 2022, the Company has repurchased a total of 1,185,697 shares of Class A common stock as a result of the on-going stock repurchase program as described in Note 15, Loss Per Share and Shareholders' Equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

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

We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 27 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of April 3, 2022, we have over 171,900 members (including over 130,900 Soho House members) who engage with MCG through our global portfolio of 35 Soho Houses, 9 Soho Works, The Ned in London, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

Everything we do across these memberships begins and ends with our members. The foundation of our member experience has been crafted over our 27-year history and is built on the following pillars:

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

The demand for our membership is also demonstrated by our large and growing MCG global wait list, which as of April 3, 2022 stands at over 79,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

For the 13 weeks ended April 3, 2022, of our $192 million in revenue, $59 million (31%) was attributable to Membership Revenues, $88 million (46%) to In-House Revenues, and $45 million (23%) to Other Revenues. For the 13 weeks ended April 4, 2021, of our $72 million in revenue, $40 million (56%) was attributable to Membership Revenues, $16 million (22%) to In-House Revenues, and $16 million (22%) to Other Revenues.

Membership Revenues are comprised of annual membership fees and one-time initial registration fees paid by members. In-House Revenues include all revenues realized within our Houses, including food and beverage, accommodation, and spa products and treatments. Other Revenues include all revenues not realized within our Houses, including Scorpios, Soho Works and standalone restaurants, design and procurement fees from SHD and Soho Home among others. We view Membership Revenues and In-House Revenues as interrelated, insofar as although there is no minimum spend for any member on our In-House offerings that generate In-House Revenues. In practice the significant majority of In-House Revenues are generated by our members, and the pricing of our In-House offerings reflects that accordingly, with pricing of such In-House offerings being identical for both members and non-members.

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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a current US Every House annual membership fee of approximately $4,000 providing access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (21 years old and younger) and “Millennials” (22- to 37-year-olds) constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as Cities Without Houses (“CWH”), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including Austin, Texas (May 2021), Tel Aviv (August 2021), Paris (September 2021) and Rome (October 2021), Nashville (February 2022) and Brighton (March 2022). For the 13 weeks ended April 3, 2022, we have over 5,200 CWH members across 48 cities.

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

Soho House Digital Membership will be subject to the same application and approval process as Soho House membership, allowing like-minded individuals to connect, communicate and collaborate with each other, in a purely digital space through the SH.APP. It will make our membership truly diverse, and will enable the best creatives from all over the world to make meaningful connections with each other. In the same way that we’ve grown Cities Without Houses membership around the world, we will use our connections and liaisons on the ground in new cities to build awareness of digital membership, growing it organically through existing creative communities.

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

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of $130. We offer access to physical spaces, including Soho House bedrooms, and Soho Studios (our new social spaces for Soho Friends and Soho House members) that host curated programs of events and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of April 3, 2022, we had 30,141 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

Soho Home

Soho Home was created as a result of the constant requests from our members to recreate the look and feel of the Houses in their own homes. Soho Home is an interiors and lifestyle retail brand that offers handcrafted furniture, lighting, textiles, tableware and accessories through ecommerce. Over the past few years, we have transformed Soho Home into a high growth retail business, and in October 2020, we launched SOHO HOME+, which is a subscription-based membership platform with 5,286 members as of April 3, 2022, that offers price discounts, free delivery, and expert design advice plus early access to new collections and seasonal sales for an annual price of $95.

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

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of April 3, 2022, we had 5,581 members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership ranges from $100—$650 per month, depending on membership type.

Scorpios Beach Club

Set in a cove on the southern tip of Mykonos, Scorpios offers a one of a kind beach experience with a well-established globally recognized brand. With a restaurant, terraces and daybeds, and a distinctive wellness offering, Scorpios enriches the lives of its guests who are looking to escape from their daily lives. We believe the Scorpios concept has significant potential to expand into additional locations as a key part of our platform and we expect to open our second site in Tulum, Mexico in the first half of 2023.

The Ned

The Ned has created a new space in the heart of the City of London for its members to meet, eat, drink and socialize. The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full service members’ club. The membership offered by The Ned (“Ned’s Club”) is aimed at a broader group of professional people. As of April 3, 2022, Ned’s Club had just over 2,800 members, and intends to expand into additional cities beyond London. We have recently launched Ned Friends – a more accessible membership similar to Soho Friends for frequent visitors and customers of The Ned. We receive management fees under our hotel management contract for the operation of The Ned.

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

Reportable Segments

Our operations consist of three reportable segments (United Kingdom, North America, and Europe and Rest of the World (“ROW”)) and one non-reportable segment that we present as “All Other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and stand-alone restaurants. Refer to Note 18 - Segments in this Quarterly Report on Form 10-Q for more information on reportable segments.

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

MEMBERSHIP REVENUES. Membership Revenues are comprised of House Membership Revenues (as defined in “Non-GAAP Financial Measures”) and Non-House Membership Revenues (as defined below). House Membership Revenues and Non-House Membership Revenue are each comprised primarily of annual membership fees and one-time registration fees which are amortized over 20 years. Membership Revenues are a function of the number of members, membership mix, and membership pricing. For GAAP, we report Membership Revenues only from Houses and sites in which we own a controlling interest. Our membership pricing varies by geographic segment and membership offering and, as such, our mix of House and Soho Works club openings can affect our revenue growth and profitability over time. Prices are generally higher in North America and the ROW compared with the UK and Europe. Membership Revenues provide a stable and recurring source of revenues which have few direct costs and, as such, is a reliable and predictable source of cash flow.

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

OTHER REVENUES. Other Revenues are defined as total revenues that are not realized within our Houses, including revenues from Scorpios, Soho Works and our stand-alone restaurants, procurement fees from SHD, Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses, as well as management fees from The Ned.

NON-HOUSE MEMBERSHIP REVENUES. Non-House Membership Revenues are comprised of Soho Works membership revenue, Soho Friends membership revenue and SOHO HOME+ membership revenue.

ACTIVE APP USERS. Active App Users is defined as unique users who have logged into any of our membership Apps within the last three months.

Non-GAAP Financial Measures

We refer to Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin throughout this Quarterly Report on Form 10-Q,as we use these measures to evaluate our operating performance and each of these measures is defined in “Non-GAAP Financial Measures.” We believe these measures are useful to investors in evaluating our operating performance. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin are all supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin should not be considered as substitutes for GAAP metrics such as Operating Loss and Net Loss or any other performance measure derived in accordance with GAAP. Some of our financial and operational data that we disclose in this Quarterly Report on Form 10-Q are presented on a ‘constant currency’ basis to isolate the effect of currency changes during the period. Where we refer to a measure being calculated in ‘constant currency’, we are calculating the USD change and the percentage change as if the exchange rate that is being used in the current period was in effect for the prior period presented. We believe that this calculation provides a more meaningful indication of actual year over year performance and eliminates the fluctuations from currency exchange rates.

KEY PERFORMANCE AND OPERATING METRICS

	As of
	April 3, 2022	April 4, 2021
	(Unaudited)
Number of Soho Houses	35	28
North America	12	10
United Kingdom	12	10
Europe/ROW	11	8
Number of Soho House Members	130,919	111,311
North America	48,953	41,867
United Kingdom	51,280	44,709
Europe/ROW	25,478	19,681
All Other	5,208	5,054
Number of Other Members	41,008	7,874
North America	10,686	1,263
United Kingdom	25,991	6,427
Europe/ROW	4,331	184
Number of Active App Users	123,733	76,308

	For the 13 Weeks Ended		For the 13 Weeks Ended
	April 3, 2022	April 4, 2021	April 3, 2022	April 4, 2021
	Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)
Operating loss	$(47,422)	$(63,560)	$(47,422)	$(61,145)
Operating loss margin	(25)%	(88)%	(25)%	(88)%
House-Level Contribution	29,746	10,123	29,746	9,739
House-Level Contribution Margin	21%	18%	21%	18%
Other Contribution	4,634	(11,724)	4,634	(11,279)
Other Contribution Margin	9%	(71)%	9%	(71)%
Adjusted EBITDA	2,330	(22,792)	2,330	(21,926)
Percentage of total revenues	1%	(31)%	1%	(31)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 weeks ended April 3, 2022 and April 4, 2021

The following table summarizes our results of operations for the 13 weeks ended April 3, 2022 and April 4, 2021 (in thousands, except percentages):

	For the 13 Weeks Ended
	April 3, 2022	April 4, 2021		April 4, 2021 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$58,773	$40,493	45%	$38,955	51%
In-House revenues	87,755	16,259	n/m	15,641	n/m
Other revenues	45,480	15,649	n/m	15,055	n/m
Total revenues	192,008	72,401	n/m	69,651	n/m
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(109,995)	(45,809)	n/m	(44,069)	n/m
Other operating expenses (exclusive of depreciation and amortization)	(47,633)	(28,193)	(69)%	(27,122)	(76)%
General and administrative expenses	(29,286)	(16,505)	(77)%	(15,878)	(84)%
Pre-opening expenses	(4,032)	(4,825)	16%	(4,642)	13%
Depreciation and amortization	(22,831)	(17,845)	(28)%	(17,167)	(33)%
Share-based compensation	(7,803)	(2,129)	n/m	(2,048)	n/m
Foreign exchange loss, net	(17,074)	(14,867)	(15)%	(14,302)	(19)%
Other	(776)	(5,788)	87%	(5,568)	86%
Total operating expenses	(239,430)	(135,961)	(76)%	(130,796)	(83)%
Operating loss	(47,422)	(63,560)	25%	(61,145)	22%
Other (expense) income
Interest expense, net	(15,717)	(29,604)	47%	(28,480)	45%
Gain on sale of property and other, net	1,663	—	n/m	—	n/m
Share of loss of equity method investments	398	(696)	n/m	(670)	n/m
Total other expense, net	(13,656)	(30,300)	55%	(29,150)	53%
Loss before income taxes	(61,078)	(93,860)	35%	(90,295)	32%
Income tax benefit	452	823	(45)%	792	(43)%
Net loss	(60,626)	(93,037)	35%	(89,503)	32%
Net income attributable to noncontrolling interest	147	2,558	(94)%	2,461	(94)%
Net loss attributable to Membership Collective Group Inc.	$(60,479)	$(90,479)	33%	$(87,042)	31%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$192,008	$72,401	n/m	n/m
North America	82,493	38,432	n/m	n/m
United Kingdom	65,676	14,193	n/m	n/m
Europe/ROW	15,524	5,996	n/m	n/m
All Other	28,315	13,780	n/m	n/m

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$58,773	$40,493	45%	51%
North America	28,016	20,307	38%	38%
United Kingdom	17,171	13,631	26%	31%
Europe/ROW	5,728	4,054	41%	47%
All Other	7,858	2,501	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 45% to $58,773 for the 13 weeks ended April 3, 2022. This increase was predominantly driven by an additional 28,400 Adult Paying Soho House members at the end of the first quarter of fiscal 2022 versus the comparative period. There was also an increase in Non-House Membership revenues, following the increase in the number of Soho Friends, Soho Works and SOHO HOME+ members, with 33,000 additional members in comparison to the end of the first quarter of fiscal 2021.

Our United Kingdom segment saw an increase in Membership revenues of $3,540 or 26% due to the opening of 180 House, London, in April 2021 as well as membership intakes and unfreezing memberships across all existing Houses, meaning an increase in Adult paying members versus first quarter of fiscal 2021.

North America segment saw an increase in revenues of $7,709 or 38% due to an increase in Adult paying members during the first quarter of fiscal 2022 versus first quarter 2021, including the opening of Soho House Nashville in February 2022.

The Europe/ROW segment saw an increase in Membership revenues of $1,674 or 41% due to an increase in Adult paying members, predominantly from the opening of three new Houses after first quarter 2021; Tel Aviv (August 2021), Paris (September 2021) and Rome (October 2021).

The All Other segment saw an increase in Membership revenues predominantly driven by growth in CWH Adult Paying members as well as over 4,400 additional Soho Works paying members in comparison to the first quarter of fiscal 2021.

In constant currency, Membership revenues would have increased by $19,818, or 51%.

In-House Revenues

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$87,755	$16,259	n/m	n/m
North America	40,569	14,256	n/m	n/m
United Kingdom	38,038	60	n/m	n/m
Europe/ROW	9,148	1,943	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $87,755 for the 13 weeks ended April 3, 2022, an increase of $71,496 versus the comparative period in 2021. The increase was predominantly driven by an easing of social distancing restrictions as a number of our Houses were not open in first quarter of fiscal 2021 or operating at reduced capacity, such as outdoor dining only in our North America Houses. Revenues were further increased due to new Soho Houses opening in 2021 in first quarter 2022, as well as select price increases across our In-House offering. In-House revenues have shown an improving trajectory in the three months ended April 3, 2022.

In constant currency, In-House Revenues would have increased by $72,113.

Other Revenues

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$45,480	$15,649	n/m	n/m
North America	13,908	3,868	n/m	n/m
United Kingdom	10,467	501	n/m	n/m
Europe/ROW	648	—	n/m	n/m
All Other	20,457	11,280	81%	89%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $45,480 for the 13 weeks ended April 3, 2022, compared to $15,649 for the 13 weeks ended April 4, 2021, an increase of $29,831. The increase is predominantly driven by increased trading in first quarter of fiscal 2022 following fewer COVID-19 related restrictions in comparison to first quarter fiscal 2021 where the UK sites where fully closed and North America sites where operating at reduced capacity.

In addition to reduced trading restrictions, the North America segment Other revenues have benefited in first quarter of fiscal 2022 due to the acquisition of the remaining 50% share of the Mandolin restaurant in the second quarter of 2021 such that we now fully consolidate the restaurant’s financial results. The acquisition of the operating agreements relating to The LINE & Saguaro hotels in the second quarter of fiscal 2021 and the agreement to manage and operate the Le Vallauris restaurant, Palm Springs in the first quarter of fiscal 2022 have also contributed to the increase in Other revenues year on year.

Other revenues in the All Other segment have increased due to increased revenues from our Soho Home offering which increased 150% vs the first quarter of fiscal 2021, as well as revenues from our Soho Restaurants and improved management fees from The Ned following fewer COVID-19 restrictions in London in contrast to first quarter 2021 when the UK was in a full lock down.

In constant currency, Other Revenues have an increased by $30,425.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(109,995)	$(45,809)	n/m	n/m
Percentage of total House revenues	(79)%	(82)%
Operating loss	$(47,422)	$(63,560)	25%	22%
Operating loss margin	(25)%	(88)%
House-Level Contribution	$29,746	$10,123	n/m	n/m
House-Level Contribution Margin	21%	18%	3%
House-Level Contribution by segment:
North America	$20,374	$6,579	n/m	n/m
United Kingdom	11,953	4,407	n/m	n/m
Europe/ROW	(3,657)	(1,915)	(91)%	(99)%
All Other	1,076	1,052	2%	6%
House-Level Contribution Margin by segment:
North America	30%	19%
United Kingdom	22%	32%
Europe/ROW	(25)%	(32)%
All Other	64%	61%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.\

In-House Operating Expenses were $109,995 for the 13 weeks ended April 3, 2022, an increase of $64,186. The increase is a result of new Houses and fewer capacity restrictions in comparison to first quarter 2021, where the majority of Houses were shut or operating at reduced capacity, and the associated increase in volumes. Additionally, we also received fewer government support grants to retain workers than in the first quarter of fiscal 2021

In the first quarter of 2022, as a result of the continued impact from the COVID-19 pandemic, governmental agencies in the United Kingdom and European Union provided grants primarily to retain on payroll workers that would have otherwise been terminated and were instead furloughed in accordance with the rules of the applicable national scheme. Such government grants, which under their terms meant that the furloughed employees were prohibited by law from providing the Company with services but kept on payroll rather than being terminated to claim unemployment benefits, totaled $0.7 million in first quarter of

2022, and are presented as a reduction of payroll expenses within In-House Operating Expenses. Under the rules of the schemes, we applied to the relevant government agency and recovered the costs of furloughed employees. The net payroll expense within In-House Operating Expenses therefore only reflects the costs incurred from staff that were not furloughed and hence provided revenue generating services. In constant currency, In-House Operating Expenses would have increased by $65,926.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $29,746 for the 13 weeks ended April 3, 2022, compared to $10,123 for the 13 weeks ended April 4, 2021, an increase of $19,623. The increase in House-Level Contribution partly relates to the impact of COVID-19 related restrictions in first quarter 2021 and the return of trading volumes in first quarter 2022, as well as increased Soho House membership revenues.

House-Level Contribution Margin was 21% for the 13 weeks ended April 3, 2022, increased by 3% from the prior period due to increased membership revenues and higher trading in the quarter compared to the prior period.

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(47,633)	$(28,193)	(69)%	(76)%
Percentage of total other revenues	(91)%	n/m
Operating loss	$(47,422)	$(63,560)	25%	22%
Operating loss margin	(25)%	(88)%
Other Contribution	$4,634	$(11,724)	n/m	n/m
Other Contribution Margin	9%	(71)%	80%
Other Contribution by segment:
North America	$3,307	$626	n/m	n/m
United Kingdom	2,205	(2,157)	n/m	n/m
Europe/ROW	72	(689)	n/m	n/m
All Other	(950)	(9,504)	90%	90%
Other Contribution Margin by segment:
North America	23%	16%
United Kingdom	20%	n/m
Europe/ROW	10%	n/m
All Other	(4)%	(79)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $47,633 for the 13 weeks ended April 3, 2022, compared with $28,193 for the 13 weeks ended April 4, 2021, an increase of $19,440, or 69%. This increase is primarily driven by reduced COVID-19 related trading restrictions in first quarter 2022 compared to first quarter 2021, thus resulting in higher trading volumes as well as additional expenses in relation to the Mandolin and Le Vallauris restaurants. In constant currency, Other Operating Expenses would have increased $20,511, or 76%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $4,634 for the 13 weeks ended April 3, 2022, compared to a loss of $11,724 for the comparative period, an increase of $16,358. This was predominantly driven by higher Non-House Membership Revenues and increased contribution from public restaurants following removal of COVID-19 related trading restrictions, and increased contribution from Soho Home.

Other Contribution Margin was 9% for the 13 weeks ended April 3, 2022, an increase of 80% compared to the prior period driven by margin improvement in our public restaurants as well as an improvement in profitability of Soho Home.

Other Contribution Margin improvement in North America was driven by the strong performance of North America restaurants, benefiting from the acquisition of the remaining 50% share of the Mandolin restaurant in the second quarter of 2021 such that we now fully consolidate the restaurant’s financial results. In addition, the acquisition of the operating agreements relating to the LINE & Saguaro hotels in the second quarter of 2021 and the agreement to manage and operate the Le Vallauris restaurant, Palm Springs in the first quarter of 2022, increased Other Contribution Margin compared to the first quarter of fiscal 2021.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$29,286	$16,505	77%	84%
Percentage of total revenues	15%	23%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $29,286 for the 13 weeks ended April 3, 2022, compared with $16,505 for the 13 weeks ended April 4, 2021, an increase of $12,781, or 77%. The increase was primarily driven by the increase in wages at support offices as a result of removal of many COVID-19 restrictions and the associated increase in business activity, in addition to the decrease in government support received in the 13 weeks ended April 3, 2022 in comparison to the prior period.

In constant currency, General and Administrative Expenses would have an increase of $13,408, or 84%.

Pre-Opening Expenses

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$4,032	$4,825	(16)%	(13)%
Percentage of total revenues	2%	7%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-Opening expenses were $4,032 for the 13 weeks ended April 3, 2022, driven by the opening of two Soho Houses during the quarter, compared with $4,825 for the 13 weeks ended April 4, 2021, with better cost control driven the reduction in comparison to first quarter fiscal 2021. In constant currency, Pre-Opening expenses would have decreased by 13%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$22,831	$17,845	28%	33%
Percentage of total revenues	12%	25%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization was $22,831 for the 13 weeks ended April 3, 2022, an increase of $4,986, or 28%, from the 13 weeks ended April 4, 2021. This increase was primarily driven by amortization of capitalized IT development costs, as well as depreciation associated with five new Soho Houses that opened in 2021 as well as Soho House Nashville which opened mid first quarter 2022. In constant currency, depreciation and amortization expenses would have increased by $5,664, or 33%.

Other Expenses

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$7,803	$2,129	n/m	n/m
Percentage of total revenues	4%	3%
Foreign exchange loss (gain), net	$17,074	$14,867	15%	19%
Percentage of total revenues	9%	21%
Other	$776	$5,788	(87)%	(86)%
Percentage of total revenues	0%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense increased by $5,674 to $7,803 for the 13 weeks ended April 3, 2022, primarily driven by the grant of Restricted Stock Units in the fourth quarter of fiscal 2021 in addition to the impact of the continued vesting of pre-fiscal 2021 awards (Share Appreciation Rights and Growth Shares) which continued to vest both periods presented.

Foreign exchange loss, net, which is unrealized and non-cash in nature, increased by $2,207 to $17,074 for the 13 weeks ended April 3, 2022, primarily driven by foreign exchange revaluation of our borrowings, which have increased since the preceding period. Increased foreign exchange volatility during the period has also contributed to this increase.

Other expenses decreased by $5,012 to $776 for the 13 weeks ended April 3, 2022, primarily driven by non-cash member credit expense of $5 million in the prior period as a result of the pandemic related closures in the prior period. In the current period, closures were considerably reduced and hence the resulting expense in respect of member credits was therefore lower.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$15,717	$29,604	(47)%	(45)%
Percentage of total revenues	8%	41%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $15,717 for the 13 weeks ended April 3, 2022, a decrease of $13,887, or 47%, on the comparative period in 2021. This decrease is primarily due to the one off $9 million loss on extinguishment of the Permira Senior Facility in the 13 weeks ended April 4, 2021. In constant currency, net interest would have decreased by $12,763, or 45%.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	April 3, 2022	April 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$2,330	$(22,792)	n/m	n/m
Percentage of total revenues	1%	(31)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $2,330 for the 13 weeks ended April 3, 2022, in comparison to a loss of $22,792 for the 13 weeks ended April 4, 2021, an increase of $25,122. The increase is driven by increased operations following the removal of COVID-19 related restrictions in comparison to the 13 weeks ended April 4, 2021 as well as increased membership revenues from both Soho House and Non-House members. In constant currency, Adjusted EBITDA would have increased by $24,256 compared to the comparative period in fiscal 2021.

Non-GAAP Financial Measures

For the 13 weeks ended April 3, 2022 and April 4, 2021

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	April 3, 2022 Actuals	April 4, 2021 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(60,626)	$(93,037)	35%	32%
Depreciation and amortization	22,831	17,845	28%	33%
Interest expense, net	15,717	29,604	(47)%	(45)%
Income tax benefit	(452)	(823)	45%	43%
EBITDA	(22,530)	(46,411)	51%	50%
Gain on sale of property and other, net	(1,663)	—	n/m	n/m
Share of loss of equity method investments	(398)	696	n/m	n/m
Foreign exchange⁽²⁾	17,074	14,867	15%	19%
Share of equity method investments adjusted EBITDA	1,339	871	54%	60%
Share-based compensation expense⁽²⁾	7,803	2,129	n/m	n/m
Membership credits expense⁽³⁾	705	2,750	(74)%	(73)%
COVID-19 related charges⁽⁴⁾	—	31	n/m	n/m
Corporate financing and restructuring costs⁽⁵⁾	—	2,275	n/m	n/m
Adjusted EBITDA	$2,330	$(22,792)	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended April 3, 2022 and April 3, 2021 - Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
Beginning on March 14, 2020, due to the COVID-19 pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.
(4)
Represent items of additional expense incurred in order to comply with health and safety protocols while keeping certain Houses open during the pandemic. In 2021, we received a government grant related to business rates in the UK which reduced our COVID-19 related expenses.
(5)
Our Corporate financing and restructuring costs vary significantly each year and period presented based on financing and restructuring being undertaken. Such costs do not relate to normal, recurring, cash operating expenses. In the first quarter of 2021, these costs consisted of certain items relating to acquiring shareholdings of joint ventures and non-controlling interests of $250 not held by the Company and refinancing fees incurred totaling $2,025.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 13 Weeks Ended
	April 3, 2022	April 4, 2021	Change %	April 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(47,422)	$(63,560)	25%	$(61,145)	22%
General and administrative	29,286	16,505	77%	15,878	84%
Pre-opening expenses	4,032	4,825	(16)%	4,642	(13)%
Depreciation and amortization	22,831	17,845	28%	17,167	33%
Share-based compensation	7,803	2,129	n/m	2,048	n/m
Foreign exchange loss (gain), net	17,074	14,867	15%	14,302	19%
Other	776	5,788	(87)%	5,568	(86)%
Non-House membership revenues	(6,787)	(820)	n/m	(789)	n/m
Other revenues	(45,480)	(15,649)	n/m	(15,055)	n/m
Other operating expenses	47,633	28,193	69%	27,122	76%
House-Level Contribution	$29,746	$10,123	n/m	$9,738	n/m
Operating loss margin	(25)%	(88)%		(88)%
House-Level Contribution Margin	21%	18%		18%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	April 3, 2022	April 4, 2021	Change %	April 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$58,773	$40,493	45%	$38,955	51%
Less: Non-House membership revenues	(6,787)	(820)	n/m	(789)	n/m
Add: In-House revenues	87,755	16,259	n/m	15,641	n/m
Total House revenues	139,741	55,932	n/m	53,807	n/m
Less: in-House operating expenses	109,995	45,809	n/m	44,069	n/m
House-Level Contribution	$29,746	$10,123	n/m	$9,738	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	April 3, 2022	April 4, 2021	Change %	April 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(47,422)	$(63,560)	25%	$(61,145)	22%
General and administrative	29,286	16,505	77%	15,878	84%
Pre-opening expenses	4,032	4,825	(16)%	4,642	(13)%
Depreciation and amortization	22,831	17,845	28%	17,167	33%
Share-based compensation	7,803	2,129	n/m	2,048	n/m
Foreign exchange loss (gain), net	17,074	14,867	15%	14,302	19%
Other	776	5,788	(87)%	5,568	(86)%
House membership revenues	(51,986)	(39,673)	(31)%	(38,166)	(36)%
In-House revenues	(87,755)	(16,259)	n/m	(15,641)	n/m
In-House operating expenses	109,995	45,809	n/m	44,069	n/m
Total Other Contribution	$4,634	$(11,724)	n/m	$(11,278)	n/m
Operating loss margin	(25)%	(88)%		(88)%
Other Contribution Margin	9%	(71)%		(71)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	April 3, 2022	April 4, 2021	Change %	April 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$6,787	$820	n/m	$789	n/m
Add: other revenues	45,480	15,649	n/m	15,055	n/m
Less: other operating expenses	47,633	28,193	69%	27,122	76%
Other Contribution	$4,634	$(11,724)	n/m	$(11,278)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of April 3, 2022, we maintained a cash and cash equivalents balance of $277 million and a restricted cash balance of $8 million.

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

(1)
from operating activities, our cash inflows include Membership revenues, In-House revenues and Other revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

(2)
from investing activities, our cash inflows include the proceeds from sale of property and equipment and the sales of subsidiaries. The primary cash outflows from investing activities include the purchase of property and equipment as well as intangibles.
(3)
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

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 13 Weeks Ended
	April 3, 2022	April 4, 2021
	(Unaudited, dollar amounts in thousands)
Net cash (used in) generated by
Net cash used in operating activities	$(9,575)	$(104,395)
Net cash used in investing activities	(22,178)	(17,475)
Net cash provided by financing activities	98,285	140,453
Effect of exchange rates on cash and cash equivalents	(2,192)	150
Net increase in cash and cash equivalents	$64,340	$18,733

Net Cash Used in Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 13 weeks ended April 3, 2022, we had a $9,575 outflow of cash from operating activities, which includes a net loss of $60,626, depreciation and amortization of $22,831, and an unfavorable net working capital change of $1,486.

For the 13 weeks ended April 4, 2021, we had a $104,395 outflow of cash from operating activities, which includes a net loss of $93,037, depreciation and amortization of $17,845, and a favorable net working capital change of $20,945.

Net Cash Used in Investing Activities

The primary cash inflows from investing activities include the cash acquired as a result of acquisitions. The primary cash outflows from investing activities include the purchase of property and equipment, intangibles and the acquisition of noncontrolling interests.

For the 13 weeks ended April 3, 2022, we had a $22,178 outflow of cash from investing activities, primarily due to purchases of property and equipment of $17,658 and purchases of intangible assets of $5,185.

For the 13 weeks ended April 4, 2021, we had a $17,475 outflow of cash from investing activities, primarily due to purchases of property and equipment of $15,163.

Net Cash Provided by Financing Activities

The primary cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include principal payments on borrowings and payments to settle redeemable preferred shares.

For the 13 weeks ended April 3, 2022, we had a $98,285 inflow of cash from financing activities, primarily due to the proceeds from borrowings of $103,650 principally related to the Goldman Sachs Senior Secured Note Purchase Agreement. Refer to Note 11 - Debt in this Quarterly Report on Form 10-Q for additional information.

For the 13 weeks ended April 4, 2021, we had a $140,453 inflow of cash from financing activities, primarily due to repayment of borrowings of $508,386, offset with the receipt of proceeds of new borrowings of $456,635 and a further $161,574 and $47,000 in proceeds from the issuance of preferred shares and redeemable C ordinary shares, respectively.

Cash Requirements from Contractual and Other Obligations

As of April 3, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

Critical Accounting Estimates and Judgments

Management’s discussion and analysis of the financial condition and results of operations is based on the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The estimates are based on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022; however, we continue to monitor our exposure to market risk given the continued impact of the COVID-19 pandemic as well as the impact of the Russian invasion of Ukraine.

Foreign Exchange Risk

We principally operate in the UK and North America, although we have significant operations in Europe. Therefore, we are exposed to reporting foreign exchange risk in Pound sterling and Euros.

Accordingly, we have not, to date, used any material financial instruments to mitigate our foreign exchange risk. The directors and management will keep this situation under review. As income is received and suppliers paid in respect of the UK and European operations in Pound sterling or Euros, respectively, this acts as a natural hedge against foreign exchange risk.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $10 million lower and approximately $10 million higher, respectively, and Net Loss would have been approximately $6 million lower and approximately $6 million higher, respectively, for the 13 weeks ended April 4, 2022.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $1 million lower and approximately $1 million higher, respectively, and Net Loss would have been approximately $1 million lower and approximately $1 million higher, respectively, for the 13 weeks ended April 4, 2022.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of April 3, 2022, we had $277 million in cash and cash equivalents on the balance sheet to meet our funding needs.

Cash Flow and Fair Value Interest Rate Risk

We have historically financed our operations through a mixture of bank borrowings and bond notes which are generally fixed, and expect to finance our operations through operating cash flows and availability under our Revolving Credit Facility, which is currently undrawn. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of April 3, 2022 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in our Annual Report in Form 10-K for the fiscal year ended January 2, 2022, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of January 2, 2022, due to insufficiently qualified accounting and other finance personnel with an appropriate level of US GAAP knowledge and experience. Management believes that our lack of experience with US GAAP and the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place constituted material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 13 weeks ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in section “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, except for the below. The risks described in our Annual Report Form 10-K are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s ongoing conflict with Ukraine

Russia’s invasion of Ukraine has negatively affected the global economy. Financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., United Kingdom and European Union, as well as potential retaliatory actions by Russia, could also have a negative impact on the global economy. Although the Company does not operate in Russia or Ukraine, the broader consequences of this conflict, including rising energy prices and shortages of and increased costs for food, goods and services and transportation or further escalation in adjacent areas could have negative downstream effects on our business and operations. Further expansion or escalation of military confrontations or related geopolitical tensions, including increased restrictions on global trade, could result in, among other things, lower travel demand, cyberattacks, terrorist activities, supply disruptions and changes to foreign currency exchange rates and constraints, volatility or disruption in financial markets, any of which may adversely affect the global economy and our business. In addition, the effects of the ongoing conflict could intensify or otherwise affect many of our other risk factors that are included in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the SEC on March 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On July 19, 2021, we completed the IPO of our Class A of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-257206). We sold 30,567,918 shares of Class A common stock (which included 567,918 shares that were offered and sold pursuant to the partial exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $14.00 per share. Including the option exercise, The Company received aggregate net proceeds of $388 million after deducting underwriting discounts and other offering costs. The underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, BofA Securities, Inc., HSBC Securities (USA) Inc., Citigroup Global Markets Inc., William Blair & Company, L.L.C and Loop Capital Markets LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

Refer to Note 1 - Nature of the Business in this Quarterly Report on Form 10-Q for further information on the use of proceeds from the IPO.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the 13 weeks ended April 3, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
January 3, 2022 through January 30, 2022	-	$-	-	$-
January 31, 2022 through February 27, 2022	-	-	-	-
February 28, 2022 through April 3, 2022	324,972	7.93	324,972	47
Total	324,972		324,972
(1)
Includes commissions paid.

(2)
Our stock repurchase program, which was announced on March 18, 2022, allows for the repurchase of up to a total of $50 million of the Company’s Class A common stock. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

Membership Collective Group Inc.

Date: May 18, 2022	By:	/s/ Nick Jones
Nick Jones
Chief Executive Officer

Date: May 18, 2022	By:	/s/ Humera Afzal
Humera Afzal
Chief Financial Officer