Form 10-Q
period 2022-07-03
Membership Collective Group Inc.
filed 2022-08-17
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2022

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

As of August 15, 2022, the registrant had 58,419,120 shares of Class A common stock, $0.01 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Membership Collective Group Inc.

Condensed Consolidated Balance Sheets

As of July 3, 2022 (Unaudited) and January 2, 2022

	As of
(in thousands, except for par value and share data)	July 3, 2022	January 2, 2022
Assets
Current assets
Cash and cash equivalents	$259,065	$212,833
Restricted cash	7,261	7,829
Accounts receivable, net	34,633	19,338
Inventories	42,915	29,697
Prepaid expenses and other current assets	78,992	57,004
Total current assets	422,866	326,701
Property and equipment, net	648,931	684,961
Operating lease assets	1,011,047	996,991
Goodwill	198,055	214,257
Other intangible assets, net	126,727	132,158
Equity method investments	22,076	23,621
Deferred tax assets	669	446
Other non-current assets	4,525	2,348
Total non-current assets	2,012,030	2,054,782
Total assets	$2,434,896	$2,381,483
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$68,665	$71,497
Accrued liabilities	79,227	63,127
Current portion of deferred revenue	95,099	76,866
Indirect and employee taxes payable	34,236	25,289
Current portion of debt, net of debt issuance costs	11,133	6,923
Current portion of related party loans	423	21,661
Current portion of operating lease liabilities—sites trading less than one year	2,595	842
Current portion of operating lease liabilities—sites trading more than one year	33,260	34,513
Other current liabilities	36,012	29,045
Total current liabilities	360,650	329,763
Debt, net of current portion and debt issuance costs	559,631	459,343
Property mortgage loans, net of debt issuance costs	115,845	115,122
Related party loans, net of current portion and imputed interest	23,060	—
Operating lease liabilities, net of current portion - sites trading less than one year	228,131	174,469
Operating lease liabilities, net of current portion - sites trading more than one year	901,879	941,861
Finance lease liabilities	64,742	72,582
Financing obligation	76,011	75,802
Deferred revenue, net of current portion	24,440	27,518
Deferred tax liabilities	1,614	1,856
Other non-current liabilities	853	975
Total non-current liabilities	1,996,206	1,869,528
Total liabilities	2,356,856	2,199,291
Commitments and contingencies (Note 16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Balance Sheets

As of July 3, 2022 (Unaudited) and January 2, 2022

	As of
(in thousands, except for par value and share data)	July 3, 2022	January 2, 2022
Shareholders’ equity
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 61,536,720 shares issued and 58,957,243 outstanding as of July 3, 2022 and 61,029,730 issued and outstanding as of January 2, 2022; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of July 3, 2022 and January 2, 2022	2,025	2,025
Additional paid-in capital	1,198,496	1,189,044
Accumulated deficit	(1,164,270)	(1,021,832)
Accumulated other comprehensive income	55,882	6,897
Treasury stock, at cost; 2,579,477 shares as of July 3, 2022	(19,508)	—
Total shareholders’ equity attributable to Membership Collective Group Inc.	72,625	176,134
Noncontrolling interest	5,415	6,058
Total shareholders’ equity	78,040	182,192
Total liabilities and shareholders’ equity	$2,434,896	$2,381,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 weeks and 26 weeks ended July 3, 2022 and July 4, 2021

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands except for per share data)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Revenues
Membership revenues	$65,889	$44,863	$124,662	$85,356
In-House revenues	109,685	45,793	197,440	62,052
Other revenues	68,196	33,423	113,676	49,072
Total revenues	243,770	124,079	435,778	196,480
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $14,136 and $15,828 for the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and of $27,851 and $26,690 for the 26 weeks ended July 3, 2022 and July 4, 2021, respectively)	(131,673)	(70,430)	(241,668)	(116,239)
Other operating expenses (exclusive of depreciation and amortization of $8,552 and $6,077 for the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and of $17,668 and $13,060 for the 26 weeks ended July 3, 2022 and July 4, 2021, respectively)	(62,758)	(40,685)	(110,391)	(68,878)
General and administrative expenses	(26,647)	(19,500)	(55,933)	(36,005)
Pre-opening expenses	(3,741)	(6,493)	(7,773)	(11,318)
Depreciation and amortization	(22,688)	(21,905)	(45,519)	(39,750)
Share-based compensation	(4,274)	(2,548)	(12,077)	(4,677)
Foreign exchange loss, net	(57,176)	(1,055)	(74,250)	(15,922)
Other	(301)	(8,323)	(1,077)	(14,111)
Total operating expenses	(309,258)	(170,939)	(548,688)	(306,900)
Operating loss	(65,488)	(46,860)	(112,910)	(110,420)
Other (expense) income
Interest expense, net	(18,778)	(17,018)	(34,495)	(46,622)
(Loss) Gain on sale of property and other, net	(122)	6,903	1,541	6,903
Share of income (loss) of equity method investments	1,342	(130)	1,740	(826)
Total other expense, net	(17,558)	(10,245)	(31,214)	(40,545)
Loss before income taxes	(83,046)	(57,105)	(144,124)	(150,965)
Income tax (expense) benefit	(509)	(3)	(57)	820
Net loss	(83,555)	(57,108)	(144,181)	(150,145)
Net loss attributable to noncontrolling interests	1,596	1,121	1,743	3,679
Net loss attributable to Membership Collective Group Inc.	$(81,959)	$(55,987)	$(142,438)	$(146,466)
Net loss per share attributable to Class A and Class B common stock:
Basic and diluted (Note 15)	$(0.41)	$(0.43)	$(0.71)	$(1.04)
Weighted average shares outstanding:
Basic and diluted (Note 15)	201,204	151,449	201,832	149,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the 13 weeks and 26 weeks ended July 3, 2022 and July 4, 2021

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net loss	$(83,555)	$(57,108)	$(144,181)	$(150,145)
Other comprehensive income
Foreign currency translation adjustment	37,434	(1,481)	48,565	14,599
Comprehensive loss	(46,121)	(58,589)	(95,616)	(135,546)
Loss attributable to noncontrolling interest	1,596	1,121	1,743	3,679
Foreign currency translation adjustment attributable to noncontrolling interest	341	(71)	420	(115)
Total comprehensive loss attributable to Membership Collective Group Inc.	$(44,184)	$(57,539)	$(93,453)	$(131,982)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Changes in Redeemable Shares and Shareholders’ Deficit (Unaudited)

For the 13 weeks and 26 weeks ended July 4, 2021

(in thousands except for share data)	Soho House Holdings Limited Redeemable Preferred Shares	Soho House Holdings Limited Redeemable C Ordinary Shares	Soho House Holdings Limited Ordinary Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Deficit Attributable to Soho House Holdings Limited	Noncontrolling Interest	Total Shareholders’ Deficit
As of January 3, 2021	$14,700	$160,405	$265,181	$72,755	$(757,103)	$(13,257)	$(432,424)	$58,431	$(373,993)
Net loss	—	—	—	—	(90,479)	—	(90,479)	(2,558)	(93,037)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	644	644
Issuance of SHHL senior convertible preference shares (Note 14)	175,000	—	—	—	—	—	—	—	—
Senior convertible preference shares issuance costs	(13,426)	—	—	—	—	—	—	—	—
Proceeds from issuance of SHHL redeemable C ordinary shares (Note 14)	—	47,000	—	—	—	—	—	—	—
Share-based compensation (Note 13)	—	—	—	2,129	—	—	2,129	—	2,129
Net change in cumulative translation adjustment	—	—	—	—	—	15,965	15,965	44	16,009
As of April 4, 2021	$176,274	$207,405	$265,181	$74,884	$(847,582)	$2,708	$(504,809)	$56,542	$(448,267)
Net loss	—	—	—	—	(55,987)	—	(55,987)	(1,121)	(57,108)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(114)	(114)
Non-cash dividends on senior convertible preference shares	4,177	—	—	(4,177)	—	—	(4,177)	—	(4,177)
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition	—	—	905	7,795	—	—	8,700	—	8,700
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition	—	—	130	1,120	—	—	1,250	—	1,250
Purchase of Soho Works North America noncontrolling interests	—	—	5,596	26,945	—	—	32,541	(32,541)	—
Purchase of Scorpios noncontrolling interests	—	—	809	6,876	—	—	7,685	(16,338)	(8,653)
SHHL C2 ordinary shares issued in connection with the LINE and Saguaro Acquisition	—	—	2,644	23,001	—	—	25,645	—	25,645
Accretion of redeemable preferred shares to redemption value, net of foreign currency remeasurement gain	4,955	—	—	(5,863)	908	—	(4,955)	—	(4,955)
Share-based compensation (Note 13)	—	—	—	2,548	—	—	2,548	—	2,548
Net change in cumulative transition adjustment	—	—	—	—	—	(1,481)	(1,481)	71	(1,410)
As of July 4, 2021	$185,406	$207,405	$275,265	$133,129	$(902,661)	$1,227	$(493,040)	$6,499	$(486,541)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the 13 weeks and 26 weeks ended July 3, 2022

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity Attributable to Membership Collective Group Inc.	Noncontrolling Interest	Total Shareholders’ Equity

As of January 2, 2022	$2,025	$1,189,044	$(1,021,832)	$6,897	$—	$176,134	$6,058	$182,192
Net loss	—	—	(60,479)	—	—	(60,479)	(147)	(60,626)
Purchase of noncontrolling interests in connection with the Soho Restaurants Acquisition (Note 3)	—	(1,884)	—	—	—	(1,884)	1,884	—
Shares repurchased (Note 15)	—	—	—	—	(2,611)	(2,611)	—	(2,611)
Non-cash share-based compensation (Note 13)	—	7,331	—	—	—	7,331	—	7,331
Net change in cumulative translation adjustment	—	—	—	11,210	—	11,210	(79)	11,131
As of April 3, 2022	$2,025	$1,194,491	$(1,082,311)	$18,107	$(2,611)	$129,701	$7,716	$137,417
Net loss	—	—	(81,959)	—	—	(81,959)	(1,596)	(83,555)
Distributions to noncontrolling interest	—	—	—	—	—	—	(364)	(364)
Shares repurchased (Note 15)	—	—	—	—	(16,897)	(16,897)	—	(16,897)
Non-cash share-based compensation (Note 13)	—	4,274	—	—	—	4,274	—	4,274
Additional IPO costs	—	(269)	—	—	—	(269)	—	(269)
Net change in cumulative translation adjustment	—	—	—	37,775	—	37,775	(341)	37,434
As of July 3, 2022	$2,025	$1,198,496	$(1,164,270)	$55,882	$(19,508)	$72,625	$5,415	$78,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 26 weeks ended July 3, 2022 and July 4, 2021

	For the 26 Weeks Ended
(in thousands)	July 3, 2022	July 4, 2021
Cash flows from operating activities
Net loss	$(144,181)	$(150,145)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45,519	39,750
Non-cash share-based compensation (Note 13)	11,605	4,677
Deferred tax benefit	(560)	(482)
Gain on sale of property and other, net	(1,541)	(6,903)
Share of (profit) loss of equity method investments	(1,740)	826
Amortization of debt issuance costs	2,344	2,017
Loss on debt extinguishment	—	9,126
PIK interest (settled), net of non-cash interest	16,886	(77,502)
Distributions from equity method investees	573	—
Foreign exchange loss, net	74,250	15,922
Changes in assets and liabilities:
Accounts receivable	(17,610)	(1,095)
Inventories	(20,229)	(3,427)
Operating leases, net	16,608	13,304
Other operating assets	(41,249)	(17,011)
Deferred revenue	21,724	(2,782)
Accounts payable and accrued and other liabilities	51,262	79,505
Net cash provided by (used in) operating activities	13,661	(94,220)
Cash flows from investing activities
Purchase of property and equipment	(33,799)	(36,941)
Proceeds from sale of assets	665	—
Purchase of intangible assets	(11,112)	(4,993)
Cash acquired in the Cipura Acquisition	—	559
Acquisition of noncontrolling interests	—	(8,653)
Net cash used in investing activities	(44,246)	(50,028)
Cash flows from financing activities
Repayment of borrowings (Note 11)	(540)	(508,386)
Payment for debt extinguishment costs (Note 11)	—	(4,109)
Issuance of related party loans	3,217	1,529
Proceeds from borrowings (Note 11)	104,829	456,635
Payments for debt issuance costs	(1,860)	(12,994)
Principal payments on finance leases	(137)	(117)
Principal payments on financing obligation	(779)	(660)
Distributions to noncontrolling interest	(364)	(133)
Contributions from noncontrolling interest	—	644
Senior convertible preference shares issued, net of issuance costs (Note 14)	—	161,574
Purchase of treasury stock (Note 15)	(19,508)	—
Proceeds from issuance of SHHL redeemable C ordinary shares, net of issuance costs (Note 14)	—	47,000
Additional IPO costs	(269)	—
Net cash provided by financing activities	84,589	140,983
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(8,340)	242
Net increase (decrease) in cash and cash equivalents, and restricted cash	45,664	(3,023)
Cash, cash equivalents and restricted cash
Beginning of period	220,662	59,970
End of period	$266,326	$56,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 26 weeks ended July 3, 2022 and July 4, 2021

	For the 26 Weeks Ended
(in thousands)	July 3, 2022	July 4, 2021
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	259,065	48,980
Restricted cash	7,261	7,967
Cash, cash equivalents and restricted cash as of July 3, 2022 and July 4, 2021	$266,326	$56,947
Supplemental disclosures:
Cash paid for interest (including settlement of paid-in-kind interest for the 26 weeks ended July 4, 2021)	$15,016	$105,545
Cash paid for income taxes	139	78
Supplemental disclosures of non-cash investing and financing activities:
C2 ordinary shares issued in exchange for acquisitions of businesses and noncontrolling interests	$—	$75,821
Operating lease assets obtained in exchange for new operating lease liabilities	85,215	27,094
Non-cash dividends on senior convertible preference shares (Note 14)	—	4,177
Accrued capital expenditures as of July 3, 2022 and July 4, 2021	10,832	4,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 weeks and 26 weeks ended July 3, 2022 and July 4, 2021

1.
Nature of the Business

Membership Collective Group Inc. (“MCG”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change. Our members engage with us through our global portfolio of 36 Soho Houses, 9 Soho Works Clubs, The Ned in London and New York, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim information on Form 10-Q. The preparation of the financial statements in conformity with US GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. In preparing these unaudited condensed consolidated financial statements, we consistently applied the accounting policies described in our consolidated financial statements as of and for the year ended January 2, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022, with the exception of the Revenue Recognition policy which has been updated to reflect the launch of the House Introduction Credits, as explained in further detail below.

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

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

The results of operations for the 13- and 26-week periods ended July 3, 2022 and July 4, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The unaudited condensed consolidated statement of operations for the 13 weeks and 26 weeks ended July 3, 2022 and the unaudited condensed consolidated balance sheet as of July 3, 2022 include the correction of an error related to the Company’s unaudited condensed consolidated financial statements as of and for the 13 weeks ended April 3, 2022 ("Q1 2022"), and the consolidated financial statements as of and for the 52 weeks ended January 2, 2022 ("Fiscal 2021"), 53 weeks ended January 3, 2021 ("Fiscal 2020"), and 52 weeks ended December 29, 2019 ("Fiscal 2019"). The error relates to the correction of the estimation of the historical operating lease liabilities which resulted in the overstatement of historical operating lease liability and assets by $12 million and $5 million, respectively, as of Q1 2022; $11 million and $5 million, respectively, as of Fiscal 2021; $18 million and $13 million, respectively, as of Fiscal 2020; and $17 million and $14 million, respectively as of Fiscal 2019. The correction of this error is presented within operating lease assets and operating lease liabilities in the unaudited condensed consolidated balance sheet as of July 3, 2022 amounting to $5 million and $12 million, respectively. The error also resulted in the overstatement of operating lease expenses, with a cumulative impact of $6 million for the 13 weeks ended April 3, 2022, $6 million for Fiscal 2021, $5 million for Fiscal 2020 and $3 million for Fiscal 2019. The correction of this cumulative error is presented within In-House operating expenses in the unaudited condensed consolidated statement of operations for the 13 weeks and 26 weeks ended July 3, 2022.

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on previously reported net loss or cash flows, and no material impact on financial position.

Revenue Recognition

House Introduction Credits

New members admitted on or after April 4, 2022 are required to purchase House Introduction Credits ("House Introduction Credits") as part of their membership, per the House rules. House Introduction Credits are credits of an equivalent value to cash within Houses and are redeemable against purchases of food and beverage items and bedroom stays at the Houses. House Introduction Credits expire after three months from the date of issuance, where legally permitted in the regions we operate, if not utilized or if the Company terminates a member's House membership. House Introduction Credits are recognized upon issuance as deferred revenue on our unaudited condensed consolidated balance sheets. Revenue from House Introduction Credits are recognized as In-House revenues when redeemed by members, and as breakage revenue within Membership revenues upon expiration or in the period when we are able to reliably estimate expected breakage and further redemption is deemed remote.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the 13 weeks and 26 weeks ended July 3, 2022, the Company incurred a consolidated net loss of $84 million and $144 million, respectively. During the 26 weeks ended July 3, 2022, the Company had positive cash flow from operations of $14 million. As of July 3, 2022, the Company had an accumulated deficit of $1,164 million, cash and cash equivalents of $259 million, and restricted cash of $7 million.

In addition, we have had to temporarily close some of our Houses, hotels and public restaurants, at different times in prior periods due to continued effects of the COVID-19 pandemic, which has and may continue to have an impact on our revenues. At the date of issuance of these unaudited condensed consolidated financial statements, all of our Houses are open (with some limited short-term exceptions unrelated to the COVID-19 pandemic).

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks and 26 weeks ended July 3, 2022, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the continued availability of committed and accessible working capital to the Company.

We have considered the current global economic and political uncertainties, specifically including inflationary pressures on consumables purchased and wages, as well as any further possible impacts from the COVID-19 pandemic and the Company has factored these in when it undertook an assessment of the cash flow forecasts covering a period of at least 12 months from the date these financial statements are issued. Cash flow forecasts have been prepared based on a range of scenarios including, but not limited to, no further debt or equity funding, macro-economic dynamics, possible temporary closures of our properties from any further impact of the COVID-19 pandemic (which impacts the Company’s ability to keep open Houses and maintain a level of operations consistent with pre COVID-19 times), cost reductions, both limited and extensive, and a combination of these different scenarios.

We believe that our projected cash flows and the actions available to management to further control expenditure, as necessary, provide the Company with sufficient working capital (including cash and cash equivalents) to achieve its plans of continued recovery from the impact of the pandemic and mitigating the impacts of inflationary pressures and consumer confidences, subject to the following key factors:

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

• the continued access to Houses in a manner that is compliant with local laws and regulations, including the relaxing of mandatory capacity constraints, as well as anticipated demand;

• the level of in-House sales activity (primarily sales of food and beverage) that, even after opening, may be subject to reduced capacity as a result of any future restrictions;

• the continued high level of membership retention and renewals, together with members continuing their current spending patterns; and

• the implementation of cost containment and reductions measures that are aligned with the anticipated levels of capacity.

Furthermore, available cash as a result of completed financing events, includes the exercising of an option on March 9, 2022 for issued additional notes under the existing senior secured notes for $100 million and available additional liquidity, and access to an undrawn revolving credit facility of £71 million ($86 million) (see Note 11, Debt, for additional information).

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

Based on the above, the unaudited condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks and 26 weeks ended July 3, 2022.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

Comprehensive Loss

The entire balance of accumulated other comprehensive loss, net of income taxes, is related to the cumulative translation adjustment in each of the periods presented.

3.
Consolidated Variable Interest Entities

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”): Soho Restaurants Limited; Ned-Soho House, LLP; Soho Works Limited; and Soho Works North America, LLC.

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

Also, on March 29, 2022, Soho Restaurants also entered into a Trademark Assignment with Chick’n Limited, pursuant to which Soho Restaurants has agreed to transfer the rights to certain intangible assets to Chick’n Limited in exchange for three separate cash payments over a one-year period, commencing on March 29, 2022, totaling £1 million ($2 million), all of which was recognized in gain on sale of property and other, net in the unaudited condensed consolidated statements of operations for the 26 weeks ended July 3, 2022.

Concurrently, on March 29, 2022, Soho Restaurants entered into a royalty-free Product License Agreement with Chick’n Limited, pursuant to which Chick’n Limited has agreed to grant the Company a non-exclusive, royalty-free license to produce and sell certain burgers at certain Soho Restaurant properties for a term of two years. Other than with respect to this limited license, Soho Restaurants has no legal right to the product.

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

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

	As of
(in thousands)	July 3, 2022	January 2, 2022
Cash and cash equivalents	$6,565	$7,187
Accounts receivable	2,548	4,137
Inventories	111	127
Prepaid expenses and other current assets	2,810	5,705
Total current assets	12,034	17,156
Property and equipment, net	79,530	89,753
Operating lease assets	228,031	238,786
Other intangible assets, net	288	160
Other non-current assets	182	205
Total assets	320,065	346,060
Accounts payable	5,567	11,258
Accrued liabilities	13,147	12,303
Indirect and employee taxes payable	360	599
Current portion of debt	—	21,092
Current portion of operating lease liabilities - sites trading more than one year	10,435	10,565
Other current liabilities	2,744	1,972
Total current liabilities	32,253	57,789
Related party loans, net of current portion and imputed interest	23,060	—
Operating lease liabilities, net of current portion - sites trading more than one year	264,962	278,171
Other non-current liabilities	383	872
Total liabilities	320,658	336,832
Net (liabilities) assets	$(593)	$9,228

4.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. There have been no changes in the Company’s equity method investment ownership interests in existing entities and no new equity method investments since January 2, 2022. Under applicable guidance for VIEs, the Company determined that its investments in Soho House Toronto Partnership (“Soho House Toronto”) and the entities comprising 56-60 Redchurch Street, London are VIEs. Soho House Toronto owns and operates a House located in Toronto, while 56-60 Redchurch Street, London provides additional members’ accommodation capacity for Shoreditch House in London.

Toronto Joint Venture

On March 28, 2012, the Company and two unrelated investors (“Toronto Partners”) formed Soho House Toronto to establish and operate a House in Toronto, Canada. The Company is responsible for managing the development and operations of the property with key operating decisions requiring joint approval with the Toronto Partners.

56-60 Redchurch Street, London Joint Venture

On July 6, 2015, the Company and a related party investor (“Raycliff Partner”) formed Raycliff Red LLP (“Club Row Rooms”) to develop and operate a hotel at 58-60 Redchurch Street intended to provide additional members’ accommodation to the nearby Shoreditch House in London. This was later extended to include 56 Redchurch Street under the same terms. The Company is responsible for managing the operations of the property and the Raycliff Partner is responsible for managing the building.

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

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	July 3, 2022	July 4, 2021⁽¹⁾	July 3, 2022	July 4, 2021⁽¹⁾
Revenues	$12,671	$6,407	$21,918	$13,051
Operating income (loss)	5,645	(1,614)	4,824	(3,178)
Net income (loss)(2)	2,866	(1,881)	2,815	(3,178)

(1)
Includes the financial information of Soho House—Cipura (Miami), LLC (“Cipura”), in which the Company owned a 50% interest prior to May 10, 2021. Following the Company’s acquisition of the remaining 50% interest in Cipura, this entity became a consolidated subsidiary of the Company.
(2)
The net income (loss) shown above relates entirely to continuing operations.

	As of
(in thousands)	July 3, 2022	January 2, 2022
Current assets	$25,172	$33,705
Non-current assets	140,168	137,753
Total assets	165,340	171,458
Current liabilities	14,094	13,976
Non-current liabilities	100,155	121,311
Total liabilities	114,249	135,287
Net assets	$51,091	$36,171

The Company’s equity method investees have not yet adopted ASC 842, Leases (“Topic 842”); therefore, the balance sheets of equity method investees do not include operating right-of-use assets and liabilities.

5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across North America, Europe, and Asia. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 2 material finance leases with 25-year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of July 3, 2022, the Company recognized right-of-use assets and lease liabilities for 104 operating leases and 2 finance leases. As of January 2, 2022, the Company recognized right-of-use assets and lease liabilities for 101 operating leases and 2 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

As part of our overall plan to improve liquidity during the COVID-19 pandemic, the Company negotiated with certain lessors to defer or waive certain rent payments on leased buildings. Cash payment deferrals and waivers have been separately recorded in the period arrangements occurred, and therefore, there have been no remeasurements to the lease liabilities and right-of-use assets associated with the sites that received concessions. The Company accounted for the deferrals of lease payments as if there are no changes in the lease contract. Deferred amounts have been recognized in accounts payable and subsequent reversals will occur once the payments are made. As of July 3, 2022 and January 2, 2022, $9 million and $12 million, respectively, is recorded in accounts payable in the unaudited condensed consolidated balance sheets related to deferred lease payments.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

The maturity of the Company’s operating and finance lease liabilities as of July 3, 2022 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2022	$61,776	$2,324
2023	125,385	4,682
2024	128,356	4,683
2025	132,358	4,721
2026	133,574	4,647
Thereafter	1,655,293	180,201
Total undiscounted lease payments	2,236,742	201,258
Present value adjustment	1,070,877	136,516
Total net lease liabilities	$1,165,865	$64,742

As of July 3, 2022 and January 2, 2022, the long-term liabilities for finance leases were $65 million and $73 million, respectively, and are recorded as finance lease liabilities on the unaudited condensed consolidated balance sheets. As of July 3, 2022 and January 2, 2022, finance lease assets, net of accumulated depreciation, were $56 million and $64 million, respectively, and are recorded within property and equipment, net on the unaudited condensed consolidated balance sheets.

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises. Leases that contain market rate rents generally reset every five years.

Straight-line rent expense recognized for operating leases was $31 million and $24 million for the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $65 million and $53 million for the 26 weeks ended July 3, 2022 and July 4, 2021, respectively.

For the 13 weeks ended July 3, 2022 and July 4, 2021, the Company recognized amortization expense related to the right-of-use asset for finance leases of less than $1 million and less than $1 million, respectively, and interest expense related to finance expense related to finance leases of $1 million and $1 million, respectively. For the 26 weeks ended July 3, 2022 and July 4, 2021, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and $1 million, respectively, and interest expense related to finance leases of $2 million and $3 million, respectively.

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

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 26 Weeks Ended
(in thousands)	July 3, 2022	July 4, 2021
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(56,266)	$(22,434)
Interest payments for finance leases	(2,336)	(1,271)
Cash flows from financing activities:
Principal payments for finance leases	$(137)	$(117)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$85,215	$27,094

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

The following summarizes additional information related to operating and finance leases:

	As of
	July 3, 2022	January 2, 2022
Weighted-average remaining lease term
Finance leases	43 years	44 years
Operating leases	17 years	18 years
Weighted-average discount rate
Finance leases	7.00%	7.00%
Operating leases	8.16%	8.06%

As of July 3, 2022, the Company has entered into 13 lease agreements for Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2022, 2023, 2024, and 2025. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2022, 2023, 2024, and 2025 will be $268 million, $386 million, $322 million, and $320 million, respectively, with weighted-average expected lease terms of 22 years, 21 years, 16 years, and 15 years for 2022, 2023, 2024, and 2025, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases under construction, including properties where the SHD team is acting as the construction manager:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments
Remainder of 2022	$1,999
2023	15,288
2024	38,525
2025	56,105
2026	66,854
Thereafter	1,117,215
Total undiscounted lease payments expected to be capitalized	$1,295,986

6.
Revenue Recognition

The Company’s revenues consist primarily of annual membership fees, and initial registration fees paid by members historically; food and beverage, accommodation and spa revenues generated in the Company’s Houses; and revenues that are not generated within the Houses, such as revenues from Scorpios Beach Club, Soho Works sites and our stand-alone restaurants, procurement fees from SHD, Soho Home and Cowshed retail products, and other revenues from products and services that we provide outside of our Houses, as well as management fees from The Ned and The LINE and Saguaro hotels. Disaggregated revenue disclosures by reportable segments for the 13 weeks and 26 weeks ended July 3, 2022 and July 4, 2021 are included in Note 18, Segments.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period ended July 3, 2022.

(in thousands)	Next twelve months from July 3, 2022	Future periods
Membership, registration fees, and House Introduction Credits	$77,593	$24,440
Total future revenues	$77,593	$24,440

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

	As of
(in thousands)	July 3, 2022	January 2, 2022
Contract receivables	$34,633	$19,338
Contract assets	5,987	5,553
Contract liabilities	129,081	113,630

Contract assets consist of accrued unbilled income related to build-out contracts and are recognized in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $24 million and $21 million during the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $43 million and $37 million during the 26 weeks ended July 3, 2022 and July 4, 2021, respectively.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods which are externally sourced. Raw materials and service stock and supplies totaled $9 million and $8 million as of July 3, 2022 and January 2, 2022, respectively. Finished goods totaled $34 million and $22 million as of July 3, 2022 and January 2, 2022, respectively.

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	July 3, 2022	January 2, 2022
Amounts owed by equity method investees	$477	$879
Prepayments and accrued income	40,806	26,037
Contract assets	5,987	5,553
Other receivables	31,722	24,535
Total prepaid expenses and other current assets	$78,992	$57,004

8.
Property and Equipment, Net

Additions totaled $16 million and $22 million during the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $38 million and $37 million during the 26 weeks ended July 3, 2022 and July 4, 2021, respectively, and were primarily related to leasehold improvements and fixtures and fittings for sites under development.

9.
Goodwill

A summary of goodwill for each of the Company’s applicable reportable segments from January 2, 2022 to July 3, 2022 is as follows:

(in thousands)	UK	North America	Europe and ROW	Total
January 2, 2022	$100,665	$47,446	$66,146	$214,257
Foreign currency translation adjustment	(10,683)	—	(5,519)	(16,202)
July 3, 2022	$89,982	$47,446	$60,627	$198,055

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

10.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	July 3, 2022	January 2, 2022
Accrued interest	$1,521	$727
Hotel deposits	12,393	9,246
Trade, capital and other accruals	65,313	53,154
Total accrued liabilities	$79,227	$63,127

11.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	July 3, 2022	January 2, 2022
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$550,094	$447,719
Other loans (see additional description below)	20,670	18,547
	570,764	466,266
Less: Current portion of long-term debt	(11,133)	(6,923)
Total long-term debt, net of current portion	$559,631	$459,343

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	July 3, 2022	January 2, 2022
Term loan, interest at 5.34%, maturing February 2024	$54,457	$54,293
Mezzanine loan, interest at 7.25%, maturing February 2024	61,388	60,829
Total property mortgage loans	$115,845	$115,122

Related party loans, net of current portion and imputed interest, are as follows:

	As of
(in thousands)	July 3, 2022	January 2, 2022
Related party loans, unsecured, 7% interest bearing, maturing September 2023 (see additional description below)	$23,060	$21,092
Related party loans, unsecured, 4% interest bearing, maturing December 2022	423	569
	23,483	21,661
Less: Current portion of related party loans	(423)	(21,661)
Total related party loans, net of current portion	$23,060	$-

The weighted-average interest rate on fixed rate borrowings was 8% as of July 3, 2022 and 8% as of January 2, 2022. There were no outstanding floating rate borrowings as of July 3, 2022 or as of January 2, 2022.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with the United States dollar (“USD”) equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On December 5, 2019, the Company entered into a £55 million ($72 million) floating rate revolving credit facility (the “Revolving Credit Facility”) with a maturity date of January 25, 2022. In April 2020, the Company secured an additional £20 million ($25 million) of liquidity under this facility and extended the maturity until January 2023. On November 15, 2021, the Company amended the Revolving Credit Facility which, among other things,

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

changed the reference rate under the Revolving Credit Facility for borrowings denominated in British pound sterling (“GBP”) from a LIBOR-based rate to a SONIA-based rate and to transition reporting from accounting principles generally accepted in the United Kingdom to US GAAP. On February 11, 2022, the Company amended the Revolving Credit Facility to extend the maturity date to January 25, 2024. During the fiscal year ended January 2, 2022, the Company repaid the entire outstanding balance of the facility with proceeds from the IPO. As of July 3, 2022 and January 2, 2022, £71 million ($86 million) and £71 million ($96 million), respectively, is available to draw under this facility, with £4 million ($5 million) and £4 million ($6 million), respectively, utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of $1 million and $1 million on this facility during the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $2 million and $2 million during the 26 weeks ended July 3, 2022 and July 4, 2021, respectively.

In April 2017, the Company entered into the Permira Senior Facility, which consisted of a £275 million ($345 million) senior secured loan with an interest rate of LIBOR (subject to a floor of 1%) + 8%. A portion of the interest on the Permira Senior Facility was in the form of payment-in-kind interest, with the accrued interest being converted to capital outstanding on the loan at each interest payment date. The Permira Senior Facility was secured on a fixed and floating charge basis over the assets of the Company. In March 2021, the Company repaid in full the balance outstanding under the Permira Senior Facility, consisting of a GBP tranche with an outstanding principal balance, including accrued payment-in-kind interest, of £368 million ($505 million); a USD tranche with an outstanding principal balance, including accrued payment-in-kind interest, of $8 million, and an EUR tranche with an outstanding principal balance, including accrued payment-in-kind interest, of €45 million ($53 million). As a result of the repayment, the Company recognized a loss on extinguishment of debt of $9 million, consisting of prepayment penalties of $4 million and write-offs of unamortized debt issuance costs of $5 million. The loss on extinguishment of debt is reflected in interest expense, net on the unaudited condensed consolidated statements of operations for the 26 weeks ended July 4, 2021. Upon repayment of the facility, the Company also settled accrued payment-in-kind interest totaling $79 million. The Company incurred interest expense of $13 million on the Permira Senior Facility during the 26 weeks ended July 4, 2021.

On April 24, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $22 million. The loan had a January 2023 maturity date and was subject to a 1% interest rate. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and was administered by the US Small Business Administration (the “SBA”). The Company repaid all amounts outstanding under the US government-backed bank loan in March 2021. The Company incurred interest expense of less than $1 million on this loan during the 26 weeks ended July 4, 2021.

On March 31, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company, issued senior secured notes pursuant to a Notes Purchase Agreement, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Company exercised this option on March 9, 2022 for a total of $100 million of Additional Notes and received net proceeds of $99 million. The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes and 2.125% per annum for the Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes and 6.375% per annum for the Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as the Revolving Credit Facility. The Company incurred transaction costs of $13 million ($12 million for the year ended January 2, 2021, plus the additional $1 million incurred for the 26 weeks ended July 3, 2022) related to the Senior Secured Notes. The Company incurred interest expense of $12 million and $10 million on the Senior Secured Notes during the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and of $22 million and $10 million during the 26 weeks ended July 3, 2022 and July 4, 2021, respectively.

The remaining loans consist of the following:

	Currency	Maturity date	Principal balance as of July 3, 2022	Applicable interest rate as of July 3, 2022
Greek Street loan	£	January 2028	$3,757	7.5%
Farmhouse loan	£	July 2022	10,151	7.9%
Compagnie de Phalsbourg credit facility	€	January 2025	5,400	7%
Greek government loan	€	July 2025	1,369	3.1%

Property Mortgage Loans

In February 2019, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 corporate acquisition of Soho Beach House Miami with a new term loan and mezzanine loan. The new term loan of $55 million and mezzanine loan of $62 million are secured on the underlying property and operations of Soho Beach House Miami and are due in February 2024. The loans bear interest at 5.34% and 7.25%, respectively. The Company incurred interest expense of $2 million and $2 million on these facilities during the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $4 million and $4 million during the 26 weeks ended July 3, 2022 and July 4, 2021, respectively.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

Related Party Loans

In 2017, SWL entered into a £40 million term loan facility agreement with two individuals who are related parties of the Company. The SWL loan bears interest at 7% and was initially scheduled to mature at the earliest of: (a) September 29, 2022; (b) the date of disposal of the whole or substantial part of the SWL; (c) the date of sale by the shareholders of the entire issued share capital of SWL to a third party; (d) the date of the admission of SWL to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the two individuals may determine in their sole discretion. On March 11, 2022, this loan was extended and the maturity date is now September 29, 2023. The carrying amount of the term loan was £19 million ($23 million) and £16 million ($21 million) as of July 3, 2022 and January 2, 2022, respectively. The Company incurred interest expense of $1 million and less than $1 million during the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $1 million and less than $1 million during the 26 weeks ended July 3, 2022 and July 4, 2021, respectively.

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

Future Principal Payments

The following table presents future principal payments for the Company’s debt, property mortgage loans, and related party loans as of July 3, 2022:

(in thousands)
Remainder of 2022	$11,195
2023	23,706
2024	117,699
2025	7,511
2026	786
Thereafter	559,691
$720,588

12.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of July 3, 2022 or January 2, 2022.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the debt as of July 3, 2022 and the fair value of the Senior Secured Notes as of January 2, 2022 using a discounted cash flow analysis. The fair value of the property mortgage loans and other non-current debt as of January 2, 2022 is estimated to be equal to the current carrying value of each instrument based on a comparison of each instrument’s contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of July 3, 2022 and January 2, 2022.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2023 and thereafter:

(in thousands)	Carrying Value	Fair Value
July 3, 2022
Senior Secured Notes	$550,094	$563,348
Property mortgage loans	115,845	114,052
Other non-current debt	33,180	32,966
	$699,119	$710,366

(in thousands)	Carrying Value	Fair Value
January 2, 2022
Senior Secured Notes	$447,719	$460,182
Property mortgage loans	115,122	115,122
Other non-current debt	12,260	12,260
	$575,101	$587,564

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

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

In December 2021, the Company granted 506,990 RSUs to certain employees that were scheduled to vest over a month. On January 16, 2022, the vesting schedule of the RSUs was updated from one vesting end date of January 17, 2022 to a graded vesting schedule that vests 25% on each of January 24, January 31, February 7, and February 14, 2022, respectively. The Company accounted for the modification as a Type I modification and no incremental compensation cost was incurred related to the modification. As of July 3, 2022 and January 2, 2022, there were 5,541,919 and 5,840,483 SARs outstanding under the 2020 Plan, respectively. As of both July 3, 2022 and January 2, 2022, there were 781,731 MCG restricted stock awards outstanding under the 2020 Plan.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of nonqualified stock options, SARs, and restricted stock units (“RSUs”), or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available will increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022. As of July 3, 2022, there were 9,484,453 shares available for future awards. The Company did not grant any new awards under the 2021 Plan during the 26 weeks ended July 3, 2022. As of July 3, 2022 and January 2, 2022, there were 2,115,887 and 2,622,877 RSUs outstanding under the 2021 Plan, respectively.

Share-based compensation during the 13 weeks and 26 weeks ended July 3, 2022 and July 4, 2021 was recorded in the unaudited condensed consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
SARs	$2,178	$1,893	$4,211	$3,374
Restricted stock awards (Growth Shares)	648	655	1,303	1,303
RSUs	1,448	—	6,091	—
Employer-related payroll expense(1)	—	—	472	—
Total share-based compensation expense	4,274	2,548	12,077	4,677
Tax benefit for share-based compensation expense	—	—	—	—
Share-based compensation expense, net of tax	$4,274	$2,548	$12,077	$4,677

(1)
Relates to national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the unaudited condensed consolidated statements of cash flows.

As of July 3, 2022, total compensation expense not yet recognized is as follows:

•
With respect to the unvested SARs issued under the 2020 Plan, approximately $8 million, which is expected to be recognized over a weighted average period of 1.26 years;
•
With respect to the unvested restricted stock awards (Growth Shares) issued under the 2020 Plan, approximately $3 million, which is expected to be recognized over a weighted average period of 1.15 years; and
•
With respect to the unvested RSUs issued under the 2021 Plan, approximately $17 million, which is expected to be recognized over a weighted average period of 3.00 years.

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

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

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

The tables below present changes in each class of the Company’s redeemable preferred shares, ordinary shares and common stock, as applicable:

			SHHL Ordinary Shares
	SHHL Redeemable Preferred Shares	SHHL Redeemable C Ordinary Shares	A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares	D Ordinary Shares
As of January 3, 2021	10,000,000	16,435,997	166,575,991	4,469,417	1,710,546	3,326,048	2,850,897
Issuance of SHHL senior convertible preference shares (Note 14)	12,970,766	—	—	—	—	—	—
Issuance of SHHL redeemable C ordinary shares (Note 14)	—	4,751,497	—	—	—	—	—
As of April 4, 2021	22,970,766	21,187,494	166,575,991	4,469,417	1,710,546	3,326,048	2,850,897
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition	—	—	—	—	—	644,828	—
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition	—	—	—	—	—	92,647	—
Purchase of Soho Works North America noncontrolling interests	—	—	—	—	—	3,984,883	—
Purchase of Scorpios noncontrolling interests	—	—	—	—	—	572,410	—
SHHL C2 ordinary shares issued in connection with the LINE and Saguaro Acquisition	—	—	—	—	—	1,900,599	—
As of July 4, 2021	22,970,766	21,187,494	166,575,991	4,469,417	1,710,546	10,521,415	2,850,897

	MCG Common Stock
	Class A Common Stock	Class B Common Stock
As of January 2, 2022	61,029,730	141,500,385
Shares repurchased	(324,972)	—
RSUs vested	506,990	—
As of April 3, 2022	61,211,748	141,500,385
Shares repurchased	(2,254,505)	—
As of July 3, 2022	58,957,243	141,500,385

Stock Repurchase Program

On March 18, 2022, the Company’s board of directors and a relevant sub-committee thereof authorized and approved a stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. Under the stock repurchase program, the Company is authorized to repurchase from time to time shares of its outstanding Class A common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. The stock repurchase program may be suspended, modified or discontinued at any time, in accordance with relevant and applicable regulatory requirements, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company intends to make all repurchases in accordance with applicable federal securities laws, including Rule of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Under the program, the repurchased shares will be returned to the status of authorized, but unissued shares of common

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

stock held in treasury at average cost. During the 13 weeks and 26 weeks ended July 3, 2022, the Company repurchased a total of 2,254,505 and 2,579,477 shares of Class A common stock for $17 million and $20 million, including commissions, respectively.

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

The table below illustrates the reconciliation of the loss and the number of shares used in the calculations of basic and diluted loss per share:

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands except share and per share amounts)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net loss attributable to Membership Collective Group Inc.	$(81,959)	$(55,987)	$(142,438)	$(146,466)
Less: Cumulative SHHL preferred shares undeclared dividends	—	(4,737)	—	(4,737)
Less: Incremental accretion of SHHL preferred shares to redemption value	—	(1,126)	—	(1,126)
Add: Foreign currency remeasurement of SHHL preferred shares	—	908	—	908
Less: Non-cash dividends on the SHHL senior convertible preference shares	—	(4,177)	—	(4,177)
Adjusted net loss attributable to Class A and Class B common stockholders	(81,959)	(65,119)	(142,438)	(155,598)
Weighted average shares outstanding for basic and diluted loss per share for Class A and Class B common stockholders	201,203,671	151,449,262	201,832,289	149,304,984
Basic and diluted loss per share	$(0.41)	$(0.43)	$(0.71)	$(1.04)

The net loss attributable to the Company in calculating basic and diluted loss per share for the 13 weeks and 26 weeks ended July 4, 2021 is adjusted for cumulative undeclared dividends on certain SHHL preferred shares, which were redeemed for cash in July 2021. The loss per share calculations for the 13 weeks and 26 weeks ended July 4, 2021 exclude additional shares that would be issuable to the holders of SHHL redeemable C ordinary shares in the event of a public listing that resulted in the value of the SHHL redeemable C ordinary shares being less than the investor’s initial subscription price, because the impact of including such additional shares would be anti-dilutive. In addition, the loss per share calculations for the 13 weeks and 26 weeks ended July 3, 2022 and July 4, 2021 exclude the impact of unvested SHHL Growth Shares (which were exchanged into restricted stock awards in connection with the IPO) because the inclusion of such shares in diluted loss per share would be anti-dilutive.

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

Commitments and Contingencies

In connection with the closure of Houses across the world beginning on March 14, 2020, the Company in its sole discretion issued membership credits to Soho House members to be redeemed for certain Soho House products and services. Membership credits were issued by the Company as a one-time goodwill gesture deemed to be a marketing offer to Soho House members, and were initially set to expire on December 31, 2020. The liability associated with the membership credits was derecognized based on the usage of credits and the cost of the inventory or services to fulfill the Company’s obligation to its Soho House members and was classified within other current liabilities on the Company’s unaudited condensed consolidated balance sheet. In March 2021, the Company decided in its discretion to extend the expiration date of the membership credits to September 30, 2021. The Company simultaneously adjusted its obligation based on its best estimate of the cost to be incurred. The redemption rate used to estimate the obligation associated with the membership credits was based on the Company’s cumulative experience to-date. The Company recognized marketing expenses of $1 million

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

and $4 million during the 13 weeks and 26 weeks ended July 4, 2021, respectively, which are included within other expense in the unaudited condensed consolidated statements of operations. There were no material marketing expenses recognized during the 26 weeks ended July 3, 2022.

Capital Commitments

As of July 3, 2022, capital expenditure commitments contracted for but not yet incurred total $2 million and are related primarily to site improvement costs for Soho House West Hollywood and Soho House Hong Kong.

Business Interruption and Property Insurance

The Company maintains insurance policies to cover business interruption with terms that management believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions and may not be sufficient to cover all of the losses incurred. The Company did not incur any losses during the 13 weeks and 26 weeks ended July 4, 2021.

In February 2022, there was a fire at Little Beach House Malibu which resulted in full House closure until April 2022. As a result of the fire damage, the Company recorded business interruption insurance proceeds totaling less than $1 million related to the reimbursement of lost profits as a result of the closure. This amount is recorded as business interruption income on the unaudited condensed consolidated statement of operations for the 13 weeks and 26 weeks ended July 3, 2022.

In addition, the Company recognized recoveries totaling less than $1 million in connection with property damage insurance, which reimburses the replacement cost for repair or replacement of damaged assets.

The Company has recognized a receivable in connection with outstanding insurance recoveries, which is included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. Collection of the receivable is deemed to be probable.

17.
Income Taxes

In July 2021, the Company carried out a legal entity restructuring which resulted in the formation of Membership Collective Group Inc., a US domiciled corporation, as the parent entity of the Company. Prior to July 2021, the parent entity of the Company was a UK domiciled entity.

For the 13 weeks and 26 weeks ended July 3, 2022, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet. The Company has generated incremental deferred tax assets relating to tax losses, share-based compensation, and excess interest of $15 million and $25 million based on the results for the 13 weeks and 26 weeks ended July 3, 2022. As a consequence of the IPO, the Company anticipates that tax deductions will be available in certain jurisdictions in connection with share-based compensation and a deferred tax asset has therefore been recognized. Full valuation allowances have been recorded against the incremental deferred tax assets recognized for tax losses, share-based compensation, and excess interest. The level of unrecognized tax benefits has increased by $5 million and $11 million in the 13 weeks and 26 weeks ended July 3, 2022, respectively. There is no impact on the Company’s effective tax rate for the 13 weeks and 26 weeks ended July 3, 2022 as there is a corresponding reduction in the valuation allowance applied for the period.

The effective tax rate for the 13 weeks ended July 3, 2022 was (0.61)%, compared to (0.01)% for the 13 weeks ended July 4, 2021. The effective tax rate for the 26 weeks ended July 3, 2022 was (0.04)% compared to 0.54% for the 26 weeks ended July 4, 2021. The effective tax rate for the 13 weeks and 26 weeks ended July 3, 2022 differs from the US statutory rate of 21% primarily due to a full valuation allowance being recorded against the tax losses and other deferred tax assets generated during the period then ended.

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

The Company has identified the following three reportable segments:

•
UK,
•
North America, and
•
Europe and ROW.

The manner in which the Company’s Chief Operating Decision Maker (“CODM”) assesses information for decision-making purposes changed during the fourth quarter of the fiscal year ended January 2, 2022. SHD, which was previously a separate reportable segment, is no longer a separate operating segment or reportable segment since the CODM does not review discrete financial information for the business. In addition, Soho Restaurants, which was previously not a separate operating or reportable segment, became a separate operating segment since the CODM reviews discrete financial information for the business. The Company restated segment information for the historical periods presented herein to conform to the current

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

presentation. This change in segment presentation does not affect the Company’s unaudited condensed consolidated statements of operations, balance sheets or statements of cash flows.

The Company analyzed the results of the Retail, Soho Works, Soho Restaurants, and Cities Without Houses operating segments and concluded that they did not warrant separate presentation as reportable segments as they do not provide additional useful information to the readers of the financial statements. Therefore, these segments are included as part of an “All Other” category.

The Company manages and assesses the performance of the reportable segments by adjusted EBITDA, which is defined as net income (loss) before depreciation and amortization, interest expense, net, provision (benefit) for income taxes, adjusted to take account of the impact of certain non-cash and other items that the Company does not consider in its evaluation of ongoing operating performance. These other items include, but are not limited to, loss (gain) on sale of property and other, net, share of loss (profit) of equity method investments, foreign exchange, pre-opening expenses, non-cash rent, deferred registration fees, net, deferred revenue from House Introduction Credits, share of equity method investments adjusted EBITDA, share-based compensation expense, and certain other expenses.

The following tables present disaggregated revenue for the 13 weeks and 26 weeks ended July 3, 2022 and July 4, 2021 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

	For the 13 Weeks Ended July 3, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$33,766	$18,465	$7,419	$59,650	$9,015	$68,665
In-House revenues	49,666	41,652	25,039	116,357	—	116,357
Other revenues	19,821	13,943	10,691	44,455	26,964	71,419
Total segment revenue	103,253	74,060	43,149	220,462	35,979	256,441
Elimination of equity accounted revenue	(3,670)	(1,912)	(7,089)	(12,671)	—	(12,671)
Consolidated revenue	$99,583	$72,148	$36,060	$207,791	$35,979	$243,770

	For the 13 Weeks Ended July 4, 2021
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$22,344	$14,423	$5,062	$41,829	$5,044	$46,873
In-House revenues	24,172	17,831	5,248	47,251	—	47,251
Other revenues	9,914	6,356	4,777	21,047	15,315	36,362
Total segment revenue	56,430	38,610	15,087	110,127	20,359	130,486
Elimination of equity accounted revenue	(2,597)	(1,372)	(2,438)	(6,407)	—	(6,407)
Consolidated revenue	$53,833	$37,238	$12,649	$103,720	$20,359	$124,079

	For the 26 Weeks Ended July 3, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$63,058	$35,636	$14,393	$113,087	$16,873	$129,960
In-House revenues	90,733	79,690	36,947	207,370	—	207,370
Other revenues	35,392	26,214	11,339	72,945	47,421	120,366
Total segment revenue	189,183	141,540	62,679	393,402	64,294	457,696
Elimination of equity accounted revenue	(7,107)	(3,716)	(11,095)	(21,918)	—	(21,918)
Consolidated revenue	$182,076	$137,824	$51,584	$371,484	$64,294	$435,778

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

	For the 26 Weeks Ended July 4, 2021
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$43,602	$28,054	$10,147	$81,803	$7,544	$89,347
In-House revenues	38,428	17,891	7,673	63,992	—	63,992
Other revenues	17,901	6,895	4,801	29,597	26,595	56,192
Total segment revenue	99,931	52,840	22,621	175,392	34,139	209,531
Elimination of equity accounted revenue	(7,666)	(1,409)	(3,976)	(13,051)	—	(13,051)
Consolidated revenue	$92,265	$51,431	$18,645	$162,341	$34,139	$196,480

The following tables present the reconciliation of reportable segment adjusted EBITDA to total consolidated segment revenue and the reconciliation of net loss to adjusted EBITDA:

	For the 13 Weeks Ended July 3, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$99,583	$72,148	$36,060	$207,791	$35,979	$243,770
Total segment operating expenses	(84,297)	(59,498)	(32,998)	(176,793)	(35,862)	(212,655)
Share of equity method investments adjusted EBITDA	702	209	1,454	2,365	—	2,365
Reportable segments adjusted EBITDA	15,988	12,859	4,516	33,363	117	33,480
Unallocated corporate overhead						(11,048)
Consolidated adjusted EBITDA						22,432
Depreciation and amortization						(22,688)
Interest expense, net						(18,778)
Income tax expense						(509)
Loss on sale of property and other, net						(122)
Share of profit of equity method investments						1,342
Foreign exchange						(57,176)
Pre-opening expenses						(3,741)
Non-cash rent(1)						2,413
Deferred registration fees, net						507
Share of equity method investments adjusted EBITDA						(2,365)
Share-based compensation expense						(4,274)
Other expenses, net(2)						(596)
Net loss						$(83,555)
(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies—Basis of Presentation.
(2)
Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

	For 13 Weeks Ended July 4, 2021
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$53,833	$37,238	$12,649	$103,720	$20,359	$124,079
Total segment operating expenses	(42,933)	(38,179)	(13,886)	(94,998)	(28,675)	(123,673)
Share of equity method investments adjusted EBITDA	652	98	706	1,456	—	1,456
Reportable segments adjusted EBITDA	11,552	(843)	(531)	10,178	(8,316)	1,862
Unallocated corporate overhead						(11,471)
Consolidated adjusted EBITDA						(9,609)
Depreciation and amortization						(21,905)
Interest expense, net						(17,018)
Income tax expense						(3)
Gain on sale of property and other, net						6,903
Share of loss of equity method investments						(130)
Foreign exchange						(1,055)
Pre-opening expenses						(6,493)
Non-cash rent						4,716
Deferred registration fees, net						(10)
Share of equity method investments adjusted EBITDA						(1,456)
Share-based compensation expense						(2,548)
Other expenses, net(1)						(8,500)
Net loss						$(57,108)

(1) Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

	For the 26 Weeks Ended July 3, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$182,076	$137,824	$51,584	$371,484	$64,294	$435,778
Total segment operating expenses	(147,809)	(111,723)	(53,854)	(313,386)	(69,833)	(383,219)
Share of equity method investments adjusted EBITDA	1,287	392	2,025	3,704	—	3,704
Reportable segments adjusted EBITDA	35,554	26,493	(245)	61,802	(5,539)	56,263
Unallocated corporate overhead						(21,917)
Consolidated adjusted EBITDA						34,346
Depreciation and amortization						(45,519)
Interest expense, net						(34,495)
Income tax expense						(57)
Gain on sale of property and other, net						1,541
Share of profit of equity method investments						1,740
Foreign exchange						(74,250)
Pre-opening expenses						(7,773)
Non-cash rent(1)						(990)
Deferred registration fees, net						(1,882)
Share of equity method investments adjusted EBITDA						(3,704)
Share-based compensation expense						(12,077)
Other expenses, net(2)						(1,061)
Net loss						$(144,181)
(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies—Basis of Presentation.
(2)
Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

	For 26 Weeks Ended July 4, 2021
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$92,265	$51,431	$18,645	$162,341	$34,139	$196,480
Total segment operating expenses	(75,956)	(51,745)	(21,486)	(149,187)	(47,652)	(196,839)
Share of equity method investments adjusted EBITDA	1,558	(16)	785	2,327	—	2,327
Reportable segments adjusted EBITDA	17,867	(330)	(2,056)	15,481	(13,513)	1,968
Unallocated corporate overhead						(18,891)
Consolidated adjusted EBITDA						(16,923)
Depreciation and amortization						(39,750)
Interest expense, net						(46,622)
Income tax benefit						820
Gain on sale of property and other, net						6,903
Share of loss of equity method investments						(826)
Foreign exchange						(15,922)
Pre-opening expenses						(11,318)
Non-cash rent						(5,707)
Deferred registration fees, net						389
Share of equity method investments adjusted EBITDA						(2,327)
Share-based compensation expense						(4,677)
Other expenses, net(1)						(14,185)
Net loss						$(150,145)

(1)
Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net loss	$(83,555)	$(57,108)	$(144,181)	$(150,145)
Depreciation and amortization	22,688	21,905	45,519	39,750
Interest expense, net	18,778	17,018	34,495	46,622
Income tax expense (benefit)	509	3	57	(820)
EBITDA	(41,580)	(18,182)	(64,110)	(64,593)
Loss (gain) on sale of property and other, net	122	(6,903)	(1,541)	(6,903)
Share of (profit) loss of equity method investments	(1,342)	130	(1,740)	826
Foreign exchange(1)	57,176	1,055	74,250	15,922
Pre-opening expenses (2)	3,741	6,493	7,773	11,318
Non-cash rent(1)	(2,413)	(4,716)	990	5,707
Deferred registration fees, net	(507)	10	1,882	(389)
Share of equity method investments adjusted EBITDA	2,365	1,456	3,704	2,327
Share-based compensation expense	4,274	2,548	12,077	4,677
Other expenses, net (3)	596	8,500	1,061	14,185
Adjusted EBITDA	$22,432	$(9,609)	$34,346	$(16,923)

(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.
(2)
The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.
(3)
Represents other items included in operating expenses, which are outside the normal scope of the Company’s ordinary activities or non-cash, including expenses incurred in respect of membership credits of $1 million and $1 million for the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $1 million and $4 million for the 26 weeks ended July 3, 2022 and July 4, 2021. Other expenses, net also include IPO-related costs of $7 million and corporate financing and restructuring costs of $2 million incurred during the 26 weeks ended July 4, 2021.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of July 3, 2022 and January 2, 2022. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	July 3, 2022	January 2, 2022
Long-lived assets by geography
North America	$868,658	$806,617
United Kingdom	511,385	571,716
Europe	250,600	270,657
Asia	51,411	56,583
Total long-lived assets	$1,682,054	$1,705,573

19.
Related Party Transactions

In 2017, SWL entered into a term loan facility agreement with two individuals who are related parties of the Company. For additional information, refer to Note 11, Debt.

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	July 3, 2022	January 2, 2022
Soho House Toronto Partnership	$(1,120)	$(810)
Raycliff Red LLP	(3,486)	(2,952)
Mirador Barcel S.L.	67	450
Little Beach House Barcelona S.L.	(232)	(203)
Mimea XXI S.L.	410	429
	$(4,361)	$(3,086)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the unaudited condensed consolidated balance sheets.

In 2016, SWL, a consolidated VIE, entered into an agreement to lease a property under construction by the landlord with Store Holding Group Ltd, a wholly-owned subsidiary of the noncontrolling interest holders of SWL. The handover of six floors of the leased property occurred on a floor-by-floor basis upon substantial completion of landlord improvements, resulting in multiple lease commencement dates in 2019. Lease commencement for the remaining four floors occurred during 2020 upon substantial completion of landlord improvements. This lease runs for a term of 19 years until July 25, 2039. The operating lease asset and liability associated with this lease are $86 million and $103 million as of July 3, 2022, respectively, and $97 million and $117 million as of January 2, 2022, respectively. Rent expense associated with this lease totaled $2 million and $3 million during the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $5 million and $6 million during the 26 weeks ended July 3, 2022 and July 4, 2021, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC. This lease runs for a term of 20 years until December 31, 2038. The operating lease asset and liability associated with this lease are $17 million and $21 million as of July 3, 2022, respectively, and $11 million and $17 million as of January 2, 2022, respectively. Rent expense associated with this lease totaled $1 million and $1 million for the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $1 million and $2 million during the 26 weeks ended July 3, 2022 and July 4, 2021, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019 for 137 Ludlow Street, New York with Ludlow 137 Holdings LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 22 years until April 20, 2041, with options to extend for three additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $9 million, $15 million, respectively, as of July 3, 2022 and $9 million and $15 million, respectively, as of January 2, 2022. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $1 million and $1 million during the 26 weeks ended July 3, 2022 and July 4, 2021, respectively.

The Company leases the Ludlow property from 139 Ludlow Acquisition LLC, an equity method investee. This is a 25-year lease that commenced May 1, 2016. The operating lease right-of-use asset and liability associated with this lease were $30 million and $33 million, respectively, as of July 3, 2022 and $30 million and $33 million, respectively, as of January 2, 2022. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended July 3, 2022 and July 4, 2021, respectively, and $2 million and $2 million during the 26 weeks ended July 3, 2022 and July 4, 2021, respectively.

The Company leases the Tel Aviv House from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of MCG. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $21 million and $22 million, respectively, as

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 3, 2022 and January 2, 2022 and for the 13 Weeks and 26 Weeks Ended July 3, 2022 and July 4, 2021

of July 3, 2022 and $23 million and $22 million, respectively, as of January 2, 2022. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks and 26 weeks ended July 3, 2022, respectively. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks and 26 weeks ended July 4, 2021, respectively.

The Company leases a property from GHPSI, LLC in order to operate the Le Vallauris restaurant in Palm Springs, California. GHPSI’s ultimate parent entity is GHREP, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on February 2, 2022. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $7 million and $8 million, respectively, as of July 3, 2022. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks and 26 weeks ended July 3, 2022, respectively.

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

The Company received management fees under our hotel management contract for the operation of the LINE and Saguaro hotels from an affiliate of Yucaipa Companies LLC. These fees amounted to $2 million and $4 million for the 13 weeks and 26 weeks ended July 3, 2022, respectively. There were no material fees received for the 13 weeks and 26 weeks ended July 4, 2021 as the contract commenced on June 22, 2021.

Fees from the provision of Soho House Design services were received from affiliates of the Company totaled $4 million and $5 million for the 13 weeks and 26 weeks ended July 3, 2022, respectively. There were no related revenues for the 13 weeks and 26 weeks ended July 4, 2021.
20.
Subsequent Events

Shares repurchased

Since July 3, 2022, the Company has repurchased a total of 1,040,428 shares of Class A common stock for $7 million as a result of the on-going stock repurchase program as described in Note 15, Loss Per Share and Shareholders' Equity.

Shares issued
During July 2022, the Company issued a total of 502,305 shares of Class A common stock as a result of RSU awards vesting.

Shares sold

Since July 3, 2022, the Company has sold a total of 243,437 shares of Class A common stock for proceeds of $2 million on behalf of the RSU award holders. The proceeds from the sale of these shares were used to cover payroll taxes due upon the vesting of RSU awards vested in July 2022.

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

We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 27 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of July 3, 2022, we have approximately 193,400 members (including approximately 142,300 Soho House members) who engage with MCG through our global portfolio of 36 Soho Houses, 9 Soho Works, The Ned in London and New York, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

The demand for our membership is also demonstrated by our large and growing MCG global wait list, which as of July 3, 2022 stands at over 81,500 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

For the 26 weeks ended July 3, 2022, of our $436 million in revenue, $125 million (29%) was attributable to Membership Revenues, $197 million (45%) to In-House Revenues, and $114 million (26%) to Other Revenues. For the 26 weeks ended July 4, 2021, of our $196 million in revenue, $85 million (43%) was attributable to Membership Revenues, $62 million (32%) to In-House Revenues, and $49 million (25%) to Other Revenues.

Membership Revenues are comprised of annual membership fees and one-time legacy initial registration fees paid by members prior to April 4, 2022. From April 4, 2022, new admitted members will be required to purchase House Introduction Credits which will be redeemable against purchases of food and beverage items and bedroom stays at the Houses which will be recorded as In-House Revenues. Any unused amounts will be recognized as Membership Revenues. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation in this Quarterly Report on Form 10-Q for further information on House Introduction Credits.

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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a current US Every House annual membership fee of approximately $4,000 providing access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (25 years old and younger) and “Millennials” (26- to 41-year-olds) constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as Cities Without Houses (“CWH”), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including Nashville (February 2022), and Brighton (March 2022). For the 26 weeks ended July 3, 2022, we have over 5,800 CWH members across 58 cities.

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

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of $130. We offer access to physical spaces, including Soho House bedrooms, and Soho Studios (our new social spaces for Soho Friends and Soho House members) that host curated programs of events and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of July 3, 2022, we had 37,839 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

Soho Home

Soho Home was created as a result of the constant requests from our members to recreate the look and feel of the Houses in their own homes. Soho Home is an interiors and lifestyle retail brand that offers handcrafted furniture, lighting, textiles, tableware and accessories through ecommerce. Over the past few years, we have transformed Soho Home into a high growth retail business, and in October 2020, we launched SOHO HOME+, which is a subscription-based membership platform with 6,839 members as of July 3, 2022, that offers price discounts, free delivery, and expert design advice plus early access to new collections and seasonal sales for an annual price of $95. Starting August 2022, SOHO HOME+ will merge into Soho Friends.

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

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of July 3, 2022, we had 6,442 members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership ranges from $200—$650 per month, depending on membership type.

Scorpios Beach Club

Set in a cove on the southern tip of Mykonos, Scorpios offers a one of a kind beach experience with a well-established globally recognized brand. With a restaurant, terraces and daybeds, and a distinctive wellness offering, Scorpios enriches the lives of its guests who are looking to escape from their daily lives. We believe the Scorpios concept has significant potential to expand into additional locations as a key part of our platform and we expect to open our second site in Tulum, Mexico in 2023.

The Ned

The Ned has created a new space in the heart of the City of London for its members to meet, eat, drink and socialize. The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full service members’ club. The membership offered by The Ned (“Ned’s Club”) is aimed at a broader group of professional people. As of July 3, 2022, Ned’s Club London has just over 2,800 members. Ned Friends was recently launched – a more accessible membership similar to Soho Friends for frequent visitors and customers of The

Ned. In June 2022, we opened The Ned NoMad in New York. Located in the Johnston Building, The Ned NoMad covers 117,000 sq ft and includes a Ned’s Club, Cecconi's restaurant, as well as 167 bedrooms. We plan to open another location, The Ned Doha, in 2022. We receive management fees under our hotel management contract for each of the operations of The Ned.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The hotels that are currently operational are located in Los Angeles, Washington, Austin, Scottsdale and Palm Springs, and among them offer a variety of food and beverage offerings together with approximately 1,470 hotel rooms. A further hotel is under development in San Francisco and is scheduled to open this fiscal year. We receive management fees under our hotel management contract for the operation of these hotels. We believe the transaction will broaden our geographic reach in North America.

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

Reportable Segments

Our operations consist of three reportable segments (United Kingdom, North America, and Europe and Rest of the World (“ROW”)) and one non-reportable segment that we present as “All Other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and stand-alone restaurants. Refer to Note 18—Segments in this Quarterly Report on Form 10-Q for more information on reportable segments.

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

MEMBERSHIP REVENUES. Membership Revenues are comprised of House Membership Revenues (as defined below) and Non-House Membership Revenues (as defined below). House Membership Revenues and Non-House Membership Revenues are each comprised primarily of annual membership fees and one-time legacy registration fees which are amortized over 20 years. The one-time registration fee is no longer applicable to new members admitted from April 4, 2022, see House Introduction Credits below. Membership Revenues are a function of the number of members, membership mix, and membership pricing. For GAAP, we report Membership Revenues only from Houses and sites in which we own a controlling interest. Our membership pricing varies by geographic segment and membership offering and, as such, our mix of House and Soho Works club openings can affect our revenue growth and profitability over time. Prices are generally higher in North America and the ROW compared with the UK and Europe. Membership Revenues provide a stable and recurring source of revenues which have few direct costs and, as such, is a reliable and predictable source of cash flow.

HOUSE INTRODUCTION CREDITS. New members admitted from April 4, 2022 are required to purchase House Introduction Credits as part of their membership, per the House rules. House Introduction Credits are credits of an equivalent value to cash within Houses and are redeemable against purchases of food and beverage items, and bedroom stays, at the Houses. House Introduction Credits expire after the first three months from the date of issuance, where legally permitted in the regions we operate, if not utilized or if the Company terminates a member’s House membership. House Introduction Credits are recognized upon issuance as deferred revenue on our unaudited condensed consolidated balance sheets. Revenue from House Introduction Credits are recognized as In-House revenues when redeemed by members, and as breakage revenue within Membership revenues upon expiration or in the period that we are able to reliably estimate expected breakage. House Introduction Credits expire three months from the date of issue.

HOUSE MEMBERSHIP REVENUES. House Membership Revenues are comprised primarily of annual membership fees and one-time legacy registration fees from Soho House members which are amortized over 20 years. The one-time registration fee is no longer applicable to new members admitted from April 4, 2022, see House Introduction Credits above.

IN-HOUSE REVENUES. In-House Revenues refer to all revenues realized within our Houses, and primarily includes revenues from food and beverage, accommodation, and spa products and treatments.

HOUSE REVENUES. House Revenues is defined as House Membership Revenues plus In-House Revenues, less Non-House Membership Revenues. Our management views House Membership Revenues and In-House Revenues as interrelated and their aggregation as important in tracking House performance. Although there is no minimum spend for any member on In-House offerings, nevertheless in practice most members consume food and beverage, accommodations and other offerings at our Houses. The pricing of our In-House offerings is reflective of the fact that the significant majority of In-House offerings that generate In-House revenues are consumed by members who also pay a membership fee in relation to that House, with pricing of such In-House offerings being identical for both members and non-members.

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

KEY PERFORMANCE AND OPERATING METRICS

	As of
	July 3, 2022	July 4, 2021
	(Unaudited)
Number of Soho Houses	36	30
North America	13	11
United Kingdom	12	11
Europe/ROW	11	8
Number of Soho House Members	142,250	111,910
North America	53,879	42,296
United Kingdom	54,764	45,277
Europe/ROW	27,755	19,750
All Other	5,852	4,587
Number of Other Members	51,120	15,930
North America	13,421	3,268
United Kingdom	32,013	12,012
Europe/ROW	5,686	650
Number of Active App Users	150,259	94,678

	For the 13 Weeks Ended		For the 13 Weeks Ended		For the 26 Weeks Ended		For the 26 Weeks Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	Actuals		Constant Currency(1)		Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)				(Unaudited, dollar amounts in thousands, except percentages)
Operating loss	$(65,488)	$(46,860)	$(65,488)	$(41,694)	$(112,910)	$(110,420)	$(112,910)	$(102,218)
Operating loss margin	(27)%	(38)%	(27)%	(38)%	(26)%	(56)%	(26)%	(56)%
House-Level Contribution	36,632	16,743	36,632	14,897	66,378	26,866	66,378	24,870
House-Level Contribution Margin	22%	19%	22%	19%	22%	19%	22%	19%
Other Contribution	12,707	(3,779)	12,707	(3,362)	17,341	(15,503)	17,341	(14,351)
Other Contribution Margin	17%	(10)%	17%	(10)%	14%	(29)%	14%	(29)%
Adjusted EBITDA	15,385	(12,556)	15,385	(11,172)	17,578	(35,348)	17,578	(32,722)
Percentage of total revenues	6%	(10)%	6%	(10)%	4%	(18)%	4%	(18)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 weeks ended July 3, 2022 and July 4, 2021

The following table summarizes our results of operations for the 13 weeks ended July 3, 2022 and July 4, 2021 (in thousands, except percentages):

	For the 13 Weeks Ended
	July 3, 2022	July 4, 2021		July 4, 2021 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$65,889	$44,863	47%	$39,917	65%
In-House revenues	109,685	45,793	n/m	40,745	n/m
Other revenues	68,196	33,423	n/m	29,738	n/m
Total revenues	243,770	124,079	96%	110,400	n/m
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(131,673)	(70,430)	(87)%	(62,666)	n/m
Other operating expenses (exclusive of depreciation and amortization)	(62,758)	(40,685)	(54)%	(36,200)	(73)%
General and administrative expenses	(26,647)	(19,500)	(37)%	(17,350)	(54)%
Pre-opening expenses	(3,741)	(6,493)	42%	(5,777)	35%
Depreciation and amortization	(22,688)	(21,905)	(4)%	(19,490)	(16)%
Share-based compensation	(4,274)	(2,548)	(68)%	(2,267)	(89)%
Foreign exchange loss, net	(57,176)	(1,055)	n/m	(939)	n/m
Other	(301)	(8,323)	96%	(7,405)	96%
Total operating expenses	(309,258)	(170,939)	(81)%	(152,094)	n/m
Operating loss	(65,488)	(46,860)	(40)%	(41,694)	(57)%
Other (expense) income
Interest expense, net	(18,778)	(17,018)	(10)%	(15,142)	(24)%
(Loss) gain on sale of property and other, net	(122)	6,903	n/m	6,142	n/m
Share of income (loss) of equity method investments	1,342	(130)	n/m	(116)	n/m
Total other expense, net	(17,558)	(10,245)	(71)%	(9,116)	(93)%
Loss before income taxes	(83,046)	(57,105)	(45)%	(50,810)	(63)%
Income tax expense	(509)	(3)	n/m	(3)	n/m
Net loss	(83,555)	(57,108)	(46)%	(50,813)	(64)%
Net loss attributable to noncontrolling interest	1,596	1,121	42%	997	60%
Net loss attributable to Membership Collective Group Inc.	$(81,959)	$(55,987)	(46)%	$(49,816)	(65)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$243,770	$124,079	96%	n/m
North America	99,583	$53,833	85%	85%
United Kingdom	72,148	$37,238	94%	n/m
Europe/RoW	36,060	$12,649	n/m	n/m
All Other	35,979	$20,359	77%	99%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$65,889	$44,863	47%	65%
North America	32,310	21,365	51%	51%
United Kingdom	18,465	14,423	28%	44%
Europe/RoW	6,099	4,032	51%	70%
All Other	9,015	5,043	79%	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 47% to $65,889 for the 13 weeks ended July 3, 2022. This increase was predominantly driven by an additional approximately 32,600 Adult Paying Soho House members at the end of the second quarter of fiscal 2022 versus the comparative period driven by new House openings, intakes at existing Houses and the unfreeze of members following the reduction in COVID-19 restrictions versus second quarter fiscal 2021. Additionally, the Soho House membership fee was increased by 10-13% at the start of fiscal 2022. This increase will impact new members on the date they join and existing members on their renewal date, and will not have had a significant material impact at the end of second quarter fiscal 2022.

There was also an increase in Non-House Membership revenues, following the increase in the number of Soho Friends, Soho Works and HOME+ members, with approximately 35,000 additional members in these categories in comparison to the end of the second quarter of fiscal 2021.

Our United Kingdom segment saw an increase in Membership revenues of $4,042, or 28% (44% constant currency), due to the opening of 180 House, London, in April 2021 and Brighton Beach House in March 2022, as well as membership intakes across all existing Houses, which resulted in an increase in Adult paying members of over 10,800 versus second quarter of fiscal 2021.

North America segment saw an increase in revenues of $10,945, or 51% (51% constant currency), due to an increase of over 13,500 Adult paying members during the second quarter of fiscal 2022 versus second quarter 2021, helped by the opening of Soho House Austin in May 2021, Soho House Nashville in February 2022 and the opening of Holloway House, West Hollywood in May 2022.

The Europe/ROW segment saw an increase in Membership revenues of $2,067, or 51% (70% constant currency), due to an increase of over 6,300 Adult paying members, predominantly from the opening of three new Houses after second quarter 2021: Tel Aviv (August 2021), Paris (September 2021) and Rome (October 2021).

Membership revenues reported under All Other above saw an increase predominantly driven by growth in CWH Adult Paying members as well as over 3,300 additional Soho Works paying members and 28,400 Soho Friends members in comparison to the second quarter of fiscal 2021.

In constant currency, Membership revenues would have increased by $25,971, or 65%.

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$109,685	$45,793	n/m	n/m
North America	48,765	24,147	n/m	n/m
United Kingdom	41,652	17,831	n/m	n/m
Europe/RoW	19,268	3,815	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $109,685 for the 13 weeks ended July 3, 2022, an increase of $63,892 versus the comparative period in 2021. The increase was predominantly driven by Houses being back at full trading capacity in comparison to second quarter fiscal 2021 where a number of sites were still impacted by local social distancing restrictions. Revenues were further increased due to new Soho Houses opening in the second half of fiscal 2021 and then first half of fiscal 2022 and well as selective price increases across our food and beverage offerings.

North America In-House revenues increased significantly versus second quarter fiscal 2021, predominantly due to the reduction in social distancing measures across states, where some had only been operating at 50% capacity in second quarter 2021. The increase was further boosted by the opening of Soho House Nashville and Holloway House, West Hollywood in February 2022 and May 2022, respectively.

In-House revenues in the United Kingdom segment saw a significant increase year on year due to removal of COVID-19 related social distancing restrictions and increase in operating capacity present in fiscal 2021, as well as additional revenues from Brighton Beach House which opened in March 2022.

Europe/RoW In-House revenues segment saw a large increase year on year following reduced social distancing restrictions in Berlin and Amsterdam in comparison to second quarter fiscal 2021, as well as revenues from three additional Houses that opened in the second half of fiscal 2021.

In constant currency, In-House Revenues would have increased by $68,941.

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$68,196	$33,423	n/m	n/m
North America	18,510	8,322	n/m	n/m
United Kingdom	12,031	4,985	n/m	n/m
Europe/RoW	10,691	4,801	n/m	n/m
All Other	26,964	15,315	76%	98%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $68,196 for the 13 weeks ended July 3, 2022, compared to $33,423 for the 13 weeks ended July 4, 2021, an increase of $34,773. The increase is predominantly driven by increased sales volumes at our public restaurants in North America and the United Kingdom, as well as at Scorpios, Mykonos in second quarter of fiscal 2022 following fewer COVID-19 related restrictions and increased footfall, in comparison to second quarter fiscal 2021.

The increase in Other revenues in the North America segment in second quarter of fiscal 2022 is predominantly driven by a reduction in social distancing measures in comparison to second quarter of fiscal 2021, as well as the agreement to manage and operate the Le Vallauris restaurant, Palm Springs in the first quarter of fiscal 2022, which has also contributed to the increase in Other revenues.

Similarly, the increase in Other revenues in the United Kingdom segment are predominantly driven by increased footfall at our restaurants following the reduction in social distancing restrictions versus second quarter 2021, coupled with selective price increases across our food and beverage offerings, as well as a stronger average daily rate at the two London townhouses.

The Europe/RoW Other revenues segment has increased compared to second quarter fiscal 2021 due to Scorpios Beach Club, which opened for the season on May 8, 2022, operating with less restrictions versus last year as well as opening two weeks earlier, meaning increased revenue year on year.

Other revenues reported under All Other above have increased due to increased revenues from our Soho Home offering which increased 105% vs the second quarter of fiscal 2021, and improved management fees from The Ned following the reduction of COVID-19 restrictions in UK, in contrast to second quarter 2021 when the UK indoor dining was prohibited until May 17, 2021.

In constant currency, Other Revenues have increased by $38,457.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(131,673)	$(70,430)	(87)%	n/m
Percentage of total House revenues	(78)%	(81)%
Operating loss	$(65,488)	$(46,860)	(40)%	(57)%
Operating loss margin	(27)%	(38)%
House-Level Contribution	$36,632	$16,743	n/m	n/m
House-Level Contribution Margin	22%	19%	3%
House-Level Contribution by segment:
North America	$23,126	$11,116	n/m	n/m
United Kingdom	11,180	1,655	n/m	n/m
Europe/RoW	845	(1,382)	n/m	n/m
All Other	1,481	5,354	(72)%	(69)%
House-Level Contribution Margin by segment:
North America	29%	24%
United Kingdom	19%	5%
Europe/RoW	3%	(18)%
All Other	58%	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $131,673 for the 13 weeks ended July 3, 2022, an increase of $61,243. The increase is primarily a result of fewer capacity restrictions in second quarter 2022 in comparison to second quarter 2021, where the majority of Houses were operating at reduced capacity, and the associated increase in volumes. The increase year on year is also driven by six additional Houses opened since second quarter 2021 offset by an out-of-period adjustment correcting an error with respect to the estimation of the operating lease liability identified during the 13 week period ended July 3, 2022 but relating to the 13 week period ended April 3, 2022 and fiscal years 2022, 2020 and 2019. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.

In constant currency, In-House Operating Expenses would have increased by $69,007.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $36,632 for the 13 weeks ended July 3, 2022, compared to $16,743 for the 13 weeks ended July 4, 2021, an increase of $19,889. The increase in House-Level Contribution partly relates to the impact of COVID-19 related restrictions in second quarter 2021 and the return of trading volumes in second quarter 2022, as well as increased Soho House membership revenues and higher pricing.

House-Level Contribution Margin was 22% for the 13 weeks ended July 3, 2022, increased by 3% from the prior period due to increased membership revenues and higher trading in the quarter compared to the prior period.

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(62,758)	$(40,685)	(54)%	(73)%
Percentage of total other revenues	(83)%	n/m
Operating loss	$(65,488)	$(46,860)	(40)%	(57)%
Operating loss margin	(27)%	(38)%
Other Contribution	$12,707	$(3,779)	n/m	n/m
Other Contribution Margin	17%	(10)%	27%
Other Contribution by segment:
North America	$2,298	$2,093	10%	10%
United Kingdom	3,481	(1,270)	n/m	n/m
Europe/RoW	3,170	1,514	n/m	n/m
All Other	3,758	(6,116)	n/m	n/m
Other Contribution Margin by segment:
North America	12%	25%
United Kingdom	28%	(25)%
Europe/RoW	29%	32%
All Other	11%	(33)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $62,758 for the 13 weeks ended July 3, 2022, compared with $40,685 for the 13 weeks ended July 4, 2021, an increase of $22,073, or 54%. This increase is primarily driven by reduced COVID-19 related trading restrictions in second quarter 2022 compared to second quarter 2021, thus resulting in higher trading volumes, additional expenses in relation to the Le Vallauris restaurants as well as the Coachella event in April 2022. In constant currency, Other Operating Expenses would have increased $26,558, or 73%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $12,707 for the 13 weeks ended July 3, 2022, compared to a loss of $3,779 for the comparative period, an increase of $16,486. This was predominantly driven by higher Non-House Membership Revenues, increased contribution from public restaurants following removal of COVID-19 related trading restrictions and a stronger performance year on year from Scorpios, Mykonos which opened earlier versus the second quarter fiscal 2021.

The improvement in Other Contribution in the North America segment was driven by the strong performance of North America restaurants, and the benefit from the agreement to manage and operate the Le Vallauris restaurant, Palm Springs.

Other Contribution Margin was 17% for the 13 weeks ended July 3, 2022, an increase of 27% compared to the prior period driven by margin improvement at Scorpios, Mykonos as well increased Non-House Membership Revenue following an additional approximately 35,000 members year on year.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$26,647	$19,500	37%	54%
Percentage of total revenues	11%	16%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $26,647 for the 13 weeks ended July 3, 2022, compared with $19,500 for the 13 weeks ended July 4, 2021, an increase of $7,147, or 37%. The increase year on year was primarily driven by increased headcount at support offices as a result of removal of many COVID-19 restrictions across the various regions and the associated increase in business activity, coupled with additional headcount to support the Soho House expansion in the last 12 months and to support our public company compliance requirements in comparison to the 13 weeks ended July 3, 2022.

In constant currency, General and Administrative Expenses would have an increase of $9,297, or 54%.

Pre-Opening Expenses

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$3,741	$6,493	(42)%	(35)%
Percentage of total revenues	2%	5%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-Opening expenses were $3,741 for the 13 weeks ended July 3, 2022, driven by the opening of Holloway House during the quarter as well as costs for House openings later in fiscal 2022. This is a decrease of 42% compared with the 13 weeks ended July 4, 2021, driven by better cost control and fewer Houses opened in the quarter compared to second quarter fiscal 2021. In constant currency, Pre-Opening expenses would have decreased by 35%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$22,688	$21,905	4%	16%
Percentage of total revenues	9%	18%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization was $22,688 for the 13 weeks ended July 3, 2022, an increase of $783, or 4%, from the 13 weeks ended July 4, 2021. This increase was primarily driven by amortization of capitalized IT development costs, as well as depreciation associated with six new Soho Houses that have opened since second quarter fiscal 2021, including Soho House Nashville and Holloway House, West Hollywood, which both opened in fiscal 2022. In constant currency, depreciation and amortization expenses would have increased by $3,198, or 16%.

Other Expenses

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$4,274	$2,548	68%	89%
Percentage of total revenues	2%	2%
Foreign exchange loss, net	$57,176	$1,055	n/m	n/m
Percentage of total revenues	23%	1%
Other	$301	$8,323	(96)%	(96)%
Percentage of total revenues	n/m	7%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense increased by $1,726 to $4,274 for the 13 weeks ended July 3, 2022, primarily driven by the grant of Restricted Stock Units on July 19, 2021 (IPO completion) and hence were not vesting in the 13 weeks ended July 4, 2021. In both periods presented the pre-fiscal 2021 awards (Share Appreciation Rights and Growth Shares) continued to vest.

Foreign exchange loss, net, which is unrealized and non-cash in nature, increased by $56,121 to $57,176 for the 13 weeks ended July 3, 2022, primarily driven by foreign exchange revaluation of our borrowings. The significant increase is a function of the relative volatility, period on period, of foreign exchange markets and the impact that this has had, most notably, on the revaluation of dollar borrowings held by non-dollar Group undertakings. Whilst the majority of our external borrowings are denominated in dollars, the foreign exchange impact primarily reflects the revaluation of our non-dollar denominated intra-group debt where we have lent dollars to non-dollar operating companies outside of the United States as well as our dollar denominated external borrowing held in non-dollar companies in our Group.

When we consolidate our non- United States companies and present a dollar view of the MCG Group, this intra-group debt is revalued from local currencies (pounds, euros etc.) to dollars and it is this non-cash revaluation that causes us to have this foreign exchange volatility.

Other expenses decreased by $8,022 to $301 for the 13 weeks ended July 3, 2022, primarily driven by non-recurring IPO related expenses of $6 million and the non-cash member credit expense of $1 million in the prior period as a result of the pandemic related closures.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$18,778	$17,018	10%	24%
Percentage of total revenues	8%	14%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $18,778 for the 13 weeks ended July 3, 2022, an increase of $1,760, or 10%, on the comparative period in 2021. This increase is primarily due to the incremental interest expense incurred following issuance of $100 million of additional notes in March 2022 under the Goldman Sachs Senior Secured Note facility. This was not in existence during the 13 week period ended July 4, 2021. In constant currency, net interest would have increased by $3,636, or 24%.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$15,385	$(12,556)	n/m	n/m
Percentage of total revenues	6%	(10)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $15,385 for the 13 weeks ended July 3, 2022, in comparison to a loss of $(12,556) for the 13 weeks ended July 4, 2021, an increase of $27,941. The increase is driven by increased operations following the removal of COVID-19 related restrictions in comparison to the 13 weeks ended July 4, 2021 as well as increased membership revenues from both Soho House and Non-House members. These increases were partially offset by an increases in General and administrative expenses year on year. In constant currency, Adjusted EBITDA would have increased by $26,557 compared to the comparative period in fiscal 2021.

Comparison of the 26 weeks ended July 3, 2022 and July 4, 2021

The following table summarizes our results of operations for the 26 weeks ended July 3, 2022 and July 4, 2021 (in thousands, except percentages):

	For the 26 Weeks Ended
	July 3, 2022	July 4, 2021		July 4, 2021 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$124,662	$85,356	46%	$79,014	58%
In-House revenues	197,440	62,052	n/m	57,442	n/m
Other revenues	113,676	49,072	n/m	45,426	n/m
Total revenues	435,778	196,480	n/m	181,882	n/m
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(241,668)	(116,239)	n/m	(107,603)	n/m
Other operating expenses (exclusive of depreciation and amortization)	(110,391)	(68,878)	(60)%	(63,761)	(73)%
General and administrative expenses	(55,933)	(36,005)	(55)%	(33,330)	(68)%
Pre-opening expenses	(7,773)	(11,318)	31%	(10,477)	26%
Depreciation and amortization	(45,519)	(39,750)	(15)%	(36,797)	(24)%
Share-based compensation	(12,077)	(4,677)	n/m	(4,330)	n/m
Foreign exchange loss, net	(74,250)	(15,922)	n/m	(14,739)	n/m
Other	(1,077)	(14,111)	92%	(13,063)	92%
Total operating expenses	(548,688)	(306,900)	(79)%	(284,100)	(93)%
Operating loss	(112,910)	(110,420)	(2)%	(102,218)	(10)%
Other (expense) income
Interest expense, net	(34,495)	(46,622)	26%	(43,158)	20%
Gain on sale of property and other, net	1,541	6,903	(78)%	6,390	(76)%
Share of loss of equity method investments	1,740	(826)	n/m	(765)	n/m
Total other expense, net	(31,214)	(40,545)	23%	(37,533)	17%
Loss before income taxes	(144,124)	(150,965)	5%	(139,751)	(3)%
Income tax (expense) benefit	(57)	820	n/m	759	n/m
Net loss	(144,181)	(150,145)	4%	(138,992)	(4)%
Net loss attributable to noncontrolling interest	1,743	3,679	(53)%	3,406	(49)%
Net loss attributable to Membership Collective Group Inc.	$(142,438)	$(146,466)	3%	$(135,586)	(5)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$435,778	$196,480	n/m	n/m
North America	182,076	92,265	97%	97%
United Kingdom	137,824	51,431	n/m	n/m
Europe/ROW	51,584	18,645	n/m	n/m
All Other	64,294	34,139	88%	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$124,662	$85,356	46%	58%
North America	60,326	41,672	45%	45%
United Kingdom	35,636	28,054	27%	37%
Europe/ROW	11,827	8,086	46%	58%
All Other	16,873	7,544	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 46% (58% constant currency) to $124,662 for the 26 weeks ended July 3, 2022. This increase was predominantly driven by an additional approximately 32,600 Adult Paying Soho House members at the end of the first half of fiscal 2022 versus the comparative period driven by new members as well as the unfreezing of existing memberships as COVID-19 restrictions lifted in the second half of fiscal 2021. Additionally Soho House Every House membership fees were increased in February 2022 and again in April 2022, impacting all new members at the time of initial membership and existing members on renewal, which further increased membership revenue year on year.

There was also an increase in Non-House Membership revenues, following the increase in the number of Soho Friends, Soho Works and SOHO HOME+ members, with approximately 35,000 additional members in comparison to the end of the first half of fiscal 2021.

Our United Kingdom segment saw an increase in Membership revenues of $7,582, or 27% (37% constant currency), due to the opening of 180 House, London, in April 2021 and Brighton Beach House in March 2022, as well as membership intakes and unfreezing memberships across all existing Houses following the lifting of COVID-19 restrictions, meaning an increase in Adult paying members versus half of fiscal 2021.

North America segment saw an increase in revenues of $18,654, or 45% (45% constant currency), due to an increase in Adult paying members during the first half of fiscal 2022 versus first half 2021, including the opening of Soho House Austin in May 2021, Nashville in February 2022 and Holloway House, West Hollywood. in May 2022 as well as increased intakes in existing Houses versus the first half of fiscal 2021 where intakes were limited due to COVID-19 restrictions.

The Europe/ROW segment saw an increase in Membership revenues of $3,741, or 46% (58% constant currency), due to an increase in Adult paying members, predominantly from the opening of three new Houses after first half of fiscal 2021; Tel Aviv (August 2021), Paris (September 2021) and Rome (October 2021).

Membership revenue reported under All Other above saw an increase predominantly driven by growth in CWH Adult Paying members as well as over 3,300 additional Soho Works paying members and approximately 28,400 additional Soho Friends members in comparison to the first half of fiscal 2021.

In constant currency, Membership revenues would have increased by $45,647, or 58%.

In-House Revenues

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$197,440	$62,052	n/m	n/m
North America	89,334	38,403	n/m	n/m
United Kingdom	79,690	17,891	n/m	n/m
Europe/ROW	28,416	5,758	n/m	n/m

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $197,440 for the 26 weeks ended July 3, 2022, an increase of $135,388 versus the comparative period in 2021. The increase was predominantly driven by an easing of social distancing restrictions as a number of our Houses were either not open in first half of fiscal 2021 or operating at reduced capacity, such as outdoor dining only in our North America and London Houses. Revenues were further increased due to new Soho Houses opening in 2021 and in first half 2022, as well as select price increases across our In-House offering.

In constant currency, In-House Revenues would have increased by $139,998.

Other Revenues

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$113,676	$49,072	n/m	n/m
North America	32,418	12,190	n/m	n/m
United Kingdom	22,498	5,486	n/m	n/m
Europe/ROW	11,339	4,801	n/m	n/m
All Other	47,421	26,595	78%	93%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $113,676 for the 26 weeks ended July 3, 2022, compared to $49,072 for the 26 weeks ended July 4, 2021, an increase of $64,604. The increase is predominantly driven by increased trading in first half of fiscal 2022 following fewer COVID-19 related restrictions in comparison to first half of fiscal 2021.

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

The Europe/RoW Other revenues segment has increased compared to first half fiscal 2021 due to Scorpios Beach Club, which benefited from less restrictions versus last year as well as opening for the season two weeks earlier than in fiscal 2021, meaning increased revenue year on year.

In constant currency, Other Revenues have an increased by $68,251.

In-House Operating Expenses and House-Level Contribution

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(241,668)	$(116,239)	n/m	n/m
Percentage of total House revenues	(78)%	(81)%
Operating loss	$(112,910)	$(110,420)	(2)%	(10)%
Operating loss margin	(26)%	(56)%
House-Level Contribution	$66,378	$26,866	n/m	n/m
House-Level Contribution Margin	22%	19%	3%
House-Level Contribution by segment:
North America	$43,500	$17,694	n/m	n/m
United Kingdom	23,133	6,062	n/m	n/m
Europe/ROW	(2,812)	(3,297)	15%	8%
All Other	2,557	6,407	(60)%	(57)%
House-Level Contribution Margin by segment:
North America	29%	22%
United Kingdom	20%	13%
Europe/ROW	(7)%	(24)%
All Other	60%	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $241,668 for the 26 weeks ended July 3, 2022, an increase of $125,429. The increase is a result of six new Houses and fewer capacity restrictions in comparison to first half 2021, where the majority of Houses were shut or operating at reduced capacity, and the associated increase in volumes. Additionally, we also received fewer COVID-19 related government support grants to retain workers than in the first half of fiscal 2021. The increase in In-House Operating Expenses was offset by an out-of-period adjustment correcting an error with respect to the estimation of the operating lease liability identified during the 13 week period ended July 3, 2022 but relating to the 13 week period ended April 3, 2022 and fiscal years 2022, 2020 and 2019. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.

In the first half of 2022, as a result of the continued impact from the COVID-19 pandemic, governmental agencies in the European Union provided grants primarily to retain on payroll workers that would have otherwise been terminated and were instead furloughed in accordance with the rules of the applicable national scheme. Such government grants, which under their terms meant that the furloughed employees were prohibited by law from providing the Company with services but kept on payroll rather than being terminated to claim unemployment benefits, totaled $0.7 million in first half of 2022, and are presented as a reduction of payroll expenses within In-House Operating Expenses. Under the rules of the schemes, we applied to the relevant government agency and recovered the costs of furloughed employees. The net payroll expense within In-House Operating Expenses therefore only reflects the costs incurred from staff that were not furloughed and hence provided revenue generating services. In constant currency, In-House Operating Expenses would have increased by $134,065.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $66,378 for the 26 weeks ended July 3, 2022, compared to $26,866 for the 26 weeks ended July 4, 2021, an increase of $39,512. The increase in House-Level Contribution partly relates to the impact of COVID-19 related restrictions in first half 2021 and the return of trading volumes in first half 2022, as well as increased Soho House membership revenues. This increase is partially offset by the opening of six additional Houses versus first half of fiscal 2021, with Houses tending to have negative contribution in their first year as the House matures.

House-Level Contribution Margin was 22% for the 26 weeks ended July 3, 2022, increased by 3% from the prior period due to increased membership revenues and higher trading in the 26 weeks ended July 4, 2021 compared to the prior period, partially offset by the dilutive impact of six new Houses and Houses in Europe / RoW that were still impacted by COVID restrictions.

Other Operating Expenses and Other Contribution

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(110,391)	$(68,878)	(60)%	(73)%
Percentage of total other revenues	(86)%	n/m
Operating loss	$(112,910)	$(110,420)	(2)%	(10)%
Operating loss margin	(26)%	(56)%
Other Contribution	$17,341	$(15,503)	n/m	n/m
Other Contribution Margin	14%	(29)%	43%	(72)%
Other Contribution by segment:
North America	$5,605	$2,719	n/m	n/m
United Kingdom	5,686	(3,427)	n/m	n/m
Europe/ROW	3,242	825	n/m	n/m
All Other	2,808	(15,620)	n/m	n/m
Other Contribution Margin by segment:
North America	17%	22%
United Kingdom	24%	(34)%
Europe/ROW	28%	17%
All Other	5%	(51)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $110,391 for the 26 weeks ended July 3, 2022, compared with $68,878 for the 26 weeks ended July 4, 2021, an increase of $41,513, or 60%. This increase is primarily driven by reduced COVID-19 related trading restrictions in first half of fiscal 2022 compared to first half of fiscal 2021, thus resulting in higher trading volumes. In constant currency, Other Operating Expenses would have increased $46,630, or 73%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $17,341 for the 26 weeks ended July 3, 2022, compared to a loss of $15,503 for the comparative period, an increase of $32,844. This was predominantly driven by higher Non-House Membership Revenues and increased contribution from public restaurants and Scorpios Beach Club, Mykonos following removal of COVID-19 related trading restrictions.

Other Contribution reported under All Other above has increased significantly year on year due to better performance of Soho Restaurants, following removal of COVID-19 restrictions in UK, as well as improved profitability of our IHDB business year on year.

Other Contribution Margin was 14% for the 26 weeks ended July 3, 2022, an increase of 43% compared to the prior period, predominantly driven by removal of trading restrictions.

General and Administrative Expenses

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$55,933	$36,005	55%	68%
Percentage of total revenues	13%	18%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $55,933 for the 26 weeks ended July 3, 2022, compared with $36,005 for the 26 weeks ended July 4, 2021, an increase of $19,928, or 55%. The increase was primarily driven by the increase in headcount at support offices as a result of increase in business activity following removal of COVID restrictions, additional headcount to support expansion and wage increases for existing staff from February 2022 onwards. In addition to this, there was a decrease in government support received in the 26 weeks ended July 3, 2022 in comparison to the prior period.

In constant currency, General and Administrative Expenses would have an increase of $22,603, or 68%.

Pre-Opening Expenses

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$7,773	$11,318	(31)%	(26)%
Percentage of total revenues	2%	6%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-Opening expenses were $7,773 for the 26 weeks ended July 3, 2022, driven by the opening of three Soho Houses during the first half of fiscal 2022. The reduction in comparison to $11,318 for the 26 weeks ended July 4, 2021, is predominantly driven by better cost control and timing of new House openings. In constant currency, Pre-Opening expenses would have decreased by 26%.

Depreciation and Amortization

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$45,519	$39,750	15%	24%
Percentage of total revenues	10%	20%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization was $45,519 for the 26 weeks ended July 3, 2022, an increase of $5,769, or 15%, from the 26 weeks ended July 4, 2021. This increase was primarily driven by amortization of capitalized IT development costs, as well as depreciation associated with six new Soho Houses that opened in since first half of fiscal 2021. In constant currency, depreciation and amortization expenses would have increased by $8,722, or 24%.

Other Expenses

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$12,077	$4,677	n/m	n/m
Percentage of total revenues	3%	2%
Foreign exchange loss, net	$74,250	$15,922	n/m	n/m
Percentage of total revenues	17%	8%
Other	$1,077	$14,111	(92)%	(92)%
Percentage of total revenues	n/m	7%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense increased by $7,400 to $12,077 for the 26 weeks ended July 3, 2022, primarily driven by the grant of Restricted Stock Units in the third and fourth quarter of fiscal 2021, in addition to the impact of the continued vesting of pre-fiscal 2021 awards (Share Appreciation Rights and Growth Shares) which continued to vest in both periods presented.

Foreign exchange loss, net, which is unrealized and non-cash in nature, increased by $58,328 to $74,250 for the 26 weeks ended July 3, 2022, primarily driven by foreign exchange revaluation of our borrowings, which have increased since the preceding period. Increased foreign exchange volatility during the period has also contributed to this increase most notably on our dollar borrowings held by non-dollar Group undertakings. Whilst the majority of our external borrowings are denominated in dollars, the foreign exchange impact primarily reflects the revaluation of our non-dollar denominated intra-group debt where we have lent dollars to non-dollar operating companies outside of the United States as well as our dollar denominated external borrowing held in non-dollar companies in our Group.

Other expenses decreased by $13,034 to $1,077 for the 26 weeks ended July 3, 2022, primarily driven by non-cash member credit expense of $4 million in the prior period as a result of the pandemic related closures in the prior period and costs incurred associated with our Goldman Sachs refinancing in March 2021 and July 2021 IPO of $8 million. In the current period, the expense primarily relates to member credits and, because of comparatively fewer closures and operating restrictions, the associated expense is smaller. There were no refinancing or IPO related costs.

Interest Expense, Net

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$34,495	$46,622	(26)%	(20)%
Percentage of total revenues	8%	24%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $34,495 for the 26 weeks ended July 3, 2022, a decrease of $12,127, or 26%, on the comparative period in 2021. This decrease is primarily due to the one off $9 million loss on extinguishment of the Permira Senior Facility in the 13 weeks ended April 4, 2021, offset by the incremental interest expense incurred following issuance of $100 million of additional notes in March 2022 under the Goldman Sachs Senior Secured Note facility. In constant currency, net interest would have decreased by $8,663, or 20%.

Adjusted EBITDA

	For the 26 Weeks Ended		Percent Change
	July 3, 2022	July 4, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$17,578	$(35,348)	n/m	n/m
Percentage of total revenues	4%	(18)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $17,578 for the 26 weeks ended July 3, 2022, in comparison to a loss of $35,348 for the 26 weeks ended July 4, 2021, an increase of $52,926. The increase is driven by increased operations following the removal of COVID-19 related restrictions in comparison to the 26 weeks ended July 4, 2021 as well as increased membership revenues from both Soho House and Non-House members driven by both price increase for Soho House membership as well as an increase in the number of both House and Non-House member versus first half of fiscal 2021. This increase was partially offset by increased General and administrative costs in contrast to first half of fiscal 2021. In constant currency, Adjusted EBITDA would have increased by $50,300 compared to the comparative period in fiscal 2021.

Non-GAAP Financial Measures

For the 13 weeks ended July 3, 2022 and July 4, 2021

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	July 3, 2022 Actuals	July 4, 2021 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(83,555)	$(57,108)	(46)%	(64)%
Depreciation and amortization	22,688	21,905	4%	16%
Interest expense, net	18,778	17,018	10%	24%
Income tax expense	509	3	n/m	n/m
EBITDA	(41,580)	(18,182)	n/m	n/m
Loss (gain) on sale of property and other, net	122	(6,903)	n/m	n/m
Share of (profit) loss of equity method investments	(1,342)	130	n/m	n/m
Foreign exchange⁽²⁾	57,176	1,055	n/m	n/m
Share of equity method investments adjusted EBITDA	2,365	1,456	62%	83%
Share-based compensation expense⁽²⁾	4,274	2,548	68%	89%
Membership credits expense⁽³⁾	555	1,404	(60)%	(56)%
COVID-19 related rebate⁽⁴⁾	—	(272)	n/m	n/m
Corporate financing and restructuring costs⁽⁵⁾	—	6,208	n/m	n/m
Out of period operating lease liability adjustment(6)	(6,185)	—	n/m	n/m
Adjusted EBITDA	$15,385	$(12,556)	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended July 3, 2022 and July 4, 2021—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
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
(5)
Our Corporate financing and restructuring costs vary significantly each year and period presented based on financing and restructuring being undertaken. Such costs do not relate to normal, recurring, cash operating expenses. In the second quarter of 2021, these costs consisted of IPO-related costs of $6 million.
(6)
Represents an out-of-period adjustment correcting an error with respect to the estimation of the operating lease liability identified during the 13 week period ended July 3, 2022 but relating to the 13 week period ended April 3, 2022 and fiscal years 2022, 2020 and 2019. There is no material impact from the correction of this error to previously reported periods. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 13 Weeks Ended
	July 3, 2022	July 4, 2021	Change %	July 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(65,488)	$(46,860)	(40)%	$(41,694)	(57)%
General and administrative	26,647	19,500	37%	17,350	54%
Pre-opening expenses	3,741	6,493	(42)%	5,777	(35)%
Depreciation and amortization	22,688	21,905	4%	19,490	16%
Share-based compensation	4,274	2,548	68%	2,267	89%
Foreign exchange loss, net	57,176	1,055	n/m	939	n/m
Other	301	8,323	(96)%	7,405	(96)%
Non-House membership revenues	(7,269)	(3,483)	n/m	(3,099)	n/m
Other revenues	(68,196)	(33,423)	n/m	(29,738)	n/m
Other operating expenses	62,758	40,685	54%	36,200	73%
House-Level Contribution	$36,632	$16,743	n/m	$14,897	n/m
Operating loss margin	(27)%	(38)%		(38)%
House-Level Contribution Margin	22%	19%		19%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	13 Weeks Ended
	July 3, 2022	July 4, 2021	Change %	July 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$65,889	$44,863	47%	$39,917	65%
Less: Non-House membership revenues	(7,269)	(3,483)	n/m	(3,099)	n/m
Add: in-House revenues	109,685	45,793	n/m	40,745	n/m
Total House revenues	168,305	87,173	93%	77,563	n/m
Less: in-House operating expenses	131,673	70,430	87%	62,666	n/m
House-Level Contribution	$36,632	$16,743	n/m	$14,897	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	13 Weeks Ended
	July 3, 2022	July 4, 2021	Change %	July 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(65,488)	$(46,860)	(40)%	$(41,694)	(57)%
General and administrative	26,647	19,500	37%	17,350	54%
Pre-opening expenses	3,741	6,493	(42)%	5,777	(35)%
Depreciation and amortization	22,688	21,905	4%	19,490	16%
Share-based compensation	4,274	2,548	68%	2,267	89%
Foreign exchange loss, net	57,176	1,055	n/m	939	n/m
Other	301	8,323	(96)%	7,405	(96)%
House membership revenues	(58,620)	(41,380)	42%	(36,818)	(59)%
In-House revenues	(109,685)	(45,793)	n/m	(40,745)	n/m
In-House operating expenses	131,673	70,430	87%	62,666	n/m
Total Other Contribution	$12,707	$(3,779)	n/m	$(3,363)	n/m
Operating loss margin	(27)%	(38)%		(38)%
Other Contribution Margin	17%	(10)%		(10)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	13 Weeks Ended
	July 3, 2022	July 4, 2021	Change %	July 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$7,269	$3,483	n/m	$3,099	n/m
Add: other revenues	68,196	33,423	n/m	29,738	n/m
Less: other operating expenses	62,758	40,685	54%	36,200	73%
Other Contribution	$12,707	$(3,779)	n/m	$(3,363)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

For the 26 weeks ended July 3, 2022 and July 4, 2021

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the 26 Weeks Ended		Percent Change
	July 3, 2022 Actuals	July 4, 2021 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(144,181)	$(150,145)	4%	(4)%
Depreciation and amortization	45,519	39,750	15%	24%
Interest expense, net	34,495	46,622	(26)%	(20)%
Income tax expense (benefit)	57	(820)	n/m	n/m
EBITDA	(64,110)	(64,593)	1%	(7)%
Gain on sale of property and other, net	(1,541)	(6,903)	78%	76%
Share of (profit) loss of equity method investments	(1,740)	826	n/m	n/m
Foreign exchange⁽²⁾	74,250	15,922	n/m	n/m
Share of equity method investments adjusted EBITDA	3,704	2,327	59%	72%
Share-based compensation expense⁽²⁾	12,077	4,677	n/m	n/m
Membership credits expense⁽³⁾	1,260	4,154	(70)%	(67)%
COVID-19 related rebate⁽⁴⁾	—	(241)	n/m	n/m
Corporate financing and restructuring costs⁽⁵⁾	—	8,483	n/m	n/m
Out of period operating lease liability adjustment(6)	(6,322)	—	n/m	n/m
Adjusted EBITDA	$17,578	$(35,348)	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 26 Weeks Ended July 3, 2022 and July 4, 2021—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
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
(5)
Our Corporate financing and restructuring costs vary significantly each year and period presented based on financing and restructuring being undertaken. Such costs do not relate to normal, recurring, cash operating expenses. In the first half of 2021, these costs consisted of certain items relating to acquiring shareholdings of joint ventures and non-controlling interests of $250 not held by the Company and refinancing fees and IPO-related costs totaling $8,233.
(6)
Represents an out-of-period adjustment correcting an error with respect to the estimation of the operating lease liability identified during the 26 week period ended July 3, 2022 but relating to fiscal years 2022, 2020 and 2019. There is no material impact from the correction of this error to previously reported periods. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 26 Weeks Ended
	July 3, 2022	July 4, 2021	Change %	July 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(112,910)	$(110,420)	(2)%	$(102,218)	(10)%
General and administrative	55,933	36,005	55%	33,330	68%
Pre-opening expenses	7,773	11,318	(31)%	10,477	(26)%
Depreciation and amortization	45,519	39,750	15%	36,797	24%
Share-based compensation	12,077	4,677	n/m	4,330	n/m
Foreign exchange loss, net	74,250	15,922	n/m	14,739	n/m
Other	1,077	14,111	(92)%	13,063	(92)%
Non-House membership revenues	(14,056)	(4,303)	n/m	(3,983)	n/m
Other revenues	(113,676)	(49,072)	n/m	(45,426)	n/m
Other operating expenses	110,391	68,878	60%	63,761	73%
House-Level Contribution	$66,378	$26,866	n/m	$24,870	n/m
Operating loss margin	(26)%	(56)%		(56)%
House-Level Contribution Margin	22%	19%		19%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	July 3, 2022	July 4, 2021	Change %	July 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$124,662	$85,356	46%	$79,014	58%
Less: Non-House membership revenues	(14,056)	(4,303)	n/m	(3,983)	n/m
Add: In-House revenues	197,440	62,052	n/m	57,442	n/m
Total House revenues	308,046	143,105	n/m	132,473	n/m
Less: in-House operating expenses	241,668	116,239	n/m	107,603	n/m
House-Level Contribution	$66,378	$26,866	n/m	$24,870	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	July 3, 2022	July 4, 2021	Change %	July 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(112,910)	$(110,420)	(2)%	$(102,218)	(10)%
General and administrative	55,933	36,005	55%	33,330	68%
Pre-opening expenses	7,773	11,318	(31)%	10,477	(26)%
Depreciation and amortization	45,519	39,750	15%	36,797	24%
Share-based compensation	12,077	4,677	n/m	4,330	n/m
Foreign exchange loss, net	74,250	15,922	n/m	14,739	n/m
Other	1,077	14,111	(92)%	13,063	(92)%
House membership revenues	(110,606)	(81,053)	(36)%	(75,031)	(47)%
In-House revenues	(197,440)	(62,052)	n/m	(57,442)	n/m
In-House operating expenses	241,668	116,239	n/m	107,603	n/m
Total Other Contribution	$17,341	$(15,503)	n/m	$(14,352)	n/m
Operating loss margin	(26)%	(56)%		(56)%
Other Contribution Margin	14%	(29)%		(29)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	July 3, 2022	July 4, 2021	Change %	July 4, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$14,056	$4,303	n/m	$3,983	n/m
Add: other revenues	113,676	49,072	n/m	45,426	n/m
Less: other operating expenses	110,391	68,878	60%	63,761	73%
Other Contribution	$17,341	$(15,503)	n/m	$(14,352)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of July 3, 2022, we maintained a Cash and cash equivalents balance of $259 million and a Restricted cash balance of $7 million.

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

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 26 Weeks Ended
	July 3, 2022	July 4, 2021
	(Unaudited, dollar amounts in thousands)
Net cash generated (used in) by
Net cash provided by (used in) operating activities	$13,661	$(94,220)
Net cash used in investing activities	(44,246)	(50,028)
Net cash provided by financing activities	84,589	140,983
Effect of exchange rates on cash and cash equivalents	(8,340)	242
Net increase (decrease) in cash and cash equivalents	$45,664	$(3,023)

Net Cash Used in Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 26 weeks ended July 3, 2022, we had a $13,661 inflow of cash from operating activities, which includes a net loss of $144,181, depreciation and amortization of $45,519, and a favorable net working capital change of $10,506.

For the 26 weeks ended July 4, 2021, we had a $94,220 outflow of cash from operating activities, which includes a net loss of $150,145, depreciation and amortization of $39,750, and a favorable net working capital change of $68,494.

Net Cash Used in Investing Activities

The primary cash inflows from investing activities include the cash acquired as a result of acquisitions. The primary cash outflows from investing activities include the purchase of property and equipment, intangibles and the acquisition of noncontrolling interests.

For the 26 weeks ended July 3, 2022, we had a $44,246 outflow of cash from investing activities, primarily due to purchases of property and equipment of $33,799 and purchases of intangible assets of $11,112.

For the 26 weeks ended July 4, 2021, we had a $50,028 outflow of cash from investing activities, primarily due to purchases of property and equipment of $36,941.

Net Cash Provided by Financing Activities

The primary cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include principal payments on borrowings and payments to settle redeemable preferred shares.

For the 26 weeks ended July 3, 2022, we had a $84,589 inflow of cash from financing activities, primarily due to the proceeds from borrowings, net of debt issuance costs of $1 million, of $99 million related to the Goldman Sachs Senior Secured Note Purchase Agreement. Refer to Note 11 - Debt in this Quarterly Report on Form 10-Q for additional information.

For the 26 weeks ended July 4, 2021, we had a $140,983 inflow of cash from financing activities, primarily due to repayment of borrowings of $508,386, offset with the receipt of proceeds of new borrowings of $456,635 and a further $161,574 and $47,000 in proceeds from the issuance of preferred shares and redeemable C ordinary shares, respectively. The preferred shares and redeemable C ordinary shares were subsequently converted in to shares of Class A common stock as part of our IPO in July 2021.

Cash Requirements from Contractual and Other Obligations

As of July 3, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

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

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $6 million lower and approximately $6 million higher, respectively, and Net Loss would have been approximately $4 million lower and approximately $4 million higher, respectively, for the 13 weeks ended July 3, 2022.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $2 million lower and approximately $2 million higher, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 13 weeks ended July 3, 2022.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $21 million lower and approximately $23 million higher, respectively, and Net Loss would have been approximately $13 million lower and approximately $14 million higher, respectively, for the 26 weeks ended July 3, 2022.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $5 million lower and approximately $4 million higher, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 26 weeks ended July 3, 2022.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of July 3, 2022, we had $259 million in cash and cash equivalents on the balance sheet to meet our funding needs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of July 3, 2022 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 26 weeks ended July 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s ongoing conflict with Ukraine

Russia’s invasion of Ukraine has negatively affected the global economy. Financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., United Kingdom and European Union, as well as potential retaliatory actions by Russia, could also have a negative impact on the global economy. Although the Company does not operate in Russia or Ukraine, the broader consequences of this conflict, including rising energy prices and shortages of and increased costs for food, goods and services and transportation or further escalation in adjacent areas could have negative downstream effects on our business and operations. Further expansion or escalation of military confrontations or related geopolitical tensions, including increased restrictions on global trade, could result in, among other things, lower travel demand, cyberattacks, terrorist activities, supply disruptions, workforce volatility and changes to foreign currency exchange rates and constraints, volatility or disruption in financial markets including increases in interest rates, any of which may adversely affect the global economy and our business. In addition, the effects of the ongoing conflict could intensify or otherwise affect many of our other risk factors that are included in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, filed with the SEC on March 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On July 19, 2021, we completed the IPO of our Class A of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-257206). We sold 30,567,918 shares of Class A common stock (which included 567,918 shares that were offered and sold pursuant to the partial exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $14.00 per share. Including the option exercise, The Company received aggregate net proceeds of $388 million after deducting underwriting discounts and other offering costs. The underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, BofA Securities, Inc., HSBC Securities (USA) Inc., Citigroup Global Markets Inc., William Blair & Company, L.L.C and Loop Capital Markets LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates except for a fee payable to our sponsor, an affiliate of Yucaipa Companies LLC, of $9 million pursuant to a fee letter arrangement with the Company dated July 19, 2021.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the 13 weeks ended July 3, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 4, 2022 through May 1, 2022	718,683	$7.71	718,683	$42
May 2, 2022 through May 29, 2022	873,150	$7.44	873,150	$35
May 30, 2022 through July 3, 2022	662,672	$7.38	662,672	$30
Total	2,254,505		2,254,505

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

Membership Collective Group Inc.

Date: August 17, 2022	By:	/s/ Nick Jones
Nick Jones
Chief Executive Officer

Date: August 17, 2022	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer