Form 10-Q
period 2022-10-02
Membership Collective Group Inc.
filed 2022-11-16
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2022

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

As of November 14, 2022, the registrant had 197,581,922 shares outstanding, comprised of 56,081,537 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $.01 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets as of October 2, 2022 and January 2, 2022	2
	Unaudited Condensed Consolidated Statements of Operations for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021	4
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021	5
	Unaudited Condensed Consolidated Statements of Changes in Redeemable Shares and Shareholders' Deficit for the 13 weeks and 39 weeks ended October 3, 2021	6
	Unaudited Condensed Consolidated Statements of Changes Shareholders’ (Deficit) Equity for the 13 weeks and 39 weeks ended October 2, 2022	7
	Unaudited Condensed Statements of Cash Flows for the 39 weeks ended October 2, 2022 and October 3, 2021	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	61
PART II.	OTHER INFORMATION	62
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	63
Signatures		65

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Membership Collective Group Inc.

Condensed Consolidated Balance Sheets

As of October 2, 2022 (Unaudited) and January 2, 2022

	As of
(in thousands, except for par value and share data)	October 2, 2022	January 2, 2022
Assets
Current assets
Cash and cash equivalents	$227,896	$212,833
Restricted cash	7,205	7,829
Accounts receivable, net	32,285	19,338
Inventories	37,445	29,697
Prepaid expenses and other current assets	81,113	57,004
Total current assets	385,944	326,701
Property and equipment, net	627,046	684,961
Operating lease assets	1,016,262	996,991
Goodwill	187,417	214,257
Other intangible assets, net	121,700	132,158
Equity method investments	20,870	23,621
Deferred tax assets	460	446
Other non-current assets	5,392	2,348
Total non-current assets	1,979,147	2,054,782
Total assets	$2,365,091	$2,381,483
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$69,893	$71,497
Accrued liabilities	65,896	63,127
Current portion of deferred revenue	90,673	76,866
Indirect and employee taxes payable	33,467	25,289
Current portion of debt, net of debt issuance costs	897	6,923
Current portion of related party loans	21,663	21,661
Current portion of operating lease liabilities—sites trading less than one year	3,057	842
Current portion of operating lease liabilities—sites trading more than one year	32,725	34,513
Other current liabilities	37,286	29,045
Total current liabilities	355,557	329,763
Debt, net of current portion and debt issuance costs	559,169	459,343
Property mortgage loans, net of debt issuance costs	116,012	115,122
Operating lease liabilities, net of current portion - sites trading less than one year	197,983	174,469
Operating lease liabilities, net of current portion - sites trading more than one year	940,364	941,861
Finance lease liabilities	70,742	72,582
Financing obligation	76,123	75,802
Deferred revenue, net of current portion	26,787	27,518
Deferred tax liabilities	2,546	1,856
Other non-current liabilities	236	975
Total non-current liabilities	1,989,962	1,869,528
Total liabilities	2,345,519	2,199,291
Commitments and contingencies (Note 16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Balance Sheets

As of October 2, 2022 (Unaudited) and January 2, 2022

	As of
(in thousands, except for par value and share data)	October 2, 2022	January 2, 2022
Shareholders’ equity
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 62,039,025 shares issued and 57,097,465 outstanding as of October 2, 2022 and 61,029,730 issued and outstanding as of January 2, 2022; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of October 2, 2022 and January 2, 2022	2,025	2,025
Additional paid-in capital	1,205,756	1,189,044
Accumulated deficit	(1,255,938)	(1,021,832)
Accumulated other comprehensive income	97,819	6,897
Treasury stock, at cost; 4,941,560 shares as of October 2, 2022	(34,802)	—
Total shareholders’ equity attributable to Membership Collective Group Inc.	14,860	176,134
Noncontrolling interest	4,712	6,058
Total shareholders’ equity	19,572	182,192
Total liabilities and shareholders’ equity	$2,365,091	$2,381,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands except for per share data)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Revenues
Membership revenues	$71,023	$51,162	$195,685	$136,518
In-House revenues	108,488	66,859	305,928	128,911
Other revenues	86,535	61,538	200,211	110,610
Total revenues	266,046	179,559	701,824	376,039
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $14,700 and $13,701 for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and of $42,551 and $40,391 for the 39 weeks ended October 2, 2022 and October 3, 2021)	(139,212)	(89,340)	(380,880)	(205,579)
Other operating expenses (exclusive of depreciation and amortization of $12,271 and $3,605 for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and of $29,939 and $16,665 for the 39 weeks ended October 2, 2022 and October 3, 2021)	(74,482)	(54,379)	(184,873)	(123,257)
General and administrative expenses	(30,807)	(24,369)	(86,740)	(60,374)
Pre-opening expenses	(2,555)	(4,672)	(10,328)	(15,990)
Depreciation and amortization	(26,971)	(21,500)	(72,490)	(61,250)
Share-based compensation	(7,778)	(15,281)	(19,855)	(19,958)
Foreign exchange loss, net	(53,910)	(14,599)	(128,160)	(30,521)
Other	(912)	(8,863)	(1,989)	(22,974)
Total operating expenses	(336,627)	(233,003)	(885,315)	(539,903)
Operating loss	(70,581)	(53,444)	(183,491)	(163,864)
Other (expense) income
Interest expense, net	(18,453)	(20,827)	(52,948)	(67,449)
(Loss) Gain on sale of property and other, net	(12)	(31)	1,529	6,872
Share of income of equity method investments	686	949	2,426	123
Total other expense, net	(17,779)	(19,909)	(48,993)	(60,454)
Loss before income taxes	(88,360)	(73,353)	(232,484)	(224,318)
Income tax expense	(3,013)	(2,868)	(3,070)	(2,048)
Net loss	(91,373)	(76,221)	(235,554)	(226,366)
Net (income) loss attributable to noncontrolling interests	(295)	(806)	1,448	2,873
Net loss attributable to Membership Collective Group Inc.	$(91,668)	$(77,027)	$(234,106)	$(223,493)
Net loss per share attributable to Class A and Class B common stock
Basic and diluted (Note 15)	$(0.46)	$(0.72)	$(1.16)	$(1.73)
Weighted average shares outstanding:
Basic and diluted (Note 15)	199,391	194,016	201,021	164,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net loss	$(91,373)	$(76,221)	$(235,554)	$(226,366)
Other comprehensive income
Foreign currency translation adjustment	41,346	12,325	89,911	26,924
Comprehensive loss	(50,027)	(63,896)	(145,643)	(199,442)
(Income) loss attributable to noncontrolling interest	(295)	(806)	1,448	2,873
Foreign currency translation adjustment attributable to noncontrolling interest	591	123	1,011	8
Total comprehensive loss attributable to Membership Collective Group Inc.	$(49,731)	$(64,579)	$(143,184)	$(196,561)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Changes in Redeemable Shares and Shareholders’ (Deficit) / Equity (Unaudited)

For the 13 weeks and 39 weeks ended October 3, 2021

(in thousands except for share data)	Soho House Holdings Limited Redeemable Preferred Shares	Soho House Holdings Limited Redeemable C Ordinary Shares	Soho House Holdings Limited Ordinary Shares	Membership Collective Group Inc. Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Deficit Attributable to Soho House Holdings Limited	Noncontrolling Interest	Total Shareholders’ Deficit
As of January 3, 2021	$14,700	$160,405	$265,181	$—	$72,755	$(757,103)	$(13,257)	$(432,424)	$58,431	$(373,993)
Net loss	—	—	—	—	—	(90,479)	—	(90,479)	(2,558)	(93,037)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(19)	(19)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	644	644
Issuance of SHHL senior convertible preference shares (Note 14)	175,000	—	—	—	—	—	—	—	—	—
Senior convertible preference shares issuance costs	(13,426)	—	—	—	—	—	—	—	—	—
Proceeds from issuance of SHHL redeemable C ordinary shares (Note 14)	—	47,000	—	—	—	—	—	—	—	—
Share-based compensation (Note 13)	—	—	—	—	2,129	—	—	2,129	—	2,129
Net change in cumulative translation adjustment	—	—	—	—	—	—	15,965	15,965	44	16,009
As of April 4, 2021	$176,274	$207,405	$265,181	$-	$74,884	$(847,582)	$2,708	$(504,809)	$56,542	$(448,267)
Net loss	—	—	—	—	—	(55,987)	—	(55,987)	(1,121)	(57,108)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(114)	(114)
Non-cash dividends on senior convertible preference shares	4,177	—	—	—	(4,177)	—	—	(4,177)	—	(4,177)
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition	—	—	905	—	7,795	—	—	8,700	—	8,700
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition	—	—	130	—	1,120	—	—	1,250	—	1,250
Purchase of Soho Works North America noncontrolling interests	—	—	5,596	—	26,945	—	—	32,541	(32,541)	—
Purchase of Scorpios noncontrolling interests	—	—	809	—	6,876	—	—	7,685	(16,338)	(8,653)
SHHL C2 ordinary shares issued in connection with the LINE and Saguaro Acquisition	—	—	2,644	—	23,001	—	—	25,645	—	25,645
Accretion of redeemable preferred shares to redemption value, net of foreign currency remeasurement gain	4,955	—	—	—	(5,863)	908	—	(4,955)	—	(4,955)
Share-based compensation, net of tax	—	—	—	—	2,548	—	—	2,548	—	2,548
Net change in cumulative translation adjustment	—	—	—	—	—	—	(1,481)	(1,481)	71	(1,410)
As of July 4, 2021	$185,406	$207,405	$275,265	$-	$133,129	$(902,661)	$1,227	$(493,040)	$6,499	$(486,541)
Net loss	—	—	—	—	—	(77,027)	—	(77,027)	806	(76,221)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(240)	(240)
Non-cash dividends on senior convertible preference shares	158	—	—	—	(158)	—	—	(158)	—	(158)
Effect of the Reorganization Transactions (Note 1)	—	(207,405)	(275,265)	1,564	481,106	—	—	207,405	—	207,405
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	306	387,232	—	—	387,538	—	387,538
Conversion of senior convertible preference shares into Class A common stock (Note 1)	(165,907)	—	—	155	165,752	—	—	165,907	—	165,907
Foreign currency remeasurement loss on redeemable preferred shares	242	—	—	—	—	(242)	—	(242)	—	(242)
Redemption of the May 2016 preferred shares	(19,899)	—	—	—	—	—	—	—	—	—
Share-based compensation, net of tax	—	—	—	—	15,281	—	—	15,281	—	15,281
Net change in cumulative translation adjustment	—	—	—	—	—	—	12,448	12,448	(123)	12,325
As of October 3, 2021	$-	$-	$-	$2,025	$1,182,342	$(979,930)	$13,675	$218,112	$6,942	$225,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the 13 weeks and 39 weeks ended October 2, 2022

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity Attributable to Membership Collective Group Inc.	Noncontrolling Interest	Total Shareholders’ Equity

As of January 2, 2022	$2,025	$1,189,044	$(1,021,832)	$6,897	$—	$176,134	$6,058	$182,192
Net loss	—	—	(60,479)	—	—	(60,479)	(147)	(60,626)
Purchase of noncontrolling interests in connection with the Soho Restaurants Acquisition (Note 3)	—	(1,884)	—	—	—	(1,884)	1,884	—
Shares repurchased (Note 15)	—	—	—	—	(2,611)	(2,611)	—	(2,611)
Non-cash share-based compensation (Note 13)	—	7,331	—	—	—	7,331	—	7,331
Net change in cumulative translation adjustment	—	—	—	11,210	—	11,210	(79)	11,131
As of April 3, 2022	$2,025	$1,194,491	$(1,082,311)	$18,107	$(2,611)	$129,701	$7,716	$137,417
Net loss	—	—	(81,959)	—	—	(81,959)	(1,596)	(83,555)
Distributions to noncontrolling interest	—	—	—	—	—	—	(364)	(364)
Shares repurchased (Note 15)	—	—	—	—	(16,897)	(16,897)	—	(16,897)
Non-cash share-based compensation (Note 13)	—	4,274	—	—	—	4,274	—	4,274
Additional IPO costs	—	(269)	—	—	—	(269)	—	(269)
Net change in cumulative translation adjustment	—	—	—	37,775	—	37,775	(341)	37,434
As of July 3, 2022	$2,025	$1,198,496	$(1,164,270)	$55,882	$(19,508)	$72,625	$5,415	$78,040
Net loss	—	—	(91,668)	—	—	(91,668)	295	(91,373)
Distributions to noncontrolling interest	—	—	—	—	—	—	(407)	(407)
Shares repurchased (Note 15)	—	—	—	—	(15,294)	(15,294)	—	(15,294)
Non-cash share-based compensation (Note 13)	—	7,260	—	—	—	7,260	—	7,260
Net change in cumulative translation adjustment	—	—	—	41,937	—	41,937	(591)	41,346
As of October 2, 2022	$2,025	$1,205,756	$(1,255,938)	$97,819	$(34,802)	$14,860	$4,712	$19,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 39 weeks ended October 2, 2022 and October 3, 2021

	For the 39 Weeks Ended
(in thousands)	October 2, 2022	October 3, 2021
Cash flows from operating activities
Net loss	$(235,554)	$(226,366)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	72,490	61,250
Non-cash share-based compensation (Note 13)	18,865	19,958
Deferred tax (benefit) expense	(299)	1,421
Gain on sale of property and other, net	(1,529)	(6,872)
Share of profit of equity method investments	(2,426)	(123)
Amortization of debt issuance costs	3,471	3,679
Loss on debt extinguishment	—	14,126
PIK interest (settled), net of non-cash interest	25,663	(64,870)
Distributions from equity method investees	596	—
Foreign exchange loss, net	128,160	30,521
Changes in assets and liabilities:
Accounts receivable	(14,986)	(10,099)
Inventories	(12,509)	(4,662)
Operating leases, net	30,283	20,906
Other operating assets	(31,670)	(23,636)
Deferred revenue	26,341	21,669
Accounts payable and accrued and other liabilities	31,210	48,159
Net cash provided by (used in) operating activities	38,106	(114,939)
Cash flows from investing activities
Purchase of property and equipment	(62,989)	(64,125)
Proceeds from sale of assets	665	—
Purchase of intangible assets	(17,628)	(7,337)
Cash acquired in the Cipura Acquisition	—	559
Acquisition of noncontrolling interests	—	(8,653)
Property and casualty insurance proceeds received	338	—
Net cash used in investing activities	(79,614)	(79,556)
Cash flows from financing activities
Repayment of borrowings (Note 11)	(533)	(612,566)
Payment for debt extinguishment costs (Note 11)	—	(9,109)
Issuance of related party loans	3,217	4,014
Proceeds from borrowings (Note 11)	105,795	459,290
Payments for debt issuance costs	(1,860)	(12,994)
Principal payments on finance leases	(431)	(214)
Principal payments on financing obligation	(1,175)	(994)
Distributions to noncontrolling interest	(771)	(373)
Contributions from noncontrolling interest	—	644
Senior convertible preference shares issued, net of issuance costs (Note 14)	—	161,574
Purchase of treasury stock (Note 15)	(34,802)	—
Proceeds from issuance of SHHL redeemable C ordinary shares, net of issuance costs (Note 14)	—	47,000
SHHL Redeemable preferred shares redeemed (Note 14)	—	(19,899)
Proceeds from initial public offering, net of offering costs	(269)	388,078
Net cash provided by financing activities	69,171	404,451
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(13,224)	(1,104)
Net increase in cash and cash equivalents, and restricted cash	14,439	208,852
Cash, cash equivalents and restricted cash
Beginning of period	220,662	59,970
End of period	$235,101	$268,822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 39 weeks ended October 2, 2022 and October 3, 2021

	For the 39 Weeks Ended
(in thousands)	October 2, 2022	October 3, 2021
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	227,896	259,341
Restricted cash	7,205	9,481
Cash, cash equivalents and restricted cash as of October 2, 2022 and October 3, 2021	$235,101	$268,822
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$22,504	$104,057
Cash paid for income taxes	138	195
Supplemental disclosures of non-cash investing and financing activities:
Conversion of senior convertible preference shares to Class A common stock (Note 15)	$—	$165,907
SHHL C2 ordinary shares issued in exchange for acquisitions of businesses and noncontrolling interests	—	75,821
Operating lease assets obtained in exchange for new operating lease liabilities	101,640	125,199
Acquisitions of property and equipment under finance leases	11,357	—
Non-cash dividends on senior convertible preference shares (Note 15)	—	4,335
Accrued capital expenditures as of October 2, 2022 and October 3, 2021	7,908	3,499
Accrued offering costs as of October 2, 2022 and October 3, 2021	—	540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

1.
Nature of Business

Membership Collective Group Inc. (“MCG”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change. Our members engage with us through our global portfolio of 38 Soho Houses, 9 Soho Works Clubs, The Ned in London and New York, The LINE and Saguaro hotels in North America, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

The results of operations for the 13- and 39-week periods ended October 2, 2022 and October 3, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The unaudited condensed consolidated statement of operations for the 39 weeks ended October 2, 2022 and the unaudited condensed consolidated balance sheet as of October 2, 2022 include the correction of an error related to the Company’s unaudited condensed consolidated financial

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021 statements as of and for the 13 weeks ended April 3, 2022 ("Q1 2022"), and the consolidated financial statements as of and for the 52 weeks ended January 2, 2022 ("Fiscal 2021"), 53 weeks ended January 3, 2021 ("Fiscal 2020"), and 52 weeks ended December 29, 2019 ("Fiscal 2019"). The error relates to the correction of the estimation of the historical operating lease liabilities which resulted in the overstatement of historical operating lease liability and assets by $12 million and $5 million, respectively, as of Q1 2022; $11 million and $5 million, respectively, as of Fiscal 2021; $18 million and $13 million, respectively, as of Fiscal 2020; and $17 million and $14 million, respectively as of Fiscal 2019. The correction of this error is presented within operating lease assets and operating lease liabilities in the unaudited condensed consolidated balance sheet as of October 2, 2022 amounting to $5 million and $12 million, respectively. The error also resulted in the overstatement of operating lease expenses, with no effect for the 13 weeks ended October 2, 2022, with a cumulative impact of $6 million for the 13 weeks ended April 3, 2022, $6 million for Fiscal 2021, $5 million for Fiscal 2020 and $3 million for Fiscal 2019. The correction of this cumulative error is presented within In-House operating expenses in the unaudited condensed consolidated statement of operations for the 39 weeks ended October 2, 2022.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the 13 weeks and 39 weeks ended October 2, 2022, the Company incurred a consolidated net loss of $91 million and $236 million, respectively. During the 39 weeks ended October 2, 2022, the Company had positive cash flow from operations of $38 million. As of October 2, 2022, the Company had an accumulated deficit of $1,256 million, cash and cash equivalents of $228 million, and restricted cash of $7 million.

In addition, we have had to temporarily close some of our Houses, hotels and public restaurants, at different times in prior periods due to continued effects of the COVID-19 pandemic, which has and may continue to have an impact on our revenues. At the date of issuance of these unaudited condensed consolidated financial statements, all of our Houses are open (with some limited seasonal closures).

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks and 39 weeks ended October 2, 2022, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the continued availability of committed and accessible working capital to the Company.

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

• the level of in-House sales activity (primarily sales of food and beverage) that, even after opening, may be subject to reduced capacity as a result of any future restrictions and/or members spending patterns;

• the continued high level of membership retention and renewals, together with members continuing their current spending patterns; and

• the implementation of cost containment and reductions measures that are aligned with the anticipated levels of capacity.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

Furthermore, available cash as a result of completed financing events, includes the exercising of an option on March 9, 2022 for issued additional notes under the existing senior secured notes for $100 million and available additional liquidity, and access to an undrawn revolving credit facility of £71 million ($79 million) (see Note 11, Debt, for additional information).

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

Based on the above, the unaudited condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks and 39 weeks ended October 2, 2022.

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

Also, on March 29, 2022, Soho Restaurants also entered into a Trademark Assignment with Chick’n Limited, pursuant to which Soho Restaurants has agreed to transfer the rights to certain intangible assets to Chick’n Limited in exchange for three separate cash payments over a one-year period, commencing on March 29, 2022, totaling £1 million ($2 million), all of which was recognized in gain on sale of property and other, net in the unaudited condensed consolidated statements of operations for the 39 weeks ended October 2, 2022.

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

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

The following table summarizes the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the unaudited condensed consolidated balance sheets. The obligations of the consolidated VIEs other than Soho Restaurants are non-recourse to the Company, and the assets of the VIEs can be used only to settle those obligations.

	As of
(in thousands)	October 2, 2022	January 2, 2022
Cash and cash equivalents	$7,850	$7,187
Accounts receivable	3,098	4,137
Inventories	99	127
Prepaid expenses and other current assets	4,420	5,705
Total current assets	15,467	17,156
Property and equipment, net	70,770	89,753
Operating lease assets	217,264	238,786
Other intangible assets, net	264	160
Other non-current assets	168	205
Total assets	303,933	346,060
Accounts payable	9,331	11,258
Accrued liabilities	12,592	12,303
Indirect and employee taxes payable	897	599
Current portion of related party loans	21,265	21,092
Current portion of operating lease liabilities - sites trading more than one year	10,318	10,565
Other current liabilities	3,214	1,972
Total current liabilities	57,617	57,789
Operating lease liabilities, net of current portion - sites trading more than one year	252,569	278,171
Other non-current liabilities	236	872
Total liabilities	310,422	336,832
Net assets	$(6,489)	$9,228

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

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021⁽¹⁾
Revenues	$12,382	$9,059	34,300	$22,110
Operating income (loss)	3,183	2,456	8,007	(722)
Net income (loss)(2)	1,392	2,469	4,207	(709)

(1)
Includes the financial information of Soho House—Cipura (Miami), LLC (“Cipura”), in which the Company owned a 50% interest prior to May 10, 2021. Following the Company’s acquisition of the remaining 50% interest in Cipura, this entity became a consolidated subsidiary of the Company.
(2)
The net income (loss) shown above relates entirely to continuing operations.

	As of
(in thousands)	October 2, 2022	January 2, 2022
Current assets	$25,053	$33,705
Non-current assets	132,841	137,753
Total assets	157,894	171,458
Current liabilities	13,092	13,976
Non-current liabilities	95,817	121,311
Total liabilities	108,909	135,287
Net assets	$48,985	$36,171

The Company’s equity method investees have not yet adopted ASC 842, Leases (“Topic 842”); therefore, the balance sheets of equity method investees do not include operating right-of-use assets and liabilities.

5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across North America, Europe, and Asia. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25-year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of October 2, 2022, the Company recognized right-of-use assets and lease liabilities for 108 operating leases and 3 finance leases. As of January 2, 2022, the Company recognized right-of-use assets and lease liabilities for 101 operating leases and 2 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

As part of our overall plan to improve liquidity during the COVID-19 pandemic, the Company negotiated with certain lessors to defer or waive certain rent payments on leased buildings. Cash payment deferrals and waivers have been separately recorded in the period arrangements occurred, and therefore, there have been no remeasurements to the lease liabilities and right-of-use assets associated with the sites that received concessions. The Company accounted for the deferrals of lease payments as if there are no changes in the lease contract. Deferred amounts have been recognized in accounts payable and subsequent reversals will occur once the payments are made. As of October 2, 2022 and January 2, 2022, $1 million and $12 million, respectively, is recorded in accounts payable in the unaudited condensed consolidated balance sheets related to deferred lease payments.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

The maturity of the Company’s operating and finance lease liabilities as of October 2, 2022 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2022	$30,337	$1,314
2023	126,080	5,288
2024	128,838	5,289
2025	131,872	5,325
2026	132,748	5,255
Thereafter	1,645,919	200,705
Total undiscounted lease payments	2,195,794	223,176
Present value adjustment	1,021,665	152,434
Total net lease liabilities	$1,174,129	$70,742

As of October 2, 2022 and January 2, 2022, the long-term liabilities for finance leases were $70 million and $73 million, respectively, and are recorded as finance lease liabilities on the unaudited condensed consolidated balance sheets. As of October 2, 2022 and January 2, 2022, finance lease assets, net of accumulated depreciation, were $58 million and $64 million, respectively, and are recorded within property and equipment, net on the unaudited condensed consolidated balance sheets.

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises. Leases that contain market rate rents generally reset every five years.

Straight-line rent expense recognized for operating leases was $34 million and $30 million for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $99 million and $84 million for the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

For the 13 weeks ended October 2, 2022 and October 3, 2021, the Company recognized amortization expense related to the right-of-use asset for finance leases of less than $1 million and less than $1 million, respectively, and interest expense related to finance leases of $1 million and $1 million, respectively. For the 39 weeks ended October 2, 2022 and October 3, 2021, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and $1 million, respectively, and interest expense related to finance leases of $4 million and $4 million, respectively.

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

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 39 Weeks Ended
(in thousands)	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(83,271)	$(58,428)
Interest payments for finance leases	(3,656)	(3,803)
Cash flows from financing activities:
Principal payments for finance leases	$(431)	$(214)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$101,640	$125,199
Acquisitions of property and equipment under finance leases	11,357	—

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

The following summarizes additional information related to operating and finance leases:

	As of
	October 2, 2022	January 2, 2022
Weighted-average remaining lease term
Finance leases	43 years	44 years
Operating leases	17 years	18 years
Weighted-average discount rate
Finance leases	7.29%	7.00%
Operating leases	7.95%	8.06%

As of October 2, 2022, the Company has entered into 13 lease agreements for Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2022, 2023, 2024, and 2025. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2022, 2023, 2024, and 2025 will be $239 million, $378 million, $372 million, and $320 million, respectively, with weighted-average expected lease terms of 23 years, 21 years, 17 years, and 15 years for 2022, 2023, 2024, and 2025, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases under construction, including properties where the SHD team is acting as the construction manager:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments
Remainder of 2022	$1,464
2023	13,268
2024	37,601
2025	56,352
2026	67,079
Thereafter	1,132,782
Total undiscounted lease payments expected to be capitalized	$1,308,546

6.
Revenue Recognition

The Company’s revenues consist primarily of annual membership fees, and initial registration fees paid by members historically; food and beverage, accommodation and spa revenues generated in the Company’s Houses; and revenues that are not generated within the Houses, such as revenues from Scorpios Beach Club, Soho Works sites and our stand-alone restaurants, procurement fees from SHD, Soho Home and Cowshed retail products, and other revenues from products and services that we provide outside of our Houses, as well as management fees from The Ned and The LINE and Saguaro hotels. Disaggregated revenue disclosures by reportable segments for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021 are included in Note 18, Segments.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period ended October 2, 2022.

(in thousands)	Next twelve months from October 2, 2022	Future periods
Membership, registration fees, and House Introduction Credits	$73,765	$26,787
Total future revenues	$73,765	$26,787

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	October 2, 2022	January 2, 2022
Contract receivables	$32,285	$19,338
Contract assets	6,312	5,553
Contract liabilities	129,641	113,630

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

Contract assets consist of accrued unbilled income related to build-out contracts and are recognized in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $27 million and $19 million during the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $65 million and $55 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods which are externally sourced. Raw materials and service stock and supplies totaled $9 million and $8 million as of October 2, 2022 and January 2, 2022, respectively. Finished goods totaled $28 million and $22 million as of October 2, 2022 and January 2, 2022, respectively.

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	October 2, 2022	January 2, 2022
Amounts owed by equity method investees	$381	$879
Prepayments and accrued income	21,145	26,037
Contract assets	6,312	5,553
Other receivables	53,275	24,535
Total prepaid expenses and other current assets	$81,113	$57,004

8.
Property and Equipment, Net

Additions totaled $26 million and $27 million during the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $64 million and $64 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively, and were primarily related to leasehold improvements and fixtures and fittings for existing sites.

9.
Goodwill

A summary of goodwill for each of the Company’s applicable reportable segments from January 2, 2022 to October 2, 2022 is as follows:

(in thousands)	UK	North America	Europe and ROW	Total
January 2, 2022	$100,665	$47,446	$66,146	$214,257
Foreign currency translation adjustment	(17,686)	—	(9,154)	(26,840)
October 2, 2022	$82,979	$47,446	$56,992	$187,417

10.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	October 2, 2022	January 2, 2022
Accrued interest	$634	$727
Hotel deposits	12,181	9,246
Trade, capital and other accruals	53,081	53,154
Total accrued liabilities	$65,896	$63,127

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

11.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	October 2, 2022	January 2, 2022
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$550,397	$447,719
Other loans (see additional description below)	9,669	18,547
	560,066	466,266
Less: Current portion of long-term debt	(897)	(6,923)
Total long-term debt, net of current portion	$559,169	$459,343

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	October 2, 2022	January 2, 2022
Term loan, interest at 5.34%, maturing February 6, 2024	$54,531	$54,293
Mezzanine loan, interest at 7.25%, maturing February 6, 2024	61,481	60,829
Total property mortgage loans	$116,012	$115,122

Related party loans, net of current portion and imputed interest, are as follows:

	As of
(in thousands)	October 2, 2022	January 2, 2022
Related party loans, unsecured, 7% interest bearing, maturing September 2023 (see additional description below)	$21,265	$21,092
Related party loans, unsecured, 4% interest bearing, maturing December 2022	398	569
	21,663	21,661
Less: Current portion of related party loans	(21,663)	(21,661)
Total related party loans, net of current portion	$—	$—

The weighted-average interest rate on fixed rate borrowings was 8% as of October 2, 2022 and 8% as of January 2, 2022. There were no outstanding floating rate borrowings as of October 2, 2022 or as of January 2, 2022.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with the United States dollar (“USD”) equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On December 5, 2019, the Company entered into a £55 million ($72 million) floating rate revolving credit facility (the “Revolving Credit Facility”) with a maturity date of January 25, 2022. In April 2020, the Company secured an additional £20 million ($25 million) of liquidity under this facility and extended the maturity until January 2023. On November 15, 2021, the Company amended the Revolving Credit Facility which, among other things, changed the reference rate under the Revolving Credit Facility for borrowings denominated in British pound sterling (“GBP”) from a LIBOR-based rate to a SONIA-based rate and to transition reporting from accounting principles generally accepted in the United Kingdom to US GAAP. On February 11, 2022, the Company amended the Revolving Credit Facility to extend the maturity date to January 25, 2024. During the fiscal year ended January 2, 2022, the Company repaid the entire outstanding balance of the facility with proceeds from the IPO. As of October 2, 2022 and January 2, 2022, £71 million ($79 million) and £71 million ($96 million), respectively, is available to draw under this facility, with £4 million ($5 million) and £4 million ($6 million), respectively, utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of $1 million and less than $1 million on this facility during the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $2 million and $3 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively. On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company, entered into the Third Amended and Restated Revolving Facility Agreement (the “Third Amendment”), which amends and restates the Revolving Credit Facility. The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026 and includes a Leverage Covenant, effective from March 2023 and only applicable when 40% or more of the facility is drawn. Refer to Note 20 - Subsequent events.

In April 2017, the Company entered into the Permira Senior Facility, which consisted of a £275 million ($345 million) senior secured loan with an interest rate of LIBOR (subject to a floor of 1%) + 8%. A portion of the interest on the Permira Senior Facility was in the form of payment-in-kind interest, with the accrued interest being converted to capital outstanding on the loan at each interest payment date. The Permira Senior Facility was

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021 secured on a fixed and floating charge basis over the assets of the Company. In March 2021, the Company repaid in full the balance outstanding under the Permira Senior Facility, consisting of a GBP tranche with an outstanding principal balance, including accrued payment-in-kind interest, of £368 million ($505 million); a USD tranche with an outstanding principal balance, including accrued payment-in-kind interest, of $8 million, and an EUR tranche with an outstanding principal balance, including accrued payment-in-kind interest, of €45 million ($53 million). As a result of the repayment, the Company recognized a loss on extinguishment of debt of $9 million, consisting of prepayment penalties of $4 million and write-offs of unamortized debt issuance costs of $5 million. During the 13 weeks ended October 3, 2021, the Company paid an additional exit fee to the lender of the Permira Senior Facility of $5 million, which is included as a component of the total loss on extinguishment of debt in the condensed consolidated statements of operations. The loss on extinguishment of debt is reflected in interest expense, net on the unaudited condensed consolidated statements of operations for the 13 weeks and 39 weeks ended October 3, 2021. Upon repayment of the facility, the Company also settled accrued payment-in-kind interest totaling $79 million. The Company incurred interest expense of $13 million on the Permira Senior Facility during the 39 weeks ended October 3, 2021.

On April 24, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), with a principal amount of $22 million. The loan had a January 2023 maturity date and was subject to a 1% interest rate. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and was administered by the US Small Business Administration (the “SBA”). The Company repaid all amounts outstanding under the US government-backed bank loan in March 2021. The Company incurred interest expense of less than $1 million on this loan during the 39 weeks ended October 3, 2021.

On March 31, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company, issued senior secured notes pursuant to a Notes Purchase Agreement, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Company exercised this option on March 9, 2022 for a total of $100 million of Additional Notes and received net proceeds of $99 million. The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes and 2.125% per annum for the Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes and 6.375% per annum for the Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as the Revolving Credit Facility. The Company incurred transaction costs of $13 million ($12 million for the year ended January 2, 2021, plus the additional $1 million incurred for the 39 weeks ended October 2, 2022) related to the Senior Secured Notes. The Company incurred interest expense of $12 million and $10 million on the Senior Secured Notes during the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and of $34 million and $20 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

On June 1, 2021, certain subsidiaries of the Company entered into a development funding agreement with Dorncroft Limited, the landlord of Soho Farmhouse. The agreement provided for a commitment of up to £9 million ($12 million) for certain improvements at the Soho Farmhouse property. Interest on the balance drawn under the agreement accrued at an annual rate of 7.9% per annum and was added to the loan principal balance. The facility expired on July 31, 2022, and the outstanding loan balance converted to a finance lease. The Company incurred interest expense of less than $1 million and less than $1 million on this loan during the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and of less than $1 million and less than $1 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

The remaining loans consist of the following:

	Currency	Maturity date	Principal balance as of October 2, 2022	Applicable interest rate as of October 2, 2022
Greek Street loan	£	January 2028	$3,327	7.5%
Compagnie de Phalsbourg credit facility	€	January 2025	5,061	7%
Greek government loan	€	July 2025	1,287	3.1%

Property Mortgage Loans

In February 2019, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 corporate acquisition of Soho Beach House Miami with a new term loan and mezzanine loan. The new term loan of $55 million and mezzanine loan of $62 million are secured on the underlying property and operations of Soho Beach House Miami and are due in February 2024. The loans bear interest at 5.34% and 7.25%, respectively. The Company incurred interest expense of $2 million and $2 million on these facilities during the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $6 million and $6 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

Related Party Loans

In 2017, SWL entered into a £40 million term loan facility agreement with two individuals who are related parties of the Company. The SWL loan bears interest at 7% and was initially scheduled to mature at the earliest of: (a) September 29, 2022; (b) the date of disposal of the whole or substantial part of the SWL; (c) the date of sale by the shareholders of the entire issued share capital of SWL to a third party; (d) the date of the admission of SWL to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the two individuals may determine in their sole discretion. On March 11, 2022, this loan was extended and the maturity date is now September 29, 2023. The carrying amount of the term loan was £19 million ($21 million) and £16 million ($21 million) as of October 2, 2022 and January 2, 2022, respectively. The

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

Company incurred interest expense of $1 million and less than $1 million during the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $2 million and $1 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

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

Future Principal Payments

The following table presents future principal payments for the Company’s debt, property mortgage loans, and related party loans as of October 2, 2022:

(in thousands)
Remainder of 2022	$973
2023	21,864
2024	117,655
2025	7,057
2026	734
Thereafter	558,602
$706,885

12.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of October 2, 2022 or January 2, 2022.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the debt as of October 2, 2022 and the fair value of the Senior Secured Notes as of January 2, 2022 using a discounted cash flow analysis. The fair value of the property mortgage loans and other non-current debt as of January 2, 2022 is estimated to be equal to the current carrying value of each instrument based on a comparison of each instrument’s contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of October 2, 2022 and January 2, 2022.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2023 and thereafter:

(in thousands)	Carrying Value	Fair Value
October 2, 2022
Senior Secured Notes	$550,397	$562,262
Property mortgage loans	116,012	114,488
Other non-current debt	9,301	9,118
	$675,710	$685,868

(in thousands)	Carrying Value	Fair Value
January 2, 2022
Senior Secured Notes	$447,719	$460,182
Property mortgage loans	115,122	115,122
Other non-current debt	12,260	12,260
	$575,101	$587,564

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

13.
Share-Based Compensation

In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees. The awards are settled in ordinary D shares of SHHL and the Company can grant up to 9,978,143 SHHL ordinary D shares under the 2020 Plan. In connection with the IPO in July 2021, 25% of the outstanding awards accelerated in accordance with the original plan and all of the outstanding awards were exchanged into awards that will be settled in Class A common stock of MCG. As a result of the exchange, 7,127,246 SHHL SARs were converted into 6,023,369 MCG SARs and 2,850,897 SHHL

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

Growth Shares were converted into 781,731 MCG restricted stock awards. The exchanged awards are subject to the same vesting conditions as the original awards.

In December 2021, the Company granted 506,990 RSUs to certain employees that were scheduled to vest over a month. On January 16, 2022, the vesting schedule of the RSUs was updated from one vesting end date of January 17, 2022 to a graded vesting schedule that vests 25% on each of January 24, January 31, February 7, and February 14, 2022, respectively. The Company accounted for the modification as a Type I modification and no incremental compensation cost was incurred related to the modification. As of October 2, 2022 and January 2, 2022, there were 5,433,580 and 5,840,483 SARs outstanding under the 2020 Plan, respectively. As of October 2, 2022 and January 2, 2022, there were 179,147 and 781,731 MCG restricted stock awards outstanding under the 2020 Plan, respectively.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of nonqualified stock options, SARs, and restricted stock units (“RSUs”), or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available will increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022. As of October 2, 2022, there were 7,957,901 shares available for future awards. The Company granted 1,526,552 new RSUs under the 2021 Plan during the 39 weeks ended October 2, 2022. In September 2022, in conjunction with the departure of an employee, the Company modified the existing awards to allow continued vesting and issued 365,000 new RSUs under the 2021 Plan to the same former employee. The Company accounted for the modification of existing awards as a Type III modification, and $2 million of incremental compensation expense was recognized and included in the "Type III modification" line item below. As of October 2, 2022 and January 2, 2022, there were 3,064,788 and 2,622,877 RSUs outstanding under the 2021 Plan, respectively.

Share-based compensation during the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021 was recorded in the unaudited condensed consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
SARs	$1,665	$10,804	$5,876	$14,178
Restricted stock awards (Growth Shares)	550	3,252	1,853	4,555
RSUs	3,143	1,225	9,234	1,225
Type III modification	1,902	—	1,902	—
Employer-related payroll expense(1)	518	—	990	—
Total share-based compensation expense	7,778	15,281	19,855	19,958
Tax benefit for share-based compensation expense	—	—	—	—
Share-based compensation expense, net of tax	$7,778	$15,281	$19,855	$19,958

(1)
Relates to national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the unaudited condensed consolidated statements of cash flows.

As of October 2, 2022, total compensation expense not yet recognized is as follows:

•
With respect to the unvested SARs issued under the 2020 Plan, approximately $6 million, which is expected to be recognized over a weighted average period of 1.01 years;
•
With respect to the unvested restricted stock awards (Growth Shares) issued under the 2020 Plan, approximately $2 million, which is expected to be recognized over a weighted average period of 0.90 years; and
•
With respect to the unvested RSUs issued under the 2021 Plan, approximately $19 million, which is expected to be recognized over a weighted average period of 2.62 years.

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

15.
Loss Per Share and Shareholders’ Equity

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

Prior to the IPO, SHHL had five classes of ordinary shares: A ordinary shares, B ordinary shares, C ordinary shares (a portion of which had certain redemption rights), C2 ordinary shares and D ordinary shares. Immediately prior to the closing of the IPO, affiliates of The Yucaipa Companies, LLC, and Messrs. Ron Burkle, Nick Jones, and Richard Caring exchanged their SHHL A ordinary shares, B ordinary shares, C ordinary shares and D ordinary shares for 141,500,385 shares of Class B common stock of MCG having an equivalent value, while the other ordinary shareholders of SHHL exchanged their equity interests for 14,935,193 shares of Class A common stock of MCG having an equivalent value.

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

The tables below present changes in each class of the Company’s redeemable preferred shares, ordinary shares and common stock, as applicable:

			SHHL Ordinary Shares					MCG Common Stock
	SHHL Redeemable Preferred Shares	SHHL Redeemable C Ordinary Shares	A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares	D Ordinary Shares	Class A Common Stock	Class B Common Stock
As of January 3, 2021	10,000,000	16,435,997	166,575,991	4,469,417	1,710,546	3,326,048	2,850,897	—	—
Issuance of SHHL senior convertible preference shares (Note 14)	12,970,766	—	—	—	—	—	—	—	—
Issuance of SHHL redeemable C ordinary shares (Note 14)	—	4,751,497	—	—	—	—	—	—	—
As of April 4, 2021	22,970,766	21,187,494	166,575,991	4,469,417	1,710,546	3,326,048	2,850,897	—	—
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition	—	—	—	—	—	644,828	—	—	—
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition	—	—	—	—	—	92,647	—	—	—
Purchase of Soho Works North America noncontrolling interests	—	—	—	—	—	3,984,883	—	—	—
Purchase of Scorpios noncontrolling interests	—	—	—	—	—	572,410	—	—	—
SHHL C2 ordinary shares issued in connection with the LINE and Saguaro Acquisition	—	—	—	—	—	1,900,599	—	—	—
As of July 4, 2021	22,970,766	21,187,494	166,575,991	4,469,417	1,710,546	10,521,415	2,850,897	—	—
Effect of the Reorganization Transactions (Note 1)	—	(21,187,494)	(166,575,991)	(4,469,417)	(1,710,546)	(10,521,415)	(2,850,897)	14,935,193	141,500,385
Issuance of common stock in connection with initial public offering	—	—	—	—	—	—	—	30,567,918	—
Redemption of the May 2016 preferred shares	(10,000,000)	—	—	—	—	—	—	—	—
Conversion of senior convertible preference shares into Class A common stock (Note 1)	(12,970,766)	—	—	—	—	—	—	15,526,619	—
As of October 3, 2021	—	—	—	—	—	—	—	61,029,730	141,500,385

	MCG Common Stock
	Class A Common Stock	Class B Common Stock
As of January 2, 2022	61,029,730	141,500,385
Shares repurchased	(324,972)	—
RSUs vested	506,990	—
As of April 3, 2022	61,211,748	141,500,385
Shares repurchased	(2,254,505)	—
As of July 3, 2022	58,957,243	141,500,385
Shares repurchased	(2,362,083)	—
RSUs vested	502,305	—
As of October 2, 2022	57,097,465	141,500,385

Stock Repurchase Program

On March 18, 2022, the Company’s board of directors and a relevant sub-committee thereof authorized and approved a stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. Under the stock repurchase program, the Company is authorized to repurchase from time to time shares of its outstanding Class A common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. The stock repurchase program may be suspended, modified or discontinued at any time, in accordance with relevant and applicable regulatory requirements, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company intends to make all repurchases in accordance with applicable federal securities laws, including Rule of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Under the program, the repurchased shares will be returned to the

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021 status of authorized, but unissued shares of common stock held in treasury at average cost. During the 13 weeks and 39 weeks ended October 2, 2022, the Company repurchased a total of 2,362,083 and 4,941,560 shares of Class A common stock for $15 million and $35 million, including commissions, respectively.

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

The table below illustrates the reconciliation of the loss and the number of shares used in the calculations of basic and diluted loss per share:

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands except share and per share amounts)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net loss attributable to Membership Collective Group Inc.	$(91,668)	$(77,027)	$(234,106)	$(223,493)
Less: Cumulative SHHL preferred shares undeclared dividends	—	(4,778)	—	(4,778)
Less: Incremental accretion of SHHL preferred shares to redemption value	—	(1,085)	—	(1,085)
Add: Foreign currency remeasurement of SHHL preferred shares	—	(242)	—	666
Less: Non-cash dividends on the SHHL senior convertible preference shares	—	(4,335)	—	(4,335)
Less: Preferred Shares deemed dividend upon conversion	—	(51,469)	—	(51,469)
Adjusted net loss attributable to Class A and Class B common stockholders	(91,668)	(138,936)	(234,106)	(284,494)
Weighted average shares outstanding for basic and diluted loss per share for Class A and Class B common stockholders	199,390,524	194,015,595	201,020,845	164,208,521
Basic and diluted loss per share	$(0.46)	$(0.72)	$(1.16)	$(1.73)

The net loss attributable to the Company in calculating basic and diluted loss per share for the 13 weeks and 39 weeks ended October 3, 2021 is adjusted for cumulative undeclared dividends on certain SHHL preferred shares, which were redeemed for cash in July 2021. The loss per share calculations for the 13 weeks and 39 weeks ended October 3, 2021 exclude additional shares that would be issuable to the holders of SHHL redeemable C ordinary shares in the event of a public listing that resulted in the value of the SHHL redeemable C ordinary shares being less than the investor’s initial subscription price, because the impact of including such additional shares would be anti-dilutive. In addition, the loss per share calculations for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021 exclude the impact of unvested SHHL Growth Shares (which were exchanged into restricted stock awards in connection with the IPO) because the inclusion of such shares in diluted loss per share would be anti-dilutive.

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

Commitments and Contingencies

In connection with the closure of Houses across the world beginning on March 14, 2020, the Company in its sole discretion issued membership credits to Soho House members to be redeemed for certain Soho House products and services. Membership credits were issued by the Company as a one-time goodwill gesture deemed to be a marketing offer to Soho House members, and were initially set to expire on December 31, 2020. The liability associated with the membership credits was derecognized based on the usage of credits and the cost of the inventory or services to fulfill the Company’s obligation to its Soho House members and was classified within other current liabilities on the Company’s unaudited condensed consolidated balance sheet. In March 2021, the Company decided in its discretion to extend the expiration date of the membership credits to September 30, 2021. The Company simultaneously adjusted its obligation based on its best estimate of the cost to be incurred. The redemption rate

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021 used to estimate the obligation associated with the membership credits was based on the Company’s cumulative experience to-date. The Company recognized marketing expenses of $1 million and $5 million during the 13 weeks and 39 weeks ended October 3, 2021, respectively, which are included within other expense in the unaudited condensed consolidated statements of operations. There were no material marketing expenses recognized during the 39 weeks ended October 2, 2022.

Capital Commitments

As of October 2, 2022, capital expenditure commitments contracted for but not yet incurred total $2 million and are related primarily to site improvement costs for Soho Beach House, Soho House New York, and Soho House Hong Kong.

Business Interruption and Property Insurance

The Company maintains insurance policies to cover business interruption with terms that management believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions and may not be sufficient to cover all of the losses incurred. The Company did not incur any losses during the 13 weeks and 39 weeks ended October 3, 2021.

In February 2022, there was a fire at Little Beach House Malibu which resulted in full House closure until April 2022. As a result of the fire damage, the Company recorded business interruption insurance proceeds totaling less than $1 million related to the reimbursement of lost profits as a result of the closure. This amount is recorded as business interruption income on the unaudited condensed consolidated statement of operations for the 39 weeks ended October 2, 2022.

In addition, the Company received cash totaling less than $1 million in connection with a property damage insurance claim, which reimburses the replacement cost for repair or replacement of damaged assets. This amount is recorded as insurance proceeds received on the unaudited condensed consolidated statement of cash flows for the 39 weeks ended October 2, 2022.

17.
Income Taxes

In July 2021, the Company carried out a legal entity restructuring which resulted in the formation of Membership Collective Group Inc., a US domiciled corporation, as the parent entity of the Company. Prior to July 2021, the parent entity of the Company was a UK domiciled entity.

For the 13 weeks and 39 weeks ended October 2, 2022, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet. The Company has generated incremental deferred tax assets relating to tax losses, share-based compensation, and excess interest of $20 million and $45 million based on the results for the 13 weeks and 39 weeks ended October 2, 2022. As a consequence of the IPO, the Company anticipates that tax deductions will be available in certain jurisdictions in connection with share-based compensation and a deferred tax asset has therefore been recognized. Full valuation allowances have been recorded against the incremental deferred tax assets recognized for tax losses, share-based compensation, and excess interest. The level of unrecognized tax benefits has increased by $4 million and $15 million in the 13 weeks and 39 weeks ended October 2, 2022, respectively. There is no impact on the Company’s effective tax rate for the 13 weeks and 39 weeks ended October 2, 2022 as there is a corresponding reduction in the valuation allowance applied for the period.

The effective tax rate for the 13 weeks ended October 2, 2022 was (3.41)%, compared to (3.91)% for the 13 weeks ended October 3, 2021. The effective tax rate for the 39 weeks ended October 2, 2022 was (1.32)% compared to 0.91% for the 39 weeks ended October 3, 2021. The effective tax rate for the 13 weeks and 39 weeks ended October 2, 2022 differs from the US statutory rate of 21% primarily due to a full valuation allowance being recorded against the tax losses and other deferred tax assets generated during the period then ended.

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

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

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

The following tables present disaggregated revenue for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

	For the 13 Weeks Ended October 2, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$36,902	$19,469	$8,239	$64,610	$9,118	$73,728
In-House revenues	47,380	40,313	27,612	115,305	—	115,305
Other revenues	16,703	16,906	25,506	59,115	30,280	89,395
Total segment revenue	100,985	76,688	61,357	239,030	39,398	278,428
Elimination of equity accounted revenue	(3,663)	(1,833)	(6,886)	(12,382)	—	(12,382)
Consolidated revenue	$97,322	$74,855	$54,471	$226,648	$39,398	$266,046

	For the 13 Weeks Ended October 3, 2021
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$25,239	$16,101	$5,841	$47,181	$6,274	$53,455
In-House revenues	26,703	30,389	13,282	70,374	—	70,374
Other revenues	12,102	10,703	17,735	40,540	24,249	64,789
Total segment revenue	64,044	57,193	36,858	158,095	30,523	188,618
Elimination of equity accounted revenue	(2,001)	(2,662)	(4,396)	(9,059)	—	(9,059)
Consolidated revenue	$62,043	$54,531	$32,462	$149,036	$30,523	$179,559

	For the 39 Weeks Ended October 2, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$99,960	$55,105	$22,632	$177,697	$25,991	$203,688
In-House revenues	138,113	120,003	64,559	322,675	—	322,675
Other revenues	52,095	43,120	36,845	132,060	77,701	209,761
Total segment revenue	290,168	218,228	124,036	632,432	103,692	736,124
Elimination of equity accounted revenue	(10,770)	(5,549)	(17,981)	(34,300)	—	(34,300)
Consolidated revenue	$279,398	$212,679	$106,055	$598,132	$103,692	$701,824

	For the 39 Weeks Ended October 3, 2021
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$68,841	$44,155	$15,988	$128,984	$13,818	$142,802
In-House revenues	65,131	48,280	20,955	134,366	—	134,366
Other revenues	30,003	17,598	22,536	70,137	50,844	120,981
Total segment revenue	163,975	110,033	59,479	333,487	64,662	398,149
Elimination of equity accounted revenue	(9,667)	(4,071)	(8,372)	(22,110)	—	(22,110)
Consolidated revenue	$154,308	$105,962	$51,107	$311,377	$64,662	$376,039

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

The following tables present the reconciliation of reportable segment adjusted EBITDA to total consolidated segment revenue and the reconciliation of net loss to adjusted EBITDA:

	For the 13 Weeks Ended October 2, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$97,322	$74,855	$54,471	$226,648	$39,398	$266,046
Total segment operating expenses	(81,309)	(66,320)	(42,861)	(190,490)	(39,505)	(229,995)
Share of equity method investments adjusted EBITDA	496	187	1,295	1,978	-	1,978
Reportable segments adjusted EBITDA	16,509	8,722	12,905	38,136	(107)	38,029
Unallocated corporate overhead						(10,358)
Consolidated adjusted EBITDA						27,671
Depreciation and amortization						(26,971)
Interest expense, net						(18,453)
Income tax expense						(3,013)
Loss on sale of property and other, net						(12)
Share of profit of equity method investments						686
Foreign exchange						(53,910)
Pre-opening expenses						(2,555)
Non-cash rent						(4,654)
Deferred registration fees, net						489
Share of equity method investments adjusted EBITDA						(1,978)
Share-based compensation expense(1)						(3,980)
Other expenses, net(1)						(4,693)
Net loss						$(91,373)

(1)
Other expenses, net includes share-based compensation expense incurred related to the departure of the former Chief Operating Officer of the Company of $4 million for the 13 weeks and 39 weeks ended October 2, 2022. This balance is reported within Share-based compensation expense in the unaudited condensed consolidated statement of operations for the 13 and 39 weeks ended October 2, 2022.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

	For 13 Weeks Ended October 3, 2021
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$62,043	$54,531	$32,462	$149,036	$30,523	$179,559
Total segment operating expenses	(54,156)	(47,686)	(21,373)	(123,215)	(34,340)	(157,555)
Share of equity method investments adjusted EBITDA	390	615	843	1,848	—	1,848
Reportable segments adjusted EBITDA	8,277	7,460	11,932	27,669	(3,817)	23,852
Unallocated corporate overhead						(8,402)
Consolidated adjusted EBITDA						15,450
Depreciation and amortization						(21,500)
Interest expense, net						(20,827)
Income tax expense						(2,868)
Loss on sale of property and other, net						(31)
Share of profit of equity method investments						949
Foreign exchange						(14,599)
Pre-opening expenses						(4,672)
Non-cash rent						(1,191)
Deferred registration fees, net						(974)
Share of equity method investments adjusted EBITDA						(1,848)
Share-based compensation expense						(15,281)
Other expenses, net(1)						(8,829)
Net loss						$(76,221)

(1) Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

	For the 39 Weeks Ended October 2, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$279,398	$212,679	$106,055	$598,132	$103,692	$701,824
Total segment operating expenses	(229,118)	(178,043)	(96,715)	(503,876)	(109,338)	(613,214)
Share of equity method investments adjusted EBITDA	1,783	579	3,320	5,682	—	5,682
Reportable segments adjusted EBITDA	52,063	35,215	12,660	99,938	(5,646)	94,292
Unallocated corporate overhead						(32,275)
Consolidated adjusted EBITDA						62,017
Depreciation and amortization						(72,490)
Interest expense, net						(52,948)
Income tax expense						(3,070)
Gain on sale of property and other, net						1,529
Share of profit of equity method investments						2,426
Foreign exchange						(128,160)
Pre-opening expenses						(10,328)
Non-cash rent(1)						(5,644)
Deferred registration fees, net						(1,393)
Share of equity method investments adjusted EBITDA						(5,682)
Share-based compensation expense(2)						(16,057)
Other expenses, net(2)						(5,754)
Net loss						$(235,554)
(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies—Basis of Presentation.
(2)
Other expenses, net includes share-based compensation and severance expense incurred related to the departure of the former Chief Operating Officer of the Company of $4 million for the 13 weeks and 39 weeks ended October 2, 2022. This balance is reported within Share-based compensation expense in the unaudited condensed consolidated statement of operations for the 13 and 39 weeks ended October 2, 2022.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

	For 39 Weeks Ended October 3, 2021
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$154,308	$105,962	$51,107	$311,377	$64,662	$376,039
Total segment operating expenses	(130,112)	(99,431)	(42,859)	(272,402)	(81,992)	(354,394)
Share of equity method investments adjusted EBITDA	1,948	599	1,628	4,175	—	4,175
Reportable segments adjusted EBITDA	26,144	7,130	9,876	43,150	(17,330)	25,820
Unallocated corporate overhead						(27,293)
Consolidated adjusted EBITDA						(1,473)
Depreciation and amortization						(61,250)
Interest expense, net						(67,449)
Income tax expense						(2,048)
Gain on sale of property and other, net						6,872
Share of profit of equity method investments						123
Foreign exchange						(30,521)
Pre-opening expenses						(15,990)
Non-cash rent						(6,898)
Deferred registration fees, net						(585)
Share of equity method investments adjusted EBITDA						(4,175)
Share-based compensation expense						(19,958)
Other expenses, net(1)						(23,014)
Net loss						$(226,366)

(1)
Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net loss	$(91,373)	$(76,221)	$(235,554)	$(226,366)
Depreciation and amortization	26,971	21,500	72,490	61,250
Interest expense, net	18,453	20,827	52,948	67,449
Income tax expense	3,013	2,868	3,070	2,048
EBITDA	(42,936)	(31,026)	(107,046)	(95,619)
Loss (gain) on sale of property and other, net	12	31	(1,529)	(6,872)
Share of profit of equity method investments	(686)	(949)	(2,426)	(123)
Foreign exchange	53,910	14,599	128,160	30,521
Pre-opening expenses(1)	2,555	4,672	10,328	15,990
Non-cash rent(2)	4,654	1,191	5,644	6,898
Deferred registration fees, net	(489)	974	1,393	585
Share of equity method investments adjusted EBITDA	1,978	1,848	5,682	4,175
Share-based compensation expense(3)	3,980	15,281	16,057	19,958
Other expenses, net(3)(4)	4,693	8,829	5,754	23,014
Adjusted EBITDA	$27,671	$15,450	$62,017	$(1,473)

(1)
The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.
(2)
The non-cash rent balance for the 39 weeks ended October 2, 2022 includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.
(3)
Other expenses, net includes non-cash share-based compensation and severance expense incurred with respect to an internal reorganization program of the Company's operations team of $4 million for the 13 weeks and 39 weeks ended October 2, 2022. This balance is reported within Share-based compensation expense in the unaudited condensed consolidated statement of operations for the 13 and 39 weeks ended October 2, 2022.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

(4)
Represents other items included in operating expenses, which are outside the normal scope of the Company’s ordinary activities or non-cash, including expenses incurred in respect of membership credits of $1 million and $1 million for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and less than $1 million and $5 million for the 39 weeks ended October 2, 2022 and October 3, 2021. Other expenses, net also include IPO-related costs of $15 million and corporate financing and restructuring costs of $2 million incurred during the 39 weeks ended October 3, 2021.
The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of October 2, 2022 and January 2, 2022. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	October 2, 2022	January 2, 2022
Long-lived assets by geography
North America	$895,852	$806,617
United Kingdom	472,627	571,716
Europe	246,715	270,657
Asia	48,984	56,583
Total long-lived assets	$1,664,178	$1,705,573

19.
Related Party Transactions

In 2017, SWL entered into a term loan facility agreement with two individuals who are related parties of the Company. For additional information, refer to Note 11, Debt.

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	October 2, 2022	January 2, 2022
Soho House Toronto Partnership	$(1,082)	$(810)
Raycliff Red LLP	(3,545)	(2,952)
Mirador Barcel S.L.	(96)	450
Little Beach House Barcelona S.L.	(258)	(203)
Mimea XXI S.L.	381	429
	$(4,600)	$(3,086)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the unaudited condensed consolidated balance sheets.

In 2016, SWL, a consolidated VIE, entered into an agreement to lease a property under construction by the landlord with Store Holding Group Ltd, a wholly-owned subsidiary of the noncontrolling interest holders of SWL. The handover of six floors of the leased property occurred on a floor-by-floor basis upon substantial completion of landlord improvements, resulting in multiple lease commencement dates in 2019. Lease commencement for the remaining four floors occurred during 2020 upon substantial completion of landlord improvements. This lease runs for a term of 19 years until July 25, 2039. The operating lease asset and liability associated with this lease are $79 million and $94 million as of October 2, 2022, respectively, and $97 million and $117 million as of January 2, 2022, respectively. Rent expense associated with this lease totaled $3 million and $3 million during the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $8 million and $8 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC. This lease runs for a term of 20 years until December 31, 2038. The operating lease asset and liability associated with this lease are $17 million and $21 million as of October 2, 2022, respectively, and $11 million and $17 million as of January 2, 2022, respectively. Rent expense associated with this lease totaled $1 million and $1 million for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $2 million and $2 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019 for 137 Ludlow Street, New York with Ludlow 137 Holdings LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 22 years until April 20, 2041, with options to extend for three additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $9 million, $15 million, respectively, as of October 2, 2022 and $9 million and $15 million, respectively, as of January 2, 2022. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $1 million and $1 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

The Company leases the Ludlow property from 139 Ludlow Acquisition LLC, an equity method investee. This is a 25-year lease that commenced May 1, 2016. The operating lease right-of-use asset and liability associated with this lease were $29 million and $33 million, respectively, as of October 2, 2022 and $30 million and $33 million, respectively, as of January 2, 2022. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $3 million and $3 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

The Company leases the Tel Aviv House from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of MCG. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $21 million and $22 million, respectively, as of October 2, 2022 and $23 million and $22 million, respectively, as of January 2, 2022. The rent expense associated with this lease was $1 million and $2 million for the 13 weeks and 39 weeks ended October 2, 2022, respectively. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks and 39 weeks ended October 3, 2021, respectively.

The Company leases the Little House West Hollywood from GHWHI, LLC, a company controlled by an affiliate of the Company. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The operating lease right-of-use asset and liability associated with this lease were $65 million and $69 million, respectively, as of October 2, 2022. The rent expense associated with this lease was $1 million and $4 million for the 13 weeks and 39 weeks ended October 2, 2022, respectively.

The Company leases a property from GHPSI, LLC in order to operate the Le Vallauris restaurant in Palm Springs, California. GHPSI’s ultimate parent entity is GHREP, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on February 2, 2022. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $7 million and $7 million, respectively, as of October 2, 2022. The rent expense associated with this lease was less than $1 million and $1 million for the 13 weeks and 39 weeks ended October 2, 2022, respectively.

The Company leases a property from GHPSI, LLC in order to operate the Willows Historic Palm Springs Inn in Palm Springs, California. GHPSI’s ultimate parent entity is GHREP, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $15 million and $15 million, respectively, as of October 2, 2022. The rent expense associated with this lease was less than $1 million for both the 13 weeks and 39 weeks ended October 2, 2022.

Ned-Soho House, LLP received management fees from The Ned totaling less than $1 million for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $2 million and less than $1 million during the 39 weeks ended October 2, 2022 and October 3, 2021, respectively. The Company received management fees from affiliates of the Company related to the operations of The Ned New York totaling less than $1 million for the 13 weeks and 39 weeks ended October 2, 2022.

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

The Company received management fees under our hotel management contract for the operation of the LINE and Saguaro hotels from an affiliate of Yucaipa Companies LLC. These fees amounted to $3 million and $1 million for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $7 million and $1 million for the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

Fees from the provision of Soho House Design services were received from affiliates of the Company totaled $3 million and less than $1 million for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $8 million and $1 million for the 39 weeks ended October 2, 2022 and October 3, 2021, respectively. Costs from the provision of Soho House Design services were received from affiliates of the Company totaled $2 million and less than $1 million for the 13 weeks ended October 2, 2022 and October 3, 2021, respectively, and $4 million and $1 million for the 39 weeks ended October 2, 2022 and October 3, 2021, respectively.

20.
Subsequent Events

Shares repurchased
Since October 2, 2022, the Company has repurchased a total of 1,219,799 shares of Class A common stock for $5 million as a result of the ongoing stock repurchase program as described in Note 15, Loss Per Share and Shareholders' Equity.

Restricted stock unit award issued
During October 2022, the Company granted a new restricted stock unit award with respect to 300,000 shares of Class A Common Stock as consideration to a former employee who entered into a Separation and Release Agreement with the Company following a reorganization of the Company's regional leadership team in North America. As the award is to a nonemployee, without substantive future service conditions, the associated expense will be recognized in full in the period it was granted.

Shares issued
During October 2022, the Company issued a total of 75,346 shares of Class A common stock as a result of RSU awards vesting. The Company issued an additional 75,346 shares of Class A common stock in November 2022 as a result of further RSU awards vesting.

Shares sold

Since October 2, 2022, the Company has automatically sold a total of 73,214 shares of Class A common stock for proceeds of less than $1 million on behalf of the RSU award holders. The proceeds from the sale of these shares were used to cover payroll taxes due upon the vesting of RSU awards vested in October and November 2022.

Membership Collective Group Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 2, 2022 and January 2, 2022 and for the 13 weeks and 39 weeks ended October 2, 2022 and October 3, 2021

Amendment Letter Agreement to the Existing Revolving Credit Facility
On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into an amendment letter agreement to extend the termination date, from January 25, 2024 to July 25, 2026. Also included in the amendment was the addition of a springing leverage covenant and changes to the margin. A copy of the amendment letter agreement is filed as Exhibit to the Form 8-K which the Company filed with the SEC on November 10, 2022.

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

Overview

Our Membership Platform

The Membership Collective Group (“MCG”) is a global membership platform that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change.

We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 27 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of October 2, 2022, we have approximately 211,400 members (including approximately 152,200 Soho House members) who engage with MCG through our global portfolio of 38 Soho Houses, 9 Soho Works, The Ned in London and New York, The LINE and Saguaro hotels in North America, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

The central pillar of MCG is Soho House, which drives the majority of our membership and revenue today. Since the opening of our first House in the Soho district of London in 1995, we have successfully identified the demand for a premium membership offering that caters to a progressive, creative and diverse global audience. Today, we believe our membership offering, consistently high standards of service, and our global footprint remain unparalleled. A Soho House membership offers access to a network of distinctive and carefully curated Houses, across North America, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including the SH.APP and our website. Our vision for the SH.APP has always been for it to be like having a House in your pocket. It’s our central destination for members to make bookings, invite guests and to connect with each other. It’s become an enabler to make member experience convenient and fulfilling – both in the houses and outside. Annually, we host thousands of member events worldwide, spanning film, fashion, art, food and drink, well-being, work and music—and help our members forge connections to bring them closer together.

Our membership expertise, honed through the growth of Soho House, has led to our evolution into the Membership Collective Group, a home to numerous memberships including Cities Without Houses, Soho Works, Soho Friends, and Ned’s Club. By designing, curating and growing our membership offering, our membership platform can quickly and easily respond to shifting lifestyle trends and the evolution of our members’ needs. Our memberships work together, allowing us to reach new audiences with a set of interconnected offerings.

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

The demand for our membership is also demonstrated by our large and growing MCG global wait list, which as of October 2, 2022 stands at approximately 85,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

For the 39 weeks ended October 2, 2022, of our $702 million in revenue, $196 million (28%) was attributable to Membership Revenues, $306 million (44%) to In-House Revenues, and $200 million (28%) to Other Revenues. For the 39 weeks ended October 3, 2021, of our $376 million in revenue, $137 million (36%) was attributable to Membership Revenues, $129 million (34%) to In-House Revenues, and $111 million (30%) to Other Revenues.

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

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as Cities Without Houses (“CWH”), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including Nashville (February 2022), Brighton (March 2022) and Copenhagen (July 2022). As of October 2, 2022, we have over 6,400 CWH members across 58 cities.

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of $130. We offer access to physical spaces, including Soho House bedrooms, and Soho Studios (social spaces for Soho Friends and Soho House members) that host curated programs of events and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of October 2, 2022, we had 52,698 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

Soho Home

Soho Home was created as a result of the constant requests from our members to recreate the look and feel of the Houses in their own homes. Soho Home is an interiors and lifestyle retail brand that offers handcrafted furniture, lighting, textiles, tableware and accessories mostly through ecommerce. Over the past few years, we have transformed Soho Home into a high growth retail business. At the beginning of August 2022 we merged our SOHO HOME+ membership into Soho Friends.

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

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of October 2, 2022, we had 6,488 members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership ranges from $200—$750 per month, depending on membership type.

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

The Ned

The Ned has created a new space in the heart of the City of London for its members to meet, eat, drink and socialize. The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full service members’ club. The membership offered by The Ned (“Ned’s Club”) is aimed at a broader group of professional people. As of October 2, 2022, Ned’s Club London has approximately 3,000 members. In June 2022, we opened The Ned NoMad in New York which covers 117,000 sq ft and includes a Ned’s Club, Cecconi's restaurant, as well as 167 bedrooms. As of October 2, 2022, Ned NoMad has over 1,000 members. We opened another location, The Ned Doha, in November 2022. The Ned offers its members The Ned’s Club app, that allows members to make bookings, publish benefits, events and Club related information. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The hotels that are currently operational are located in Los Angeles, Washington, Austin, San Francisco (opened in September 2022) and Palm Springs, and among them offer a variety of food and beverage offerings together with approximately 1,370 hotel rooms. We receive management fees under hotel management contracts for the operation of these hotels. We believe the transaction will broaden our geographic reach in North America.

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

NUMBER OF OTHER MEMBERS. Other members include members of Soho Works and Soho Friends are key to our growth strategy and enhancing our Soho House member experience. Like Soho House members, other memberships are an integral part of our business and we believe will have a significant impact on our profitability and financial performance in the future.

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

MEMBERSHIP REVENUES. Membership Revenues are comprised of House Membership Revenues (as defined below) and Non-House Membership Revenues (as defined below). House Membership Revenues and Non-House Membership Revenues are each comprised primarily of annual membership fees and one-time legacy registration fees which are amortized over 20 years. The one-time registration fee is no longer applicable to new members admitted from

April 4, 2022; see "House Introduction Credits" below. Membership Revenues are a function of the number of members, membership mix, and membership pricing. For GAAP, we report Membership Revenues only from Houses and sites in which we own a controlling interest. Our membership pricing varies by geographic segment and membership offering and, as such, our mix of House and Soho Works club openings can affect our revenue growth and profitability over time. Prices are generally higher in North America and the ROW compared with the UK and Europe. Membership Revenues provide a stable and recurring source of revenues which have few direct costs and, as such, is a reliable and predictable source of cash flow.

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

HOUSE MEMBERSHIP REVENUES. House Membership Revenues are comprised primarily of annual membership fees and one-time legacy registration fees from Soho House members which are amortized over 20 years. The one-time registration fee is no longer applicable to new members admitted from April 4, 2022; see "House Introduction Credits" above.

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

OTHER REVENUES. Other Revenues are defined as total revenues that are not realized within our Houses, including revenues from Scorpios, Soho Works and our stand-alone restaurants, procurement fees from SHD, Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses, as well as management fees from hotel management contracts for The Ned Sites and The LINE and Saguaro hotels.

NON-HOUSE MEMBERSHIP REVENUES. Non-House Membership Revenues are comprised of Soho Works membership revenue, Soho Friends membership revenue and SOHO HOME+ membership revenue which was merged into Soho Friends membership at the beginning of August 2022.

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

KEY PERFORMANCE AND OPERATING METRICS

	As of
	October 2, 2022	October 3, 2021
	(Unaudited)
Number of Soho Houses	38	32
North America	13	11
United Kingdom	13	11
Europe/RoW	12	10
Number of Soho House Members	152,165	117,728
North America	57,221	44,067
United Kingdom	58,106	47,341
Europe/RoW	30,374	22,013
All Other	6,464	4,307
Number of Other Members	59,186	26,775
North America	16,200	6,385
United Kingdom	35,969	18,372
Europe/RoW	7,017	2,018
Number of Total Members	211,351	144,503
Number of Active App Users	156,769	93,410

	For the 13 Weeks Ended		For the 13 Weeks Ended		For the 39 Weeks Ended		For the 39 Weeks Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	Actuals		Constant Currency(1)		Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)				(Unaudited, dollar amounts in thousands, except percentages)
Operating loss	$(70,581)	$(53,444)	$(70,581)	$(45,562)	$(183,491)	$(163,864)	$(183,491)	$(147,728)
Operating loss margin	(27)%	(30)%	(27)%	(30)%	(26)%	(44)%	(26)%	(44)%
House-Level Contribution	32,599	23,950	32,599	20,417	98,977	50,816	98,977	45,812
House-Level Contribution Margin	19%	21%	19%	21%	21%	20%	21%	20%
Other Contribution	19,753	11,890	19,753	10,136	37,094	(3,613)	37,094	(3,257)
Other Contribution Margin	21%	18%	21%	18%	17%	(3)%	17%	(3)%
Adjusted EBITDA	20,260	8,820	20,260	7,519	37,838	(26,528)	37,838	(23,916)
Percentage of total revenues	8%	5%	8%	5%	5%	(7)%	5%	(7)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 weeks ended October 2, 2022 and October 3, 2021

The following table summarizes our results of operations for the 13 weeks ended October 2, 2022 and October 3, 2021 (in thousands, except percentages):

	For the 13 Weeks Ended
	October 2, 2022	October 3, 2021		October 3, 2021 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$71,023	$51,162	39%	$43,616	63%
In-House revenues	108,488	66,859	62%	56,997	90%
Other revenues	86,535	61,538	41%	52,461	65%
Total revenues	266,046	179,559	48%	153,074	74%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(139,212)	(89,340)	(56)%	(76,162)	(83)%
Other operating expenses (exclusive of depreciation and amortization)	(74,482)	(54,379)	(37)%	(46,358)	(61)%
General and administrative expenses	(30,807)	(24,369)	(26)%	(20,775)	(48)%
Pre-opening expenses	(2,555)	(4,672)	45%	(3,983)	36%
Depreciation and amortization	(26,971)	(21,500)	(25)%	(18,329)	(47)%
Share-based compensation	(7,778)	(15,281)	49%	(13,027)	40%
Foreign exchange loss, net	(53,910)	(14,599)	n/m	(12,446)	n/m
Other	(912)	(8,863)	90%	(7,556)	88%
Total operating expenses	(336,627)	(233,003)	(44)%	(198,636)	(69)%
Operating loss	(70,581)	(53,444)	(32)%	(45,562)	(55)%
Other (expense) income
Interest expense, net	(18,453)	(20,827)	11%	(17,755)	(4)%
Loss gain on sale of property and other, net	(12)	(31)	61%	(26)	54%
Share of income of equity method investments	686	949	(28)%	809	(15)%
Total other expense, net	(17,779)	(19,909)	11%	(16,972)	(5)%
Loss before income taxes	(88,360)	(73,353)	(20)%	(62,534)	(41)%
Income tax expense	(3,013)	(2,868)	(5)%	(2,445)	(23)%
Net loss	(91,373)	(76,221)	(20)%	(64,979)	(41)%
Net income attributable to noncontrolling interest	(295)	(806)	63%	(687)	57%
Net loss attributable to Membership Collective Group Inc.	$(91,668)	$(77,027)	(19)%	$(65,666)	(40)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$266,046	$179,559	48%	74%
North America	97,322	$62,043	57%	57%
United Kingdom	74,855	$54,531	37%	61%
Europe/RoW	54,471	$32,462	68%	97%
All Other	39,398	$30,523	29%	51%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$71,023	$51,162	39%	63%
North America	35,469	24,168	47%	47%
United Kingdom	19,469	16,102	21%	42%
Europe/RoW	6,967	4,618	51%	77%
All Other	9,118	6,274	45%	70%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 39% to $71,023 for the 13 weeks ended October 2, 2022. This increase was predominantly driven by an additional 32,393 Adult Paying Soho House members at the end of the third quarter of fiscal 2022 versus the comparative period driven by new House openings, intakes at existing Houses and the unfreeze of members following the reduction in COVID-19 restrictions versus third quarter fiscal 2021. Additionally, the Soho House membership fee was increased at the start of fiscal 2022. This increase will impact new members on the date they join and existing members on their renewal date.

Our United Kingdom segment saw an increase in Membership revenues of $3,367, or 21% (42% constant currency), due to the opening of Brighton Beach House in March 2022 and Little House Balham in July 2022, as well as membership intakes across all existing Houses, which resulted in an increase in Adult paying members of approximately 10,800 versus third quarter of fiscal 2021.

North America segment saw an increase in revenues of $11,301, or 47% (47% constant currency), due to an increase of approximately 13,200 Adult paying members in third quarter of fiscal 2022 versus third quarter 2021, helped by the opening of Soho House Nashville in February 2022 and Holloway House, West Hollywood in May 2022.

The Europe/RoW segment saw an increase in Membership revenues of $2,349, or 51% (77% constant currency), due to an increase of over approximately 5,900 Adult paying members, predominantly driven by intakes across all Houses, particularly at our new and maturing sites, Soho House Paris (September 2021), Soho House Rome (October 2021), and Soho House Copenhagen (July 2022).

Membership revenues reported under All Other above saw an increase predominantly driven by growth in CWH Adult Paying members as well as over 1,900 additional Soho Works paying members and 34,800 Soho Friends members in comparison to the third quarter of fiscal 2021.

In constant currency, Membership revenues would have increased by $27,407, or 63%.

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$108,488	$66,859	62%	90%
North America	46,176	26,455	75%	75%
United Kingdom	40,313	30,389	33%	56%
Europe/RoW	21,999	10,015	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $108,488 for the 13 weeks ended October 2, 2022, an increase of $41,629 versus the comparative period in 2021. The increase was predominantly driven by Houses being back at full trading capacity in comparison to third quarter fiscal 2021 where a number of sites were still impacted by local social distancing restrictions, particularly in North America, Europe and Hong Kong. Revenues were further increased due to new Soho Houses opening in the last quarter of fiscal 2021 and then first three quarters of fiscal 2022 and well as selective price increases across our food and beverage offerings.

North America In-House revenues increased significantly versus third quarter fiscal 2021, predominantly due to the reduction in social distancing measures across states, where mask and vaccine mandates were still in place across a number of properties in third quarter 2021. The increase was further boosted by the opening of Soho House Nashville and Holloway House, West Hollywood in February 2022 and May 2022, respectively.

In-House revenues in the United Kingdom segment saw an increase year on year due to removal of all COVID-19 related social distancing restrictions present in third quarter 2021, additional rooms added to the offering at Soho Farmhouse, Oxfordshire verses the comparative period, and additional revenues from Brighton Beach House which opened in March 2022 and Little House Balham which opened in July 2022.

Europe/RoW In-House revenues segment saw a large increase year on year predominantly driven by increased revenues from Soho House Paris and Soho House Tel Aviv, which were only open for part of third quarter 2021, and Soho House Rome and Soho House Copenhagen which opened in October 2021 and

July 2022 respectively. Additionally Soho House Berlin and Soho House Amsterdam saw increased revenues versus the comparative period in 2021 following removal of certain international travel restrictions the were present in third quarter fiscal 2021.

In constant currency, In-House Revenues would have increased by $51,490, or 90%.

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$86,535	$61,538	41%	65%
North America	15,676	11,420	37%	37%
United Kingdom	15,073	8,041	87%	n/m
Europe/RoW	25,506	17,828	43%	68%
All Other	30,280	24,249	25%	46%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $86,535 for the 13 weeks ended October 2, 2022, compared to $61,538 for the 13 weeks ended October 3, 2021, an increase of $24,997. The increase is predominantly driven by increased sales volumes at our public restaurants in North America and the United Kingdom, as well as at Scorpios, Mykonos in third quarter of fiscal 2022 following fewer COVID-19 related restrictions and increased footfall, in comparison to third quarter fiscal 2021.

The increase in Other revenues in the North America segment in third quarter of fiscal 2022 is predominantly driven by a reduction in social distancing measures in comparison to third quarter of fiscal 2021, as well as the agreement to manage and operate the Le Vallauris restaurant, Palm Springs in the first quarter of fiscal 2022, which has also contributed to the increase in Other revenues.

The increase in Other revenues in the United Kingdom segment are predominantly driven by increased footfall at our restaurants following the reduction in social distancing restrictions versus third quarter 2021, coupled with selective price increases across our food and beverage offerings, as well as a stronger average daily rate at our London townhouse which was up 13% versus the comparative period.

The Europe/RoW Other revenues segment has increased compared to third quarter fiscal 2021 due to Scorpios Beach Club which operated with less restrictions versus last year, and saw significant increase in visits following relaxed travel rules for key markets, such as the United States.

Other revenues reported under All Other above have increased predominantly due to increased revenues from our Soho Home offering which increased 55% compared to the third quarter of fiscal 2021and the lease promote received following the sale of our Paris property by the landlord of $4 million. As part of our lease agreements we often include a promote clause to ensure a share of any gain in the value of the property during our tenancy.

In constant currency, Other Revenues have an increase by $34,074, or 65%.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(139,212)	$(89,340)	(56)%	(83)%
Percentage of total House revenues	(81)%	(79)%
Operating loss	$(70,581)	$(53,444)	(32)%	(55)%
Operating loss margin	(27)%	(30)%
House-Level Contribution	$32,599	$23,950	36%	60%
House-Level Contribution Margin	19%	21%	(2)%
House-Level Contribution by segment:
North America	$17,093	$9,200	86%	86%
United Kingdom	13,399	10,686	25%	47%
Europe/RoW	418	3,356	(88)%	(85)%
All Other	1,689	708	n/m	n/m
House-Level Contribution Margin by segment:
North America	21%	18%
United Kingdom	23%	23%
Europe/RoW	1%	23%
All Other	64%	40%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $139,212 for the 13 weeks ended October 2, 2022, an increase of $49,872. The increase is primarily a result of fewer capacity restrictions in third quarter 2022 in comparison to third quarter 2021, where some of the Houses were operating at reduced capacity, and the associated increase in volumes. The increase year on year is also driven by six additional Houses opened since third quarter 2021, the impact of wage inflation and retention incentives across all regions as well as energy increases in the United Kingdom, the cost of which has doubled at our UK House versus the comparative quarter.

In constant currency, In-House Operating Expenses would have increased by $63,050.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $32,599 for the 13 weeks ended October 2, 2022, compared to $23,950 for the 13 weeks ended October 3, 2021, an increase of $8,649. The increase in House-Level Contribution predominantly relates to increased Soho House membership revenues as well as higher sales volumes and pricing across our rooms and food and beverage. These gains have been partly offset by increased operating expenses following the increase in trading volumes in third quarter 2022, as well as cost price inflation felt across all regions.

The Europe/ROW segment saw a decrease in Contribution and margin versus the comparative period predominantly due to the dilutive impact of two new Houses; Soho House Copenhagen and Soho House Tel Aviv, as well as lower contribution from Soho House Berlin versus the comparative period due to cost increases outstripping revenue increases predominantly due to significant wage increases, as a result of both higher trading volumes and wage inflation within the region.

House-Level Contribution Margin was 19% for the 13 weeks ended October 2, 2022, decreased by 2% from the prior period due to increased membership revenues in the quarter compared to the prior period being more than offset by higher expenses, especially wages.

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(74,482)	$(54,379)	(37)%	(61)%
Percentage of total other revenues	(79)%	(82)%
Operating loss	$(70,581)	$(53,444)	(32)%	(55)%
Operating loss margin	(27)%	(30)%
Other Contribution	$19,753	$11,890	66%	95%
Other Contribution Margin	21%	18%	3%
Other Contribution by segment:
North America	$4,718	$3,539	33%	33%
United Kingdom	3,112	1,289	n/m	n/m
Europe/RoW	11,217	6,103	84%	n/m
All Other	706	959	(26)%	(14)%
Other Contribution Margin by segment:
North America	30%	31%
United Kingdom	20%	16%
Europe/RoW	44%	34%
All Other	2%	3%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $74,482 for the 13 weeks ended October 2, 2022, compared with $54,379 for the 13 weeks ended October 3, 2021, an increase of $20,103, or 37%. This increase is primarily driven by reduced COVID-19 related trading restrictions in third quarter 2022 compared to third quarter 2021, thus resulting in higher trading volumes, particularly in relation to Scorpios Mykonos. In constant currency, Other Operating Expenses would have increased $28,124, or 61%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $19,753 for the 13 weeks ended October 2, 2022, compared to income of $11,890 for the comparative period, an increase of $7,863. This was predominantly driven by higher Non-House Membership Revenues, and a stronger performance year on year from Scorpios, Mykonos.

Other Contribution Margin was 21% for the 13 weeks ended October 2, 2022, an increase of 3% compared to the prior period driven by margin improvement at Scorpios, Mykonos, the lease promote gain in relation to the Soho House Paris property, as well as increased Non-House Membership Revenue following an additional approximately 32,400 members year on year.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$30,807	$24,369	26%	48%
Percentage of total revenues	12%	14%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $30,807 for the 13 weeks ended October 2, 2022, compared with $24,369 for the 13 weeks ended October 3, 2021, an increase of $6,438, or 26%. The increase year on year was primarily driven by additional headcount to support the Soho House expansion in the last 12 months coupled with wage increases for existing staff from February 2022 onwards, and costs associated with being a public company which have increased 38% versus the comparative period, driven predominantly by legal and professional fees.

In constant currency, General and Administrative Expenses would have an increase of $10,032, or 48%.

Pre-Opening Expenses

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$2,555	$4,672	(45)%	(36)%
Percentage of total revenues	1%	3%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-Opening expenses were $2,555 for the 13 weeks ended October 2, 2022, driven by the opening of Little House Balham and Soho House Copenhagen during the quarter as well as some costs for future House openings. This is a decrease of 45% compared with the 13 weeks ended October 3, 2021, driven by better cost control and size of the Houses opened in the quarter compared to third quarter fiscal 2021. In constant currency, Pre-Opening expenses would have decreased by 36%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$26,971	$21,500	25%	47%
Percentage of total revenues	10%	12%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization was $26,971 for the 13 weeks ended October 2, 2022, an increase of $5,471, or 25%, from the 13 weeks ended October 3, 2021. This increase was driven by the depreciation associated with six new Soho Houses that have opened since third quarter fiscal 2021, including Soho House Nashville, Holloway House, West Hollywood, Little House Balham and Brighton Beach House, all of which have opened in fiscal 2022 and by depreciation of $3 million recorded in the third quarter fiscal 2022, which we do not expect to recur. In constant currency, depreciation and amortization expenses would have increased by $8,642, or 47%.

Other Expenses

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$7,778	$15,281	(49)%	(40)%
Percentage of total revenues	3%	9%
Foreign exchange loss, net	$53,910	$14,599	n/m	n/m
Percentage of total revenues	20%	8%
Other	$912	$8,863	(90)%	(88)%
Percentage of total revenues	n/m	5%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $7,503 to $7,778 for the 13 weeks ended October 2, 2022, primarily driven by the one time expense recognized in the third quarter of 2021 from the acceleration of vesting for certain outstanding awards in connection with the IPO, in accordance with the original award terms. In both periods presented the pre-fiscal 2021 awards (Share Appreciation Rights and Growth Shares) continued to vest. The acceleration expense of approximately $9 million was partially offset by the impact of new grants made since the third quarter of 2021 and the full vesting impact of IPO awards which were only partially expensed in the third quarter of 2021. Also included in the 13 weeks ended October 2, 2022 is an expense of $1.9 million from the modification grant as a result of departure of the former Chief Operating Officer of the Company as well as $1.9 million from a new grant of RSUs that was made and fully expensed in the period.

Foreign exchange loss, net, which is unrealized and non-cash in nature, increased by $39,311 to $53,910 for the 13 weeks ended October 2, 2022, primarily driven by foreign exchange revaluation of our borrowings. The significant increase is a function of the relative volatility, period on period, of foreign exchange markets and the impact that this has had, most notably, on the revaluation of dollar borrowings held by non-dollar Group undertakings. Whilst the majority of our external borrowings are denominated in dollars, the foreign exchange impact primarily reflects the revaluation of our non-dollar denominated intra-group debt where we have lent dollars to non-dollar operating companies outside of the United States as well as our dollar denominated external borrowing held in non-dollar companies in our Group.
When we consolidate our non- United States companies and present a dollar view of the MCG Group, this intra-group debt is revalued from local currencies (pounds, euros etc.) to dollars and it is this non-cash revaluation that causes us to have this foreign exchange volatility.

Other expenses decreased by $7,951 to $912 for the 13 weeks ended October 2, 2022, primarily driven by non-recurring IPO related expenses of $8,514 and the non-cash member credit expense of $898 in the prior period as a result of the pandemic related closures. During the 13 weeks ended October 2, 2022, other expenses primarily related to cash severance payments totally $250 and legal expenses of $150.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$18,453	$20,827	(11)%	4%
Percentage of total revenues	7%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $18,453 for the 13 weeks ended October 2, 2022, a decrease of $2,374, or 11%, on the comparative period in 2021. This decrease is primarily due to FX movements, as in constant currency, net interest would have increased by $698, or 4%.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$20,260	$8,820	n/m	n/m
Percentage of total revenues	8%	5%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $20,260 for the 13 weeks ended October 2, 2022, in comparison to income of $8,820 for the 13 weeks ended October 3, 2021, an increase of $11,440. The increase is driven by increased operations following the removal of COVID-19 related restrictions in comparison to the 13 weeks ended October 3, 2021 as well as increased membership revenues from both Soho House and Non-House members. These increases were partially offset by an increases in General and administrative and In-House and Other operating expenses year on year. In constant currency, Adjusted EBITDA would have increased by $12,741 compared to the comparative period in fiscal 2021. For a reconciliation of Adjusted EBITDA, please refer to section "Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

Comparison of the 39 weeks ended October 2, 2022 and October 3, 2021

The following table summarizes our results of operations for the 39 weeks ended October 2, 2022 and October 3, 2021 (in thousands, except percentages):

	For the 39 Weeks Ended
	October 2, 2022	October 3, 2021		October 3, 2021 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$195,685	$136,518	43%	$123,074	59%
In-House revenues	305,928	128,911	n/m	116,216	n/m
Other revenues	200,211	110,610	81%	99,717	n/m
Total revenues	701,824	376,039	87%	339,007	n/m
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(380,880)	(205,579)	(85)%	(185,334)	n/m
Other operating expenses (exclusive of depreciation and amortization)	(184,873)	(123,257)	(50)%	(111,119)	(66)%
General and administrative expenses	(86,740)	(60,374)	(44)%	(54,429)	(59)%
Pre-opening expenses	(10,328)	(15,990)	35%	(14,415)	28%
Depreciation and amortization	(72,490)	(61,250)	(18)%	(55,218)	(31)%
Share-based compensation	(19,855)	(19,958)	1%	(17,993)	(10)%
Foreign exchange loss, net	(128,160)	(30,521)	n/m	(27,515)	n/m
Other	(1,989)	(22,974)	91%	(20,712)	90%
Total operating expenses	(885,315)	(539,903)	(64)%	(486,735)	(82)%
Operating loss	(183,491)	(163,864)	(12)%	(147,728)	(24)%
Other (expense) income
Interest expense, net	(52,948)	(67,449)	21%	(60,807)	13%
Gain on sale of property and other, net	1,529	6,872	(78)%	6,195	(75)%
Share of income of equity method investments	2,426	123	n/m	111	n/m
Total other expense, net	(48,993)	(60,454)	19%	(54,501)	10%
Loss before income taxes	(232,484)	(224,318)	(4)%	(202,229)	(15)%
Income tax expense	(3,070)	(2,048)	(50)%	(1,846)	(66)%
Net loss	(235,554)	(226,366)	(4)%	(204,075)	(15)%
Net loss attributable to noncontrolling interest	1,448	2,873	(50)%	2,590	(44)%
Net loss attributable to Membership Collective Group Inc.	$(234,106)	$(223,493)	(5)%	$(201,485)	(16)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$701,824	$376,039	87%	n/m
North America	279,398	154,308	81%	81%
United Kingdom	212,679	105,962	n/m	n/m
Europe/RoW	106,055	51,107	n/m	n/m
All Other	103,692	64,662	60%	78%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$195,685	$136,518	43%	59%
North America	95,795	65,840	45%	45%
United Kingdom	55,105	44,156	25%	38%
Europe/RoW	18,794	12,704	48%	64%
All Other	25,991	13,818	88%	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 43% (59% constant currency) to $195,685 for the 39 weeks ended October 2, 2022. This increase was predominantly driven by an additional 32,393 Adult Paying Soho House members at the end of the first three quarters of fiscal 2022 versus the comparative period driven by new members as well as the unfreezing of existing memberships as COVID-19 restrictions lifted in the second half of fiscal 2021. Additionally Soho House Every House membership fees were increased in February 2022 and again in April 2022, impacting all new members at the time of initial membership and existing members on renewal, which further increased membership revenue year on year.

There was also an increase in Non-House Membership revenues, following the increase in the number of Soho Friends and Soho Works members, with approximately 32,411 additional members in comparison to the end of the first three quarters of fiscal 2021.

Our United Kingdom segment saw an increase in Membership revenues of $10,949, or 25% (38% constant currency), due to the opening of Brighton Beach House in March 2022 and Little House Balham, London in July 2022 , as well as membership intakes and unfreezing memberships across all existing Houses following the lifting of COVID-19 restrictions, meaning an increase in Adult paying members versus three quarters of fiscal 2021.

North America segment saw an increase in revenues of $29,955, or 45% (45% constant currency), due to an increase in Adult paying members during the first three quarters of fiscal 2022 versus first three quarters 2021, including the opening of Soho House Nashville in February 2022 and Holloway House, West Hollywood. in May 2022 as well as increased intakes in existing Houses versus the first three quarters of fiscal 2021 where intakes were limited due to COVID-19 restrictions.

The Europe/ROW segment saw an increase in Membership revenues of $6,090, or 48% (64% constant currency), due to an increase in Adult paying members, predominantly from new and maturing Houses, and recommencement of larger intakes at Soho House Hong Kong in fiscal 2022 in comparison to the prior period.

Membership revenue reported under All Other above saw an increase predominantly driven by growth in CWH Adult Paying members as well as over 1,900 additional Soho Works paying members and approximately 34,800 additional Soho Friends members in comparison to the first three quarters of fiscal 2021.

In constant currency, Membership revenues would have increased by $72,611, or 59%.

In-House Revenues

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$305,928	$128,911	n/m	n/m
North America	135,510	64,858	n/m	n/m
United Kingdom	120,003	48,280	n/m	n/m
Europe/RoW	50,415	15,773	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $305,928 for the 39 weeks ended October 2, 2022, an increase of $177,017 versus the comparative period in 2021. The increase was predominantly driven by an easing of social distancing restrictions as a number of our Houses were either not open in first three quarters of fiscal 2021 or operating at reduced capacity, such as outdoor dining only in our North America and London Houses. Revenues were further increased due to new Soho Houses opening in first three quarters 2022, as well as select price increases across our In-House offerings.

In constant currency, In-House Revenues would have increased by $189,711.

Other Revenues

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$200,211	$110,610	81%	n/m
North America	48,094	23,610	n/m	n/m
United Kingdom	37,571	13,527	n/m	n/m
Europe/RoW	36,845	22,629	63%	81%
All Other	77,701	50,844	53%	70%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $200,211 for the 39 weeks ended October 2, 2022, compared to $110,610 for the 39 weeks ended October 3, 2021, an increase of $89,601. The increase is predominantly driven by increased trading in first three quarters of fiscal 2022 following fewer COVID-19 related restrictions in comparison to first three quarters of fiscal 2021.

In addition to reduced trading restrictions, the North America segment Other revenues have benefited in first three quarters of fiscal 2022 due to the acquisition of the remaining 50% share of the Mandolin restaurant in the second quarter of 2021 such that we now fully consolidate the restaurant’s financial results. The acquisition of the operating agreements relating to The LINE & Saguaro hotels in the second quarter of fiscal 2021 and the agreement to manage and operate the Le Vallauris restaurant, Palm Springs in the first quarter of fiscal 2022 have also contributed to the increase in Other revenues year on year.

The Europe/RoW Other revenues segment has increased compared to first three quarters of fiscal 2021 due to Scorpios Beach Club, which benefited from less restrictions versus last year as well as opening for the season two weeks earlier than in fiscal 2021, meaning increased revenue year on year.

In constant currency, Other Revenues have an increased by $100,493.

In-House Operating Expenses and House-Level Contribution

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(380,880)	$(205,579)	(85)%	n/m
Percentage of total House revenues	(79)%	(80)%
Operating loss	$(183,491)	$(163,864)	(12)%	(24)%
Operating loss margin	(26)%	(44)%
House-Level Contribution	$98,977	$50,816	95%	n/m
House-Level Contribution Margin	21%	20%	1%
House-Level Contribution by segment:
North America	$60,593	$26,895	n/m	n/m
United Kingdom	36,532	16,747	n/m	n/m
Europe/RoW	(2,394)	4,756	n/m	n/m
All Other	4,246	2,418	76%	95%
House-Level Contribution Margin by segment:
North America	26%	21%
United Kingdom	21%	18%
Europe/RoW	(3)%	17%
All Other	62%	46%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $380,880 for the 39 weeks ended October 2, 2022, an increase of $175,301. The increase is a result of six new Houses and fewer capacity restrictions in comparison to first three quarters of 2021, where the majority of Houses were shut or operating at reduced capacity, and the associated increase in volumes. Additionally, we also experienced significant cost inflation, and received fewer COVID-19 related government support grants to retain workers than in the first three quarters of fiscal 2021. The increase in In-House Operating Expenses was offset by an out-of-period adjustment correcting an error with respect to the estimation of the operating lease liability identified during the 13 week period ended July 3, 2022 but relating to the 13 week period ended April 3, 2022 and fiscal years 2022, 2020 and 2019. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.

In the first three quarters of 2022, as a result of the continued impact from the COVID-19 pandemic, governmental agencies in the European Union provided grants primarily to retain on payroll workers that would have otherwise been terminated and were instead furloughed in accordance with the rules of the applicable national scheme. Such government grants, which under their terms meant that the furloughed employees were prohibited by law from providing the Company with services but kept on payroll rather than being terminated to claim unemployment benefits, totaled $0.7 million in first three quarters of 2022, and are presented as a reduction of payroll expenses within In-House Operating Expenses. Under the rules of the schemes, we applied to the relevant government agency and recovered the costs of furloughed employees. The net payroll expense within In-House Operating Expenses therefore only reflects the costs incurred from staff that were not furloughed and hence provided revenue generating services. In constant currency, In-House Operating Expenses would have increased by $195,546.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $98,977 for the 39 weeks ended October 2, 2022, compared to $50,816 for the 39 weeks ended October 3, 2021, an increase of $48,161. The increase in House-Level Contribution partly relates to the impact of COVID-19 related restrictions in the first three quarters of fiscal 2021 and the return of trading volumes in the first three quarters of fiscal 2022, as well as increased Soho House membership revenues. This increase is partially offset by the opening of six additional Houses versus the first three quarters of fiscal 2021, with Houses tending to have negative contribution in their first year as the House matures.

House-Level Contribution Margin was 21% for the 39 weeks ended October 2, 2022, increased by 1% from the prior period due to increased membership revenues and higher trading in the 39 weeks ended October 3, 2021 compared to the prior period, partially offset by the dilutive impact of six new Houses, Houses in Europe / RoW that were still impacted by COVID restrictions, and significant cost inflation.

Other Operating Expenses and Other Contribution

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(184,873)	$(123,257)	(50)%	(66)%
Percentage of total other revenues	(83)%	n/m
Operating loss	$(183,491)	$(163,864)	(12)%	(24)%
Operating loss margin	(26)%	(44)%
Other Contribution	$37,094	$(3,613)	n/m	n/m
Other Contribution Margin	17%	(3)%	20%	(23)%
Other Contribution by segment:
North America	$10,323	$6,258	65%	65%
United Kingdom	8,798	(2,138)	n/m	n/m
Europe/RoW	14,459	6,928	n/m	n/m
All Other	3,514	(14,661)	n/m	n/m
Other Contribution Margin by segment:
North America	21%	26%
United Kingdom	23%	(15)%
Europe/RoW	39%	31%
All Other	4%	(25)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $184,873 for the 39 weeks ended October 2, 2022, compared with $123,257 for the 39 weeks ended October 3, 2021, an increase of $61,616, or 50%. This increase is primarily driven by reduced COVID-19 related trading restrictions in the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021, thus resulting in higher trading volumes. In constant currency, Other Operating Expenses would have increased $73,754, or 66%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $37,094 for the 39 weeks ended October 2, 2022, compared to a loss of $3,613 for the comparative period, an increase of $40,707. This was predominantly driven by higher Non-House Membership Revenues and increased contribution from public restaurants and Scorpios Beach Club, Mykonos following removal of COVID-19 related trading restrictions.

Other Contribution reported under All Other above has increased significantly year on year due to better performance of Soho Restaurants, following removal of COVID-19 restrictions in UK, improved sales and profitability from Soho Home, as well as higher contribution of our Soho House Design business year on year due to third party projects.

Other Contribution Margin was 17% for the 39 weeks ended October 2, 2022, an increase of 20% compared to the prior period, predominantly driven by removal of trading restrictions coupled with a very strong season at Scorpios Mykonos.

General and Administrative Expenses

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$86,740	$60,374	44%	59%
Percentage of total revenues	12%	16%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $86,740 for the 39 weeks ended October 2, 2022, compared with $60,374 for the 39 weeks ended October 3, 2021, an increase of $26,366, or 44%. The increase was primarily driven by the increase in headcount at support offices as a result of increase in business activity following removal of COVID restrictions, additional headcount to support expansion and wage increases for existing staff from February 2022 onwards. In addition to this, there was a decrease in government support received in the 39 weeks ended October 2, 2022 in comparison to the prior period.

In constant currency, General and Administrative Expenses would have an increase of $32,311, or 59%.

Pre-Opening Expenses

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$10,328	$15,990	(35)%	(28)%
Percentage of total revenues	1%	4%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-Opening expenses were $10,328 for the 39 weeks ended October 2, 2022, driven by the opening of five Soho Houses during the first three quarters of fiscal 2022. The reduction in comparison to $15,990 for the 39 weeks ended October 3, 2021, is predominantly driven by better cost control and timing and size of new House openings. In constant currency, Pre-Opening expenses would have decreased by 28%.

Depreciation and Amortization

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$72,490	$61,250	18%	31%
Percentage of total revenues	10%	16%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization was $72,490 for the 39 weeks ended October 2, 2022, an increase of $11,240, or 18%, from the 39 weeks ended October 3, 2021. This increase was primarily driven by amortization of capitalized IT development costs, as well as depreciation associated with six new Soho Houses that opened in since the first three quarters of fiscal 2021 and by depreciation of $3 million recorded in the third quarter fiscal 2022, which we do not expect to recur. In constant currency, depreciation and amortization expenses would have increased by $17,272, or 31%.

Other Expenses

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$19,855	$19,958	(1)%	10%
Percentage of total revenues	3%	5%
Foreign exchange loss, net	$128,160	$30,521	n/m	n/m
Percentage of total revenues	18%	8%
Other	$1,989	$22,974	(91)%	(90)%
Percentage of total revenues	n/m	6%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $103 to $19,855 for the 39 weeks ended October 2, 2022, was primarily driven by the one time expense recognized in the 39 weeks ended October 3, 2021 from the acceleration of vesting for certain outstanding awards in connection with the IPO, in accordance with the original award terms. In both periods presented the pre-fiscal 2021 awards (Share Appreciation Rights and Growth Shares) continued to vest. The acceleration expense of approximately $9 million was almost fully offset by the impact of new grants made since the 39 weeks ended October 3, 2021 and the full vesting impact of IPO awards which were only partially expensed in the third quarter of 2021.

Foreign exchange loss, net, which is unrealized and non-cash in nature, increased by $97,639 to $128,160 for the 39 weeks ended October 2, 2022, primarily driven by foreign exchange revaluation of our borrowings, which have increased since the preceding period. Increased foreign exchange volatility during the period has also contributed to this increase most notably on our dollar borrowings held by non-dollar Group undertakings. Whilst the majority of our external borrowings are denominated in dollars, the foreign exchange impact primarily reflects the revaluation of our non-dollar denominated intra-group debt where we have lent dollars to non-dollar operating companies outside of the United States as well as our dollar denominated external borrowing held in non-dollar companies in our Group.

Other expenses decreased by $20,985 to $1,989 for the 39 weeks ended October 2, 2022, primarily driven by non-cash member credit expense of $5 million in the prior period as a result of the pandemic related closures and costs incurred associated with our Goldman Sachs refinancing in March 2021 and July 2021 IPO of $17 million. In the current period, the expense primarily relates to member credits and, because of comparatively fewer closures and operating restrictions, the associated expense is smaller. There were no refinancing or IPO related costs.

Interest Expense, Net

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$52,948	$67,449	(21)%	(13)%
Percentage of total revenues	8%	18%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $52,948 for the 39 weeks ended October 2, 2022, a decrease of $14,501, or 21%, on the comparative period in 2021. This decrease is primarily due to the one off $9 million loss on extinguishment of the Permira Senior Facility, in addition to a $5 million exit fee on the Senior Facility related to the IPO transaction, in the 39 weeks ended October 3, 2021, offset by the incremental interest expense incurred following issuance of $100 million of additional notes in March 2022 under the Goldman Sachs Senior Secured Note facility. In constant currency, net interest would have decreased by $7,859, or 13%.

Adjusted EBITDA

	For the 39 Weeks Ended		Percent Change
	October 2, 2022	October 3, 2021	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$37,838	$(26,528)	n/m	n/m
Percentage of total revenues	5%	(7)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $37,838 for the 39 weeks ended October 2, 2022, in comparison to a loss of $26,528 for the 39 weeks ended October 3, 2021, an increase of $64,366. The increase is driven by increased operations following the removal of COVID-19 related restrictions in comparison to the 39 weeks ended October 3, 2021 as well as increased membership revenues from both Soho House and Non-House members driven by both price increase for Soho House membership as well as an increase in the number of both House and Non-House member versus the first three quarters of fiscal 2021. This increase was partially offset by increased General and administrative, In-House and Other operating costs in contrast to the first three quarters of fiscal 2021. In constant currency, Adjusted EBITDA would have increased by $61,754 compared to the comparative period in fiscal 2021. For a reconciliation of Adjusted EBITDA, please refer to section "Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

For the 13 weeks ended October 2, 2022 and October 3, 2021

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	October 2, 2022 Actuals	October 3, 2021 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(91,373)	$(76,221)	(20)%	(41)%
Depreciation and amortization	26,971	21,500	25%	47%
Interest expense, net	18,453	20,827	(11)%	4%
Income tax expense	3,013	2,868	5%	23%
EBITDA	(42,936)	(31,026)	(38)%	(62)%
Loss on sale of property and other, net	12	31	(61)%	(54)%
Share of profit of equity method investments	(686)	(949)	28%	15%
Foreign exchange(2)	53,910	14,599	n/m	n/m
Share of equity method investments adjusted EBITDA	1,978	1,848	7%	26%
Adjusted share-based compensation expense⁽²⁾⁽³⁾	3,980	15,281	(74)%	(69)%
Operational reorganization and severance expense⁽⁴⁾	4,046	—	n/m	n/m
Membership credits (rebate) expense⁽⁵⁾	(44)	898	n/m	n/m
COVID-19 related rebate⁽⁶⁾	—	(376)	n/m	n/m
Corporate financing and restructuring costs⁽⁷⁾	—	8,514	n/m	n/m
Adjusted EBITDA	$20,260	$8,820	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended October 2, 2022 and October 3, 2021—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
This excludes a $4 million non-cash expense, which is included within Share-based compensation expense in the Condensed Consolidated Statements of Operations, separately presented within Operational reorganization and severance expense below.
(4)
Represents expenses incurred with respect to an internal reorganization program of the Company's operations team. In the 13 weeks ended October 2, 2022 this includes a non-cash share-based compensation expense of $4 million and cash severance related to the departure of the former Chief Operating Officer of the Company. The non-cash share-based compensation expense is reported within Share-based compensation expense in the unaudited condensed consolidated statement of operations for the 13 weeks ended October 2, 2022.
(5)
Beginning on March 14, 2020, due to the COVID-19 pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.
(6)
Represent items of additional expense incurred in order to comply with health and safety protocols while keeping certain Houses open during the pandemic. In 2021, we received a government grant related to business rates in the UK which reduced our COVID-19 related expenses.
(7)
Our Corporate financing and restructuring costs vary significantly each year and period presented based on financing and restructuring being undertaken. Such costs do not relate to normal, recurring, cash operating expenses. In the third quarter of 2021, these costs consisted of IPO-related costs of $9 million.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 13 Weeks Ended
	October 2, 2022	October 3, 2021	Change %	October 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(70,581)	$(53,444)	(32)%	$(45,562)	(55)%
General and administrative	30,807	24,369	26%	20,775	48%
Pre-opening expenses	2,555	4,672	(45)%	3,983	(36)%
Depreciation and amortization	26,971	21,500	25%	18,329	47%
Share-based compensation	7,778	15,281	(49)%	13,027	(40)%
Foreign exchange loss, net	53,910	14,599	n/m	12,446	n/m
Other	912	8,863	(90)%	7,556	(88)%
Non-House membership revenues	(7,700)	(4,731)	(63)%	(4,033)	(91)%
Other revenues	(86,535)	(61,538)	(41)%	(52,461)	(65)%
Other operating expenses	74,482	54,379	37%	46,358	61%
House-Level Contribution	$32,599	$23,950	36%	$20,418	60%
Operating loss margin	(27)%	(30)%		(30)%
House-Level Contribution Margin	19%	21%		21%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	October 2, 2022	October 3, 2021	Change %	October 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$71,023	$51,162	39%	$43,616	63%
Less: Non-House membership revenues	(7,700)	(4,731)	(63)%	(4,033)	(91)%
Add: In-House revenues	108,488	66,859	62%	56,997	90%
Total House revenues	171,811	113,290	52%	96,580	78%
Less: In-House operating expenses	139,212	89,340	56%	76,162	83%
House-Level Contribution	$32,599	$23,950	36%	$20,418	60%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	October 2, 2022	October 3, 2021	Change %	October 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(70,581)	$(53,444)	(32)%	$(45,562)	(55)%
General and administrative	30,807	24,369	26%	20,775	48%
Pre-opening expenses	2,555	4,672	(45)%	3,983	(36)%
Depreciation and amortization	26,971	21,500	25%	18,329	47%
Share-based compensation	7,778	15,281	(49)%	13,027	(40)%
Foreign exchange loss, net	53,910	14,599	n/m	12,446	n/m
Other	912	8,863	(90)%	7,556	(88)%
House membership revenues	(63,323)	(46,431)	36%	(39,583)	(60)%
In-House revenues	(108,488)	(66,859)	(62)%	(56,997)	(90)%
In-House operating expenses	139,212	89,340	56%	76,162	83%
Total Other Contribution	$19,753	$11,890	66%	$10,136	95%
Operating loss margin	(27)%	(30)%		(30)%
Other Contribution Margin	21%	18%		18%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	October 2, 2022	October 3, 2021	Change %	October 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$7,700	$4,731	63%	$4,033	91%
Add: other revenues	86,535	61,538	41%	52,461	65%
Less: other operating expenses	74,482	54,379	37%	46,358	61%
Other Contribution	$19,753	$11,890	66%	$10,136	95%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

For the 39 weeks ended October 2, 2022 and October 3, 2021

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the 39 Weeks Ended		Percent Change
	October 2, 2022 Actuals	October 3, 2021 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(235,554)	$(226,366)	(4)%	(15)%
Depreciation and amortization	72,490	61,250	18%	31%
Interest expense, net	52,948	67,449	(21)%	(13)%
Income tax expense	3,070	2,048	50%	66%
EBITDA	(107,046)	(95,619)	(12)%	(24)%
Gain on sale of property and other, net	(1,529)	(6,872)	78%	75%
Share of profit of equity method investments	(2,426)	(123)	n/m	n/m
Foreign exchange(2)	128,160	30,521	n/m	n/m
Share of equity method investments adjusted EBITDA	5,682	4,175	36%	51%
Adjusted share-based compensation expense⁽²⁾⁽³⁾	16,057	19,958	(20)%	(11)%
Operational reorganization and severance expense⁽⁴⁾	4,046	—	n/m	n/m
Membership credits (rebate) expense⁽⁵⁾	1,216	5,052	(76)%	(73)%
COVID-19 related rebate⁽⁶⁾	—	(617)	n/m	n/m
Corporate financing and restructuring costs⁽⁷⁾	—	16,997	n/m	n/m
Out of period operating lease liability adjustment(8)	(6,322)	—	n/m	n/m
Adjusted EBITDA	$37,838	$(26,528)	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 39 Weeks Ended October 2, 2022 and October 3, 2021—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
This excludes a $4 million non-cash expense, which is included within Share-based compensation expense in the Condensed Consolidated Statements of Operations, separately presented within Operational reorganization and severance expense below.
(4)
Represents expenses incurred with respect to an internal reorganization program of the Company's operations team. In the 39 weeks ended October 2, 2022 this includes a non-cash share-based compensation expense of $4 million and cash severance related to the departure of the former Chief Operating Officer of the Company. The non-cash share-based compensation expense is reported within Share-based compensation expense in the unaudited condensed consolidated statement of operations for the 39 weeks ended October 2, 2022.
(5)
Beginning on March 14, 2020, due to the COVID-19 pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.
(6)
Represent items of additional expense incurred in order to comply with health and safety protocols while keeping certain Houses open during the pandemic. In 2021, we received a government grant related to business rates in the UK which reduced our COVID-19 related expenses.
(7)
Our Corporate financing and restructuring costs vary significantly each year and period presented based on financing and restructuring being undertaken. Such costs do not relate to normal, recurring, cash operating expenses. In the first three quarters of 2021, these costs consisted of certain items relating to acquiring shareholdings of joint ventures and non-controlling interests of $250 not held by the Company and refinancing fees and IPO-related costs totaling $16,747.
(8)
Represents an out-of-period adjustment correcting an error with respect to the estimation of the operating lease liability identified during the 39 week period ended October 3, 2022 but relating to fiscal years 2021, 2020 and 2019. There is no material impact from the correction of this error to previously reported periods. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 39 Weeks Ended
	October 2, 2022	October 3, 2021	Change %	October 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(183,491)	$(163,864)	(12)%	$(147,728)	(24)%
General and administrative	86,740	60,374	44%	54,429	59%
Pre-opening expenses	10,328	15,990	(35)%	14,415	(28)%
Depreciation and amortization	72,490	61,250	18%	55,218	31%
Share-based compensation	19,855	19,958	(1)%	17,993	10%
Foreign exchange loss, net	128,160	30,521	n/m	27,515	n/m
Other	1,989	22,974	(91)%	20,712	(90)%
Non-House membership revenues	(21,756)	(9,034)	n/m	(8,144)	n/m
Other revenues	(200,211)	(110,610)	(81)%	(99,717)	n/m
Other operating expenses	184,873	123,257	50%	111,119	66%
House-Level Contribution	$98,977	$50,816	95%	$45,812	n/m
Operating loss margin	(26)%	(44)%		(44)%
House-Level Contribution Margin	21%	20%		20%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	October 2, 2022	October 3, 2021	Change %	October 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$195,685	$136,518	43%	$123,074	59%
Less: Non-House membership revenues	(21,756)	(9,034)	n/m	(8,144)	n/m
Add: In-House revenues	305,928	128,911	n/m	116,216	n/m
Total House revenues	479,857	256,395	87%	231,146	n/m
Less: In-House operating expenses	380,880	205,579	85%	185,334	n/m
House-Level Contribution	$98,977	$50,816	95%	$45,812	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	October 2, 2022	October 3, 2021	Change %	October 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(183,491)	$(163,864)	(12)%	$(147,728)	(24)%
General and administrative	86,740	60,374	44%	54,429	59%
Pre-opening expenses	10,328	15,990	(35)%	14,415	(28)%
Depreciation and amortization	72,490	61,250	18%	55,218	31%
Share-based compensation	19,855	19,958	(1)%	17,993	10%
Foreign exchange loss, net	128,160	30,521	n/m	27,515	n/m
Other	1,989	22,974	(91)%	20,712	(90)%
House membership revenues	(173,929)	(127,484)	(36)%	(114,930)	(51)%
In-House revenues	(305,928)	(128,911)	n/m	(116,216)	n/m
In-House operating expenses	380,880	205,579	85%	185,334	n/m
Total Other Contribution	$37,094	$(3,613)	n/m	$(3,258)	n/m
Operating loss margin	(26)%	(44)%		(44)%
Other Contribution Margin	17%	(3)%		(3)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	October 2, 2022	October 3, 2021	Change %	October 3, 2021 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$21,756	$9,034	n/m	$8,144	n/m
Add: other revenues	200,211	110,610	81%	99,717	n/m
Less: other operating expenses	184,873	123,257	50%	111,119	66%
Other Contribution	$37,094	$(3,613)	n/m	$(3,258)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of October 2, 2022, we maintained a Cash and cash equivalents balance of $228 million and a Restricted cash balance of $7 million.

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

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 39 Weeks Ended
	October 2, 2022	October 3, 2021
	(Unaudited, dollar amounts in thousands)
Net cash generated by (used in)
Net cash provided by (used in) operating activities	$38,106	$(114,939)
Net cash used in investing activities	(79,614)	(79,556)
Net cash provided by financing activities	69,171	404,451
Effect of exchange rates on cash and cash equivalents	(13,224)	(1,104)
Net increase in cash and cash equivalents	$14,439	$208,852

Net Cash Used in Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 39 weeks ended October 2, 2022, we had a $38,106 inflow of cash from operating activities, which includes a net loss of $235,554, depreciation and amortization of $72,490, and a favorable net working capital change of $28,669.

For the 39 weeks ended October 3, 2021, we had a $114,939 outflow of cash from operating activities, which includes a net loss of $226,366, depreciation and amortization of $61,250, and a favorable net working capital change of $52,337.

Net Cash Used in Investing Activities

The primary cash inflows from investing activities include the cash acquired as a result of acquisitions. The primary cash outflows from investing activities include the purchase of property and equipment, intangibles and the acquisition of noncontrolling interests.

For the 39 weeks ended October 2, 2022, we had a $79,614 outflow of cash from investing activities, primarily due to purchases of property and equipment of $62,989 and purchases of intangible assets of $17,628.

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

For the 39 weeks ended October 2, 2022, we had a $69,171 inflow of cash from financing activities, primarily due to the proceeds from borrowings, net of debt issuance costs of $1 million, of $99 million related to the Goldman Sachs Senior Secured Note Purchase Agreement. Refer to Note 11 - Debt in this Quarterly Report on Form 10-Q for additional information.

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

Cash Requirements from Contractual and Other Obligations

As of October 2, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

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

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $4 million lower and approximately $5 million higher, respectively, and Net Loss would have been approximately $3 million lower and approximately $3 million higher, respectively, for the 13 weeks ended October 2, 2022.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $2 million lower and approximately $2 million higher, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 13 weeks ended October 2, 2022.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $36 million lower and approximately $40 million higher, respectively, and Net Loss would have been approximately $21 million lower and approximately $23 million higher, respectively, for the 39 weeks ended October 2, 2022.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $9 million lower and approximately $8 million higher, respectively, and Net Loss would have been approximately $1 million lower and approximately less than $1 million higher, respectively, for the 39 weeks ended October 2, 2022.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of October 2, 2022, we had $228 million in cash and cash equivalents on the balance sheet to meet our funding needs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of October 2, 2022 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in our Annual Report in Form 10-K for the fiscal year ended January 2, 2022, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of January 2, 2022, due to insufficiently qualified accounting and other finance personnel with an appropriate level of US GAAP knowledge and experience. Management believes that our lack of experience with US GAAP and the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or were not operating effectively constituted material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 39 weeks ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the 13 weeks ended October 2, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 4, 2022 through July 31, 2022	513,570	$6.68	513,570	$27
August 1, 2022 through August 28, 2022	1,002,066	$7.27	1,002,066	$20
August 29, 2022 through October 2, 2022	846,447	$5.41	846,447	$15
Total	2,362,083	$6.47	2,362,083

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Amendment to Restricted Stock Award Agreement under the Membership Collective Group, Inc. 2021 Equity and Incentive Plan, dated as of September 28, 2022.
10.2*	Restricted Stock Unit Award Agreement, dated as of September 28, 2022.
10.3*	Amendment to Restricted Stock Unit Award Agreement under the Membership Collective Group, Inc. 2021 Equity and Incentive Plan, dated as of September 28, 2022.
10.4*	Consultancy Agreement between Soho House UK Limited and Martin Kuczmarski, dated as of September 28, 2022.
10.5*	Soho House UK Limited and Martin Kuczmarski Settlement Deed. 28 September 2022.
10.6

Amendment Letter Agreement dated as of November 10, 2022 among Soho House Bond Limited, the subsidiary obligors party thereto and Global Loan Agency Services Limited, acting on behalf of the Lenders under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022)

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

Membership Collective Group Inc.

Date: November 16, 2022	By:	/s/ Nick Jones
Nick Jones
Chief Executive Officer

Date: November 16, 2022	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer