Form 10-K
period 2023-01-01
Membership Collective Group Inc.
filed 2023-03-08
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2023

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the 2023 Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A Common Stock on July 1, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was approximately $368,445,641. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of March 6, 2023, the registrant had 195,539,995 shares outstanding, comprised of 54,039,610 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Registrant's 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The Registrant expects to file such proxy statements within 120 days after the end of its fiscal year.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements may also include information related to Revenue per Available Room (“RevPAR”), average daily rate ("ADR"), occupancy and other future demand trends and expectations. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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
•
changes in consumer discretionary spending and general economic factors may adversely affect our business, financial condition and results of operations including but not limited to increased global inflationary pressures;
•
increased use of social media could create and/or amplify the effects of negative publicity and have a material adverse effect on our business, financial condition or results of operations;
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
•
difficult conditions in the global financial markets and the economy generally could affect our ability to obtain capital or financing and materially adversely affect our business, financial condition and results of operations;
•
our continued growth depends on our ability to expand our presence in new and existing markets and develop complementary properties, concepts and product lines;
•
foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our business, financial condition and results of operations;

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
•
a cybersecurity attack, ‘data breach’ or other security incident experienced by us or our third-party service providers may result in negative publicity, claims, investigations and litigation and adversely affect our business, results of operations and financial condition;
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
•
the COVID-19 pandemic, including the outbreak of new or different variants thereof, or the future outbreak of any other highly infectious or contagious diseases, has caused disruption to our business, liquidity, financial condition and results of operations. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the global economy and financial markets and could continue to create business continuity issues of an unpredictable magnitude and duration;
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

We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 28 years, we have significantly expanded our membership expertise and diversified our offerings—both physically and digitally. As of January 1, 2023, we have approximately 226,800 members (including approximately 162,000 Soho House members) who engage with MCG through our global portfolio of 40 Soho Houses, 9 Soho Works, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and the LINE and Saguaro hotels in North America also form part of MCG’s wider portfolio.

The central pillar of MCG is Soho House, which drives the majority of our membership and revenue today. A Soho House membership offers access to a network of distinctive and carefully curated Houses, across North America, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including the Soho House App and our website. Our vision for the Soho House App has always been for it to be like having a House in your pocket. It’s our central destination for members to make bookings, invite guests, make payments, and connect with each other. Annually, we host thousands of member events worldwide, spanning film, fashion, art, food and drink, well-being, work and music—and help our members forge connections to bring them closer together.

Our membership expertise, honed through the growth of Soho House, has led to our evolution into the Membership Collective Group, a home to numerous memberships including Cities Without Houses, Soho Works, Soho Friends and Ned’s Club. By designing, curating and growing our membership offering, our membership platform can respond to shifting lifestyle trends and the evolution of our members’ needs. Our memberships work together, allowing us to reach new audiences with a set of interconnected offerings.

Everything we do across these memberships begins and ends with our members. The foundation of our member experience has been crafted over our 28-year history and is built on the following pillars:

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
•
Design: Our design DNA is instantly recognizable across all of our membership models, whether in our Houses, Soho Works, The Ned, Scorpios Beach Club or Soho Home. While each House and property is unique, they each have a consistency in their architectural and interior style that has come to define the Soho House experience. In each new House or site that we develop for our other brands, this style is interpreted for local tastes and preferences, reflecting the culture of the respective city.
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

The demand for our membership is also demonstrated by our large and growing global wait list, which as of January 1, 2023 stands at over 86,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

OUR ASSET LIGHT STRATEGY

Historically we have made significant investments in the development of our Houses, either in purchasing an ownership position and/or making material investment in the build out of the property alongside our landlords. Beginning several years ago, with the growing reputation of Soho House as a marquee tenant, we began making a conscious shift to an asset light development model to conserve and drive improved return on our capital. Under this model, our landlord agrees to fund a substantial portion, or all, of the development costs of a House, to our design specifications, leaving us to fund only pre-opening expenses (and art and other unique interior design elements). Virtually all of the Houses that we plan to open in the foreseeable future reflect this asset-light model.

While our investment in our full-size Houses has historically approached, or in certain cases exceeded, $10 million, under our asset-light model we expect our contribution to open new Houses, comprised primarily of pre-opening expenses and art, will fall, on average, in the $3 million to $6 million range. Despite a modest increase in average rents from this strategy, we believe the considerably reduced capital investment will result in meaningfully improved cash-on-cash returns and capital efficiency.

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

Our three reportable segments and our “other” segment are as follows:

United Kingdom. This segment encompasses operating units in the UK, including:

•
Our thirteen Soho Houses in and around London;
•
Two townhouses encompassing bedrooms and public restaurants, five stand-alone restaurants and four apartments;
•
Soho Friends – UK membership fees; and
•
The management fees under a hotel management contract for the operation of the Ned London.

North America. This segment encompasses operating units in North America, including:

•
Our twelve US Houses, our Toronto (Canada) House, which is a joint venture entity, and the management fees from Soho Beach House Canouan;
•
Four stand-alone US restaurants and the Willows Inn in Palm Springs, California;
•
Soho Friends – US membership fees; and
•
The management fees under various hotel management contracts including the operation of the LINE and Saguaro Hotels, and the Ned NoMad in New York.

Europe and Rest of the World ("ROW"). This segment encompasses operating units in continental Europe and RoW, currently comprised of:

•
Eleven Houses in Europe including Soho House Barcelona and Little Beach House Barcelona, which are joint venture entities, and Soho House Istanbul which is under a management agreement;
•
Soho House Hong Kong and the management fees from Soho House Mumbai;
•
Our majority interest in Scorpios Beach Club Mykonos;
•
Soho Friends – Europe and RoW membership fees; and
•
The management fees under a hotel management contract for the operation of the Ned Doha in Qatar.

All Other. This segment includes the following:

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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a new US Every House annual membership fee of approximately $4,500, providing access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (26 years old and younger) and “Millennials”(27- to 42-year-olds) constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as Cities Without Houses ("CWH"), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including Nashville, US (February 2022), Brighton, UK (March 2022) Copenhagen, Denmark (July 2022) and Stockholm, Sweden (December 2022). As of January 1, 2023, we have 6,800 CWH members across 73 cities.

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of approximately $130. We offer access to physical spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of January 1, 2023, we had 58,222 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

Soho Home

Soho Home was created as a result of the consistent requests from our members to recreate the look and feel of the Houses in their own homes. Soho Home is an interiors and lifestyle retail brand that offers handcrafted furniture, lighting, textiles, tableware and accessories mostly through ecommerce. Over the past few years, we have transformed Soho Home into a high growth retail business. At the beginning of August 2022, we merged our SOHO HOME+ membership into Soho Friends.

Soho Works

First launched in 2015, Soho Works provides its members with the space and resources to work alongside other like-minded individuals and businesses—facilitating connections and providing the tools to flourish. Aimed primarily at existing Soho House and Soho Friends members, Soho Works draws on the same design principles and membership ethos as Soho House, but is a space purposed entirely for work and creative collaboration.

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of January 1, 2023, we had 6,633 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership fee ranges from $400 to $750 per month, depending on membership type.

Scorpios Beach Club

Set in a cove on the southern tip of Mykonos, Scorpios offers a one of a kind beach experience with a well-established globally recognized brand. With a restaurant, terraces and daybeds, and a distinctive wellness offering, Scorpios enriches the lives of its guests who are looking to escape from their daily lives. We believe the Scorpios concept has significant potential to expand into additional locations as a key part of our platform and we expect to open our second site in Tulum, Mexico in 2024.

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader group of professional people. As of January 1, 2023, Ned’s Club London has approximately 3,000 members. In June 2022, The Ned NoMad in New York opened which covers 117,000 sq ft and includes a Ned’s Club, Cecconi's restaurant, as well as 167 bedrooms. As of January 1, 2023, The Ned NoMad has over 1,600 members. The Ned in Doha opened in November 2022, which as of January 1, 2023 had over 360 members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The hotels that are currently operational are located in Los Angeles, Washington, Austin, Palm Springs, and San Francisco (opened September 2022), and among them offer a variety of food and beverage offerings together with approximately 1,500 hotel rooms. We receive management fees under hotel management contract for the operation of these hotels. The transaction has broadened our geographic reach in North America. Refer to Item 8, Financial Statements and Supplementary Data, Note 3 - Acquisitions for further information.

OUR GROWTH PLAN

The core Soho House business is our key driver of global expansion. We are primarily focused on growing and enhancing Soho House membership value proposition to drive long-term recurring revenue as well as delivering operational excellence to drive profitability and free cash flow.

Membership is the core to everything we do and growing and enhancing the membership experience remains the core driver of growth for the business. Expansion of Soho House into new areas is exciting for us and our members, and both furthers the reach of and strengthens our brand. Opening Houses in existing cities satisfies unmet demand (as represented by our local wait lists), and leverages our existing infrastructure.

During fiscal 2022, we increased our total House count to 40 Houses compared to 33 Houses as of the end of fiscal 2021. Our recent development pipeline has extended our global footprint to exciting cities such as Nashville, Copenhagen, Stockholm and Brighton (UK). We continue to see substantial long-term growth opportunities in the Asia Pacific, Africa and South America regions. We currently anticipate a long-term growth target of five to seven Soho House openings annually over time. Our current pipeline anticipates our Soho House portfolio expanding to 45-47 Houses by year-end 2023.

Notably, aside from the temporary closure of certain Houses for public health and safety reasons (including the COVID-19 pandemic) or for refurbishment, we have never closed a House at any point in our 28-year history. We have a proven track record of consistently opening successful new sites that achieve member growth targets.

We have developed a digital platform that enables and supports all our memberships. The platform is a collection of software, both off the shelf and that which has been built in-house, and supports experience digitally for both prospective members and existing members, through our app, website, contact centers and in our physical spaces. The platform is scalable enabling it to support our continuing international growth secure and rich with features (including digital membership card, multiple types of bookings, guest invitations, payments, content publishing, subscription management and social connectivity) that manage and improve member experience. Our global website is the primary place for new member acquisitions and majority of our members use the app regularly.

In fiscal 2022, there were over one million non-member guests who visited our Houses, many of whom visited frequently. Our intention is to continue to convert these customers into Soho Friends and House members. We continue to leverage our House Guest system to collect data and better understand our customers and visitors. Through this and offering access to bedrooms and discounts, we continue to convert many of these visitors into Soho House and Soho Friends members. In addition, our members and guests get to experience the design elements of our houses and often are interested in buying them for their own homes. In fiscal 2022, Soho Home grew its sales by 97% and we believe Soho Home has significant potential to continue its strong growth. We also continue to grow Soho Works members as well as expanding Scorpios and The Ned, where we have a management contract, to additional locations.

HOUSE FOUNDATIONS

Our Environmental, Social and Governance (“ESG”) program, House Foundations, is focused on making a positive impact on our people, the lives of our members and the environment.

Aligning with the key impact areas of our business, our ESG strategy has a focus on value creation to attract and retain members and employees and to protect our surroundings, as part of a long-term goal to support the sustainable growth of Soho House.

People are at the heart of everything we do, and as such, our ESG progress to date has had a principal emphasis on social impact. As a global membership of creatives, we are committed to using our platform to help people from underrepresented and lower socio-economic backgrounds gain access to the creative industries. Alongside this, we have strong focus on Diversity, Equity and Inclusion in our teams and supply chain, and on supporting the communities around us, through Soho Give.

We have also developed a sustainability program to reduce the impact of our business on the environment. We have set ambitious 2030 goals, as well as yearly roadmaps to reduce carbon emissions in our direct operations and supply chain in line with the 2015 Paris Climate Agreement, to promote responsible consumption and divert food and non-food waste from landfill, to minimize environmentally harmful practices in our sites, and to uphold an environmental and ethical standard in our supply chain through a supplier code of conduct. Our impact is tracked and measured against the UN Sustainable Development Goals, and to show our commitment to working towards a fair and sustainable planet we have signed the UN Global Compact.

House Foundations is the vision of our Founder Nick Jones and is led and championed by our CEO Andrew Carnie and CFO Thomas Allen, the Board and our wider leadership team. Our internal team, supported by our expert external advisors (The Sustainability Group), aims to integrate social, environmental and ethical practices into the running of our business.

We believe House Foundations adds more to our member experience and improves the well-being of our teams. This strategy has been supported by the findings of a materiality assessment carried out in 2022, in collaboration with internal and external stakeholders.

SEASONALITY

The hospitality industry is seasonal in nature. The periods during which our properties experience higher or lower levels of demand vary from property to property, depending principally upon their location and type of property. However, results were less predictable as a result of COVID-19 and related travel restrictions. Our revenue generally fluctuates quarterly and is expected to be highest in the fourth quarter and lowest in the first quarter of our fiscal year. Fourth quarter revenue benefits from holiday season spending while first quarter revenue is affected by colder weather impacting tourism to some of our major markets and a general reduction in in-house expenditures by members in January following the end of the holiday season.

INTELLECTUAL PROPERTY

Our portfolio of brand offerings, including Soho House, Soho Works, Scorpios, The Ned, the LINE and Saguaro, Cowshed, Soho House Design, Soho Home and Cecconi’s, and the digital platform that supports these are very important to us. We rely on trademarks, copyrights, know-how and expertise, registered domain names, license agreements, intellectual property assignment agreements, confidentiality procedures and nondisclosure agreements to establish and protect our intellectual property and proprietary rights. We seek to protect our intellectual property and proprietary rights, including our proprietary technology, know-how and brand, by relying on a combination of federal, state, and common law rights in the US and other jurisdictions, as well as on contractual measures. As of February 22, 2023, we owned approximately 84 registered US trademarks, 13 pending US trademark applications, 544 registered non-US trademarks and 54 pending non-US trademark applications. As of February 22, 2023, we owned approximately 709 US and international registered domain names, including www.sohohouse.com and www.membershipcollectivegroup.com.

Our strategy for opening any operation is to register national trademarks early in the process of expanding into new territories to prevent third parties from trademark squatting and registering their own competing trademarks before us. However, the efforts we take and have taken to protect our intellectual property rights may not be sufficient or effective. For example, brand squatting is an issue for us, particularly in places such as South America and Asia. In China and Australia, the presence of third-party rights holders with ‘Soho’ trademarks has made registering our ‘Soho House’ trademark a challenge. Where there are third-party rights in a particular jurisdiction, we generally assess the risk associated with such rights and take steps to oppose or negotiate with the trademark owner as appropriate, to protect our family of brands from dilution and customer confusion. Additionally, third parties have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us. Our trademarks have in the past and may in the future be opposed, contested, circumvented or found to be unenforceable, weak or invalid, and we may not be able to prevent third parties from infringing, misappropriating or otherwise violating them. To counter infringement or unauthorized use of our trademarks, we may deem it necessary to file infringement claims, which can be expensive and time consuming. For more information, see “Risk Factors—Risks Related to Our Business—Our intellectual property rights are valuable, and any failure to obtain, maintain, protect, defend and enforce our intellectual property, including due to ‘brand squatting,’ could have a negative impact on the value of our brand names and adversely affect our business and operations."

INFORMATION TECHNOLOGY, DATA PRIVACY AND CYBERSECURITY

We are committed to protecting the security of member data and other personally identifiable information ("PII"). We undertake measures to protect our systems, including the Soho House App and our website, and the member data and other PII that our systems collect, store, share, transmit, disclose and otherwise process. We have developed policies and procedures designed to manage data security risks. We employ technical security defenses, monitor servers and systems, and use technical measures such as data encryption. We also use third parties to assist in our security practices as well as to prevent and detect fraud. We are subject to a number of stringent, complex and evolving federal, state and local data protection, privacy and security laws, rules, regulations, policies, industry standards and other legal obligations in the US and around the world. Any actual or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state, local or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security, including in connection with the Soho House App, that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of PII or other member data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations. For more information, see “Risk Factors—Risks Related to our Technology and Data—A cybersecurity attack, ‘data breach’ or other security incident experienced by us or our third-party service providers may result in negative publicity, claims, investigations and litigation and adversely affect our results of operations and financial condition” and “Risk Factors—Risks Related to our Technology and Data—If we fail to properly maintain the confidentiality and integrity of our data, including member and customer credit or debit card and bank account information and other PII, or if we fail to comply with applicable laws, rules, regulations, industry standards and contractual obligations relating to data privacy, protection and security, it may adversely affect our reputation, business and operations.”

We expect to continue to invest in technology capabilities to support, protect and drive our business.

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of February 28, 2023, Soho House employed 7,714 individuals including in our support offices of whom 943 are based at our support offices in London, New York and Los Angeles.

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

REGULATION

We are subject to numerous foreign, federal, state and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building, zoning and environmental requirements, health and safety and fire codes, data privacy, protection and security and general business license and permit requirements, in the various jurisdictions in which we design, construct, manage, lease and/or own or operate properties. In addition, the retail nature of a portion of our business requires us to comply with laws and regulations concerning product safety and testing, as well as consumer rights. Our ability to develop new Houses and privately commissioned projects and to remodel, refurbish or add to our existing Houses is also dependent on obtaining permits from local authorities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, their ages and positions as of January 1, 2023:

NAME	AGE	POSITION
Ron Burkle . . . . . . . . . . . . . . . . . . . .	70	Executive Chairman and Director
Andrew Carnie . . . . . . . . . . . . . . . . . .	48	Chief Executive Officer and Director
Nick Jones . . . . . . . . . . . . . . . . . . . . .	59	Founder and Director
Thomas Allen . . . . . . . . . . . . . . . . . .	40	Chief Financial Officer

Ron Burkle has been a member of the Membership Collective Group (previously Soho House) Board and the executive chairman since 2012. He founded The Yucaipa Companies in 1986 and is widely recognized as one of the most successful investors in the hospitality, retail, manufacturing and distribution sectors. He is a controlling stockholder of a number of businesses and a trustee of some key philanthropic organizations. We believe Ron is qualified to serve as a member of our Board due to his deep experience in the finance and hospitality industries.

Andrew Carnie has served as Chief Executive Officer of Membership Collective Group (previously Soho House) since November 2022 and President since September 2020. He previously served as the Chief Commercial Officer of Soho House from June 2019 to September 2020. From November 2013 to April 2019, Andrew worked in various positions at Anthropologie Group, including as President from April 2018 to April 2019. We believe Andrew is qualified to serve as a member of our Board due to his experience in the retail and consumer industries.

Nick Jones is the founder of Soho House and has been a member of the Membership Collective Group (previously Soho House) Board since its inception. He opened Cafe Boheme on Old Compton Street in 1992 in London’s Soho, and went on to open the first House, Greek Street, in the space above in 1995. Nick has overseen every step of the growth of Soho House. He was awarded an MBE in the Queen’s 2017 New Year’s Honours List. We believe Nick Jones is qualified to serve as a member of our Board as a long-term founder of the business, and due to his deep experience across all areas of the business including his membership and hospitality experience.

Thomas Allen has served as the Chief Financial Officer of Membership Collective Group (previously Soho House) since June 2022. Previously, Thomas worked at Morgan Stanley from 2006 to 2022, most recently as Managing Director overseeing US Gaming, Lodging and Leisure Equity Research. He was recognized as a Top 3 ranked analyst in the Institutional Investor All Americas poll in 2021.

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

AVAILABLE INFORMATION

Our final prospectus dated July 14, 2021 that forms a part of our Registration Statement on Form S-1 (File No. 333-257206), as filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 16, 2021 (“Form S-1”), annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website, www.membershipcollectivegroup.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website and the information on it or connected to it is not incorporated by reference and should not be considered a part of this Annual Report on Form 10-K or any other filings with the SEC.

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

Risks Related to our Business

A resurgence of COVID-19, including any new or different variants thereof, or the future outbreak of any other highly infectious or contagious diseases, has caused, and will continue to cause, disruption to our business, financial condition, liquidity, results of operations, cash flows or prospects. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the global economy and financial markets and may continue to create widespread business continuity issues of an unpredictable magnitude and duration.

The resurgence of COVID-19, including any different variants thereof, has severely impacted global economic activity and caused significant volatility and negative pressure in new or financial markets during the past several years. The global impact of the outbreak has evolved rapidly and many countries, including the United Kingdom (the "UK") and the United States (the "US"), reacted by instituting quarantines, mandating business and school closures, and restricting travel, which along with other factors triggered a period of global economic slowdown.

The COVID-19 pandemic adversely affected our near-term operating and financial results and will continue to adversely impact our long-term operating and financial results. As a result of the imposition of government-imposed lockdowns in many of the territories in which our properties are located, a majority of our sites were forced to close or operate under restricted hours and with social distancing regulations in place throughout much of 2020, 2021 and the first half of 2022. As a result of the forced closures and restricted hours, our In-House revenues were impacted significantly during these periods.

The forced closure of many of our Houses for extended periods of time during the last several years has also resulted in an increase in attrition among existing members as well as an increase in the number of members freezing their memberships. While our Houses were closed due to the COVID-19 pandemic, each member could request a temporary freeze to their membership on a six, nine- or twelve-month basis during which time the member was not required to pay membership fees but did not have access to the Houses or any of our membership Apps, and did not receive any communications from us. At the end of the freeze period the member either resumes their membership and continues paying membership fees, or their membership is canceled. As of January 1, 2023, we had over 2,256 Frozen Members. Due to the continued uncertainty of the COVID-19 pandemic, we have seen higher levels of attrition and may continue to see those going forward to the extent it continues to persist or a resurgence occurs, increasing delinquencies in the payment of member dues, or we may encounter difficulties in attracting new members, any of which may materially and adversely affect our business, financial condition, liquidity, results of operations, cash flows or prospects.

In light of the ongoing nature of COVID-19 and the continued uncertainty it has caused around the world, we do not believe it is possible to predict the COVID-19 pandemic’s long-term impact on our future business, results of operations, financial condition and cash flows. Moreover, even though some restrictions have been lifted, demand for our offerings may continue to remain depressed for a significant length of time, and we cannot predict if and when demand will return to pre-COVID-19 levels. In addition, we cannot predict the impact the COVID-19 may continue to have on our business partners and third-party vendors and service providers, and we may continue to be materially adversely impacted as a result of the material adverse impact our business partners and third-party vendors suffer now and in the future.

To the extent the COVID-19 pandemic continues to materially adversely affect our business, results of operations, financial condition and cash flows, it may also have the effect of heightening many of the other risks described in these “Risk Factors” or elsewhere in this Annual Report on Form 10-K. Any of the foregoing factors, or other knock-on effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, results of operations, and financial condition.

We have incurred net losses in each year since our inception, and we may not be able to achieve profitability.

We have incurred net losses of $220 million, $269 million, and $235 million in fiscal 2022, 2021, and 2020, respectively. As of January 1, 2023, we had an accumulated deficit of $1,242 million and as of January 2, 2022, we had an accumulated deficit of $1,022 million. Historically, we have invested significantly in efforts to open new Houses, launch and grow complimentary businesses, hire additional employees, and enhance our membership experience. Throughout fiscal 2021 and fiscal 2022, as a response to the COVID-19 pandemic we significantly reduced our fixed and variable costs including by reducing discretionary capital spend. Nevertheless, we have continued to make significant investments in our membership platforms, including through our digital platforms and in new Houses. These efforts have and may continue to prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue from these investments or otherwise sufficiently offset these expenses. While we have enacted measures to reduce our expenses, we incurred a net loss in fiscal 2022.

Our planned growth could put strains on our senior management, employees, information systems and internal controls which may adversely impact our business and operations.

We have experienced significant growth in our business activities and operations in the past few years, including the number of Houses and new business areas that form part of our operations. In fiscal 2022 we opened seven new Houses: Nashville (February 2022), Brighton, UK (March 2022), Holloway House (May 2022), Little House Balham (July 2022), Copenhagen (July 2022), Stockholm (December 2022) and Little Pool House Miami (December 2022). Our past expansion has placed, and our planned future expansion, including our investments in our digital platforms and new Houses, will place, significant demands on our administrative, operational, financial and other resources. Any failure by us to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls.

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

Our success largely depends on our membership bases. The strength of our name, images, brands, trademarks and other intellectual property rights are a fundamental part of our ability to attract new members and retain current members, and our businesses would be adversely affected if our public image, reputation, brands, trademarks or other intellectual property rights were to be diminished, infringed, misappropriated or otherwise violated. If an event occurs that negatively affects our members’ perception of our name, images or brands, members may cancel their memberships or visit our properties and use our other offerings less frequently, or public perception of our names, images or brands may be negatively impacted which, in turn, could result in reduced traffic at our stand-alone restaurants, working spaces and/or spas, adversely affecting our business, financial condition, liquidity, results of operations, cash flows or prospects. Further, we are also at risk that the public may confuse our name, images, brands, trademarks and other intellectual property with other similarly-named brands. Such similarly-named brands may not operate at the same high standards that we do, resulting in negative goodwill for our name, images and brands.

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

Finally, if we expand too rapidly we are susceptible to the perceived erosion of the desirability of our brand. In any such event, attrition among existing members may increase markedly, and we may encounter difficulties in attracting new members, any of which may adversely affect our business, results of operations and financial condition.

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

In addition to registered intellectual property rights, we rely on non-registered proprietary information, technology and intellectual property rights, including with respect to the Soho House App and our other software, such as unregistered copyrights, confidential information, trade secrets, know-how and technical information. We attempt to protect our intellectual property, technology, and confidential information in part through confidentiality, non-disclosure and invention assignment agreements with our employees, consultants, contractors, corporate collaborators, advisors and other third parties who develop intellectual property on our behalf or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf or each party that has or may have had access to our confidential information, know-how and trade secrets. These agreements may not be self-executing or may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of, our confidential information, intellectual property, or technology. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology or infringement of our intellectual property. Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims in respect of our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Our future success and our ability to manage future growth depend, in large part, upon the efforts of our senior management team. Our senior management team is comprised of highly regarded and experienced figures within our industry with proven track records of successful international expansion. They have extensive experience with, and an understanding of, our members and customers who appreciate high quality alternatives to the traditional dining, entertainment and accommodation options and the price points at which such members and customers are willing to pay for the distinctiveness of the products or services. It could be difficult for us to find appropriate replacements for our senior management, as competition for such personnel is intense. While in 2022 we experienced a successful CEO transition to Andrew Carnie from our founder Nick Jones, we continue to retain the benefit of Mr. Jones' service and performance in his role as founder and director, and the loss of the services of Mr. Jones or one or more members of our senior management team could have an adverse effect on our ability to manage our business and implement our growth strategies.

We identified material weaknesses in connection with our internal control over financial reporting. Although we are taking steps to remediate these material weaknesses, there is no assurance we will be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.

In connection with the audits of our consolidated financial statements for fiscal 2022, fiscal 2021 and fiscal 2020, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements, including lease accounting; and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls, were either not designed and in place, or not operating effectively. As a result, adjustments to our financial reporting were identified and made during the course of the audit process.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Additional control deficiencies may in the future be identified by our management or independent registered public accounting firm, and such control deficiencies may also represent one or more material weaknesses in addition to those previously identified. We are currently in the process of remediating these material weaknesses and we are taking steps that we believe will address their underlying causes. We have enlisted the help of external advisors to provide assistance in the areas of internal controls and financial reporting in the short term, and are evaluating the longer-term resource needs of our accounting staff, including GAAP expertise. These remediation measures may be time-consuming and costly, and might place significant demands on our financial, accounting and operational resources. In addition, there is no assurance that we will be successful in hiring any necessary finance and accounting personnel in a timely manner, or at all.

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

We have incurred significant losses, including as a consequence of our recovery from the COVID-19 pandemic.

During fiscal 2022, we incurred a consolidated net loss of $220 million and positive cash flows from operations of $15 million. Our financial statements have been prepared on the basis that we will continue to operate as a going concern, contemplate the realization of assets and the satisfaction of liabilities in the normal course of our business and make certain assumptions surrounding working capital events, projected cash flows and our ability to control expenses as necessary. While we believe these assumptions are reasonable, we can make no assurance that they will ultimately prove to be true. In particular, key factors such as the ability of our houses to continue to operate without significant interruption and in a manner compliant with local laws and regulations (as well as anticipated demand), the level of in-House sales (primarily sales of food and beverage) that may be subject to further closures, reduced capacity as a result of potential ongoing restrictions, the continued high level of membership retention and renewals and the implementation of extensive cost reduction measures and anticipated levels of activities will all affect our future cash flows and accordingly our ability to continue to operate as a going concern.

Our future performance depends in large part on our ability to respond to changes in consumer tastes, preferences and perceptions.

Our industry is driven in large part by consumer preferences and perceptions. Our success depends significantly on our ability to anticipate and respond to dynamic and evolving consumer tastes and preferences in a timely manner. If we fail to continue to create and offer quality Houses, restaurants, co-working spaces, wellness and other offerings, or provide superior service, we may not be able to sustain or increase membership and other member traffic, which may adversely affect our business, results of operations and financial condition. With respect to our restaurants, we may invest in the development of menu items and concepts which may not be as successful as we anticipate. If consumer tastes and preferences change, we may be required to adapt our offerings and we may not be able to do so quickly or successfully at a manageable cost. Moreover, if prevailing preferences and perceptions cause consumers to avoid our Houses, restaurants and other offerings in favor of alternatives, our business would materially suffer.

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

Our business has grown, in part, through a number of carefully selected investment opportunities several of which we have financed through the incurrence of indebtedness. Any strategic transaction we may undertake in the future could likewise result in the incurrence of debt and contingent liabilities or in the use by us of available cash on hand to finance any such acquisitions or other opportunities. We may experience difficulties in integrating new Soho House, Ned’s Club, Scorpios, Soho Home, digital or other membership concepts into our business. In addition, our management may be distracted by the development and opening of new

Houses and growth of new businesses. Thus, if we fail to integrate new membership concepts, there could be a material adverse effect on our business, results of operations, and financial condition.

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

A substantial amount of our historical growth has been due to successfully establishing Houses in key cultural cities and other locations around the world and integrating our complementary products and services inside and outside of our Houses. We intend to replicate our model on an individualized but consistent basis in each city or such other location and continue focusing on the cross-selling opportunities created by our comprehensive portfolio of offerings. Our continued growth is dependent upon a number of factors, many of which are beyond our control, including but not limited to our ability to: find quality locations and reach commercially acceptable agreements regarding the lease or, more rarely, the purchase of sites; compete for appropriate sites; convey the appeal and exclusivity of each of our brands to new markets to attract our target membership; comply with applicable zoning, land use, environmental, health and safety laws, and data privacy, protection and security laws, regulations and requirements; obtain, maintain, protect, defend and enforce our intellectual property rights, raise or have available an adequate amount of money for construction, development and/or opening costs; obtain appropriate permits and licensing, secure acceptable suppliers, particularly in emerging markets; and timely hire, train and retain the skilled management, chefs and other employees necessary to meet staffing needs. Additionally, recent inflation of material and labor costs have resulted in higher costs of expansion and openings. Any failure on our part to recognize or respond to each of these challenges may adversely affect the success of any new properties.

Typically, there has been a ‘ramp-up’ period of time before we consider a House to be ‘mature’ and expect it to achieve our targeted level of performance. Consumer recognition of our brand has been important in the success of our Houses in our existing markets and recognition may be lacking in new geographic markets. We believe pent-up demand supports our continued growth but there can be no assurance we will successfully attract enough members and guests to new Houses and associated offerings, or that the operating results generated at new Houses and associated offerings will meet our expectations or equal the operating results generated at our existing Houses and offerings or that we will successfully complete development and expansion projects on a timely basis. Our capital and other expenditures may also be higher than expected due to cost overruns, unexpected delays or other unforeseen factors. We may also incur costs for Houses and other concepts which fail to open due to unforeseen circumstances, which could lead to material adverse effects on our business, financial condition, liquidity, results of operations, cash flows or prospects.

We are exposed to the risks that pertain to the specific jurisdictions in which we currently or may in the future operate, which could hinder our ability to maintain and expand our international operations.

We currently own, lease and/or operate (pursuant to the terms of a management contract) Houses or other properties in the UK, the US, St Vincent and the Grenadines, Canada, Turkey, Spain, the Netherlands, Germany, Greece, India, Hong Kong, France, Italy, Israel, Sweden and Denmark and plan in the next few years to expand to other international markets, including Mexico, South America and Thailand. The success and profitability of our current and future international operations are subject to numerous risks and uncertainties in each of these jurisdictions, many of which are outside of our control, such as exchange rate fluctuations, local economic conditions, availability of talented and qualified employees, import and export restrictions and tariffs, litigation in foreign jurisdictions, differing or limited protection of our intellectual property rights, cultural differences, increased expenses from inflation, political or economic instability, taxes and payment terms. Furthermore, changes in policies and/or laws in the UK, the US or other foreign jurisdictions resulting in, among other things, higher taxation or currency conversion limitations could reduce the anticipated benefits of our international operations. Any actions by countries or other jurisdictions in which we conduct or plan to conduct business to reverse policies that encourage foreign trade and investment could adversely affect our business relationships and gross profit. We may not be able to maintain and expand our international operations successfully or on economically favorable terms and, as a result, our business, results of operations and financial condition could be adversely affected.

Foreign currency fluctuations may reduce our net income and our capital levels, adversely affecting our financial condition.

Our financial statements are prepared, and our financial results will be reported in, US dollars. As a result, we are exposed to foreign currency exchange rate risk both as a result of our operations in a variety of non-US countries, and in particular, the United Kingdom, and our investments that are denominated in currencies other than the US dollar. We currently have no hedging arrangements in place to manage our exposure to foreign currency exchange risk.

Our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our business, results of operations and financial condition.

The UK’s withdrawal from the European Union (the "EU") has had and could continue to have an adverse effect on our business.

The UK has withdrawn from the EU, in an event commonly referred to as "Brexit". We have operations in the UK and the EU and, as a result, we face risks associated with the uncertainty and disruptions that have risen, and may continue, following Brexit, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the UK and the EU and potential material changes to the regulatory regime applicable to our operations in the UK. Uncertainty concerning the UK’s future legal, political and economic relationship with the EU could adversely affect political, regulatory, economic or market conditions in the EU, the UK and worldwide and could contribute to instability in global political institutions, regulatory agencies and financial markets. Any such developments, or the perception that any of them may occur, could have a material adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

We also face new costs and challenges as a result of Brexit that could have a material adverse effect on our operations. For example, the UK no longer has the benefit of global trade agreements negotiated by the EU on behalf of its member states, which may result in increased trade barriers that could make our doing business in areas that are subject to such global trade agreements more difficult. In addition, in certain respects, UK laws have diverged from those of the EU since Brexit, and such divergence is expected to continue, which may result in legal uncertainty and have implications for our business and operations. The changing business and regulatory landscape, particularly with respect to the supply of goods from the UK to the EU after Brexit, has resulted in an increased administrative burden, which in turn has resulted in some supply chain disruptions. There may also continue to be economic uncertainty surrounding the consequences of Brexit that adversely impacts customer confidence, resulting in customers reducing their spending budgets on our services, which could materially adversely affect our business, financial condition and results of operation.

Similarly, the curtailment of freedom of movement as between the EU and the UK, and the imposition of restrictions on the ability of EU nationals to live and work in the UK, has and may continue to have an impact on our ability to recruit and retain staff in the UK, which could materially adversely affect our business. We have seen a reduction to the labor pool in the UK caused by the post-Brexit barriers introduced to the free movement of EU workers, and which has resulted in increased costs linked to the reduced supply of experienced staff members and expenditure on training less experienced staff members. Similarly, the impact of Brexit on employees has also been felt by third party suppliers, who in some cases have passed on their increased labor costs to us in the form of price increases for goods and services we purchase.

The effects and implications of Brexit, and the related uncertainty, could require us to restructure our business operations in the UK and the EU and could have an adverse impact on our business and employees in the UK and EU.

We have certain fixed costs which we may be unable to adjust in a timely manner in response to a reduction in revenue.

The costs associated with owning, leasing and/or operating our Houses are significant, some of which may not be altered in a timely manner in response to changes in demand for our services. Rent expenses and property taxes constitute our primary fixed costs, and our profitability is dependent on our ability to anticipate and react to increases in food, energy costs, labor, employee benefits and similar costs over which we have limited or no control. Food and beverage costs are a significant part of our operating expenses and have increased significantly in recent years and we anticipate those increases may continue. Our profitability is also adversely affected by the increases in the price of utilities, including natural gas, electricity and water, whether as a result of inflation, shortages, interruptions in supply, global events, such as the Russian invasion in Ukraine, or otherwise. If our revenues decline and we are unable to reduce our expenses in a timely manner, or are unable or unwilling to pass these costs on to our members and guests, our business, results of operations and financial condition may be materially and adversely affected.

Food shortages or increases in food costs could slow our growth or harm our business and operations.

A key part of our business is the supply of quality food that meets our requirements at prices that remain attractive to our customers. This means we need to achieve favorable commercial terms with our suppliers and ensure there is an uninterrupted supply chain which keeps pace with our growth in each of the jurisdictions in which we are based. If there is an interruption to food supply or a food shortage on a local or global scale (including as a result of inclement weather, issues in production or distribution, unanticipated demand or other conditions), this could reduce the availability of food in, and increase the pricing of, the food chain supplies that we use to run our operations. As we continue to expand into new territories in lesser developed countries, the risk of an interruption in our supply chain is more likely. Failure to source quality food at prices that are attractive to our customers may force us to increase our own pricing or remove certain items from our menus. This could make us less attractive to our members and customers who may then choose to reduce their dining in our businesses. The inflation in food prices due to labor shortages, global events, the effects of climate change and increases in fuel and transportation costs, may make our food costs increase significantly. Alternatively, we may be unwilling to pass these increased costs on to our members and customers, which would decrease our profit margins. In either case, this could have a material adverse effect on our business, results of operations and financial condition.

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

We are currently controlled by the Voting Group of which Yucaipa is a part. The Voting Group has agreed to vote with the other members of the Voting Group in favor of the election of Directors nominated by members of the Voting Group in accordance with a Stockholders’ Agreement entered into between us and each member of the Voting Group. Yucaipa owns approximately 56.0% of our Class B Common Stock, or approximately 54.0% of the combined voting power of our common stock outstanding, and the Voting Group own Class B Common Stock representing approximately 96.6% of the combined voting power of our common stock outstanding. Once the Voting Group owns less than 15% of the shares of our total outstanding common stock, all remaining Class B Common Stock will automatically convert on a one-for-one basis into Class A Common Stock, however the Voting Group will continue to be entitled to certain board nomination rights for so long as it continues to own at least 9% of the shares of our total outstanding common stock.

The holders of our Class B Common Stock, which comprise certain affiliates of Yucaipa, our former CEO (Mr. Jones), and a member of our board (Mr. Caring), are entitled to ten votes per share of Class B Common Stock, whereas the holders of our Class A Common Stock are entitled to one vote per share of Class A Common Stock. As long as the Voting Group owns or controls common stock representing at least a majority of our outstanding combined voting power, and its members agree to act together, it will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board and the approval of any significant corporate transaction, including a sale of all or substantially all of our assets. Even if the Voting Group’s ownership falls below 50% of the combined voting power of our outstanding common stock, acting together, it may continue to be able to strongly influence or effectively control our decisions, including as a result of the right of the Voting Group to nominate individuals for election to our board. Additionally, the Voting Group’s interests may not align with the interests of our other stockholders. Yucaipa and Mr. Caring are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Yucaipa and Mr. Caring may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

Inflation and some of the measures taken by or that may be taken by the governments in countries where we operate in an attempt to curb inflation may have negative effects on the economies of those countries generally. If the United States or other countries where we operate continue to experience substantial inflation, our business may be adversely affected. In addition, we may not be able to adjust the prices we charge our members to offset the impact of inflation on our expenses, leading to an increase in our operating expenses and a reduction in our House-Level Contribution Margin and Other Contribution Margin. This could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s ongoing conflict with Ukraine

Russia’s invasion of Ukraine has negatively affected the global economy. Financial and economic sanctions imposed on certain industry sectors and parties in Russia by the US, United Kingdom and European Union, as well as potential retaliatory actions by Russia, could also have a negative impact on the global economy. Although the Company does not operate in Russia or Ukraine, the broader consequences of this conflict, including rising energy prices and shortages of and increased costs for food, goods and services and transportation or further escalation in adjacent areas could have negative downstream effects on our business and operations. Further expansion or escalation of military confrontations or related geopolitical tensions, including increased restrictions on global trade, could result in, among other things, lower travel demand, cyberattacks, terrorist activities, supply disruptions, workforce volatility and changes to foreign currency exchange rates and constraints, volatility or disruption in financial markets including increases in interest rates, any of which may adversely affect the global economy and our business. In addition, the effects of the ongoing conflict could intensify or otherwise affect many of the other risks described in these "Risk Factors" or elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Indebtedness

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results as well as limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant principal and interest payments. As of January 1, 2023, we an outstanding debt balance, net of issuance costs, of $840 million comprised of Senior Secured Notes, Other loans (as described in Note 12 Debt), finance leases and financing obligations (see Item 8, Financial Statements and Supplementary Data, Note 6 Leases and Note 12 Debt in this Annual Report on Form 10-K). Subject to the restrictions contained in our debt facilities, we may be able to incur additional indebtedness from time to time to finance working capital, capital expenditure or investments, or for other purposes. These restrictions will not prevent us from incurring obligations that do not constitute indebtedness, may be waived by certain votes of debt holders and, if we refinance our existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness or other financial obligations are added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify.

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

Each of these factors may have a material adverse effect on our business, results of operations and financial condition.

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

Our indebtedness limits our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our results of operations. We believe that we will be able to operate our business without breaching the terms of our indebtedness. In addition, the credit agreements governing our credit facilities require us to meet specified financial and operating results and maintain compliance with specified financial covenants and ratios. In particular, under our amended senior revolving facility agreement (the "Revolving Credit Facility") with HSBC Bank PLC ("HSBC") dated December 5, 2019 (the tenor of which was extended on November 10, 2022 to July 25, 2026), from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are only applicable when 40% or more of the facility is drawn. The Revolving Credit Facility was repaid in full in August 2021, with the exception of £4 million ($6 million) which is utilized as a letter of guarantee against one of our operating lease agreements, with proceeds from the IPO. The full facility remains for us to draw down as required.

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

Borrowings under the Revolving Credit Facility bear interest at a floating rate equal to SONIA, with a floor of 0%, plus an applicable margin of 3.25%. The applicable margin will reduce from 3.25% if our Net Leverage decreases below certain levels as defined in the Revolving Credit Facility. If the specified SONIA rate were to increase, our debt service obligations would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

For the purposes of our going concern assessment, we have considered the on-going impact of the COVID-19 pandemic and the resultant global economic uncertainties on our business and have undertaken a detailed assessment of cash flow and other forecasts covering a period from the date of this report until at least the next 12 months. As part of the going concern assessment, we have modeled a number of different scenarios. Given current economic conditions, including but not limited to the continued impact of the COVID-19 pandemic, our modeling of various scenarios, as compared to detailed forecasts, considers the potential impact of such generalized economic uncertainties on our business across all regions and the extent to which this could adversely affect House openings and cash flows. However, we can provide no assurance that the scenarios included in our models will ultimately provide to be true, our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized, or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs without taking other steps to reduce or delay expenditure. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy or take such other steps to reduce or delay expenditure. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we can provide no assurance that we will be able to refinance any of our indebtedness when it falls due for renewal, on commercially reasonable terms or at all.

Risks Related to Our Properties

Our properties are currently geographically concentrated in a limited number of cities and, accordingly, we could be disproportionately harmed by an economic downturn in these cities or by a disaster, such as a hurricane, earthquake or terrorist attack, among other catastrophes.

The concentration of certain of our properties in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified companies. For example, an economic downturn, a natural disaster, a terrorist attack, civil disturbances or similar catastrophes in London, New York or Los Angeles would likely have a disproportionate effect on our overall results of operations. In addition, certain of our properties are located in markets that are more susceptible to natural disasters than others, which could adversely affect those properties, the local economies, or both. Specifically, the Miami, Florida area, where Soho Beach House is located, is susceptible to hurricanes, such as those that occurred in 2017, and St Vincent and the Grenadines, where Soho Beach House Canouan is located, is also susceptible to hurricanes; West Hollywood, California, where Soho

House West Hollywood is located, and Istanbul, Turkey, where Soho House Istanbul is located, are susceptible to earthquakes; and there have been multiple terrorist attacks in areas where a number of our Houses are located, including London, Istanbul, Tel Aviv and Mumbai. Our properties are also at risk of man-made disasters, particularly fires. Our properties are also at risk of being negatively impacted by civil disturbances, protest or rioting, such as the 2019 political protests which impacted Soho House Hong Kong. While we maintain property and business interruption insurance, we carry large deductibles, and there can be no assurance that if an earthquake, hurricane or other natural or man-made disaster or other catastrophe should affect our geographical areas of operations, we would be able to maintain our current level of operations or profitability, or that property and business interruption insurance would adequately reimburse us for our losses. Any such economic downturn, disaster or other catastrophe could adversely affect our business, results of operations and financial condition.

We own some of our properties, which exposes us to a fall in property prices which could harm our business.

While our model is to lease our properties, there are certain properties within our portfolio that we own or where it is owned by a joint venture —Babington House (Somerset, England), High Road House (London, England), Soho Beach House (Miami, US), Ludlow House (New York, US), 56-60 Redchurch (London, England), Little Beach House Barcelona (Barcelona, Spain) and Soho House Barcelona (Barcelona, Spain). The property market in any jurisdiction may fall resulting in an erosion of value that we have built up in the owned properties and therefore adversely impacting our business, results of operations and financial condition.

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

If properties under development or renovation are delayed in opening as scheduled, or if renovation investments adversely affect or fail to improve performance, this could lead to material adverse effects on our business, results of operations and financial condition.

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

Our business would be materially adversely affected if a condemnation or compulsory purchase order occurs in respect of any properties in which we have a long leasehold or freehold interest, since we would no longer be able to use and occupy the relevant property, and it would be unlikely that the amount received pursuant to the condemnation or compulsory purchase would represent the fair market value of the relevant property. Any property in any jurisdiction in which we operate may at any time be expropriated or compulsorily acquired by, among others, a local authority or a governmental department in connection with redevelopment or infrastructure projects which are of public benefit. Any of these developments could have a material adverse effect on our business, or results of operations and financial condition.

Any mortgage debt obligations we incur will expose us to increased risk of property losses due to foreclosure, including as a result of our cross- defaults to other indebtedness which could have a material adverse effect on us, including our financial condition, liquidity and results of operations.

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

In addition, any default under our mortgage debt obligations may increase the risk of cross-default on our other indebtedness, including other mortgage debt. If this occurs, we may not be able to satisfy our obligations under our indebtedness, which could have a material adverse effect on us, including our business, results of operations and financial condition.

We believe that we will be able to operate our business without breaching the terms of any of our mortgage debt obligations. We are currently in compliance with all such terms.

The use of joint ventures or other entities, over which we may not have full control, for development projects or acquisitions could prevent us from achieving our objectives.

We have in the past and may in the future acquire, develop or redevelop properties through joint ventures with third parties, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a House, joint venture or other entity. To the extent we own or lease properties through joint ventures or other entities, we may not be in a position to exercise sole decision-making authority regarding the ownership or operations of such House or property, joint venture or other entity. Investments in joint ventures or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that partners might become bankrupt or fail to fund their share of required capital contributions. Likewise, partners may have economic or other business interests or goals which are inconsistent or compete with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of creating impasses on decisions if neither we nor our partner have full control over the joint venture or other entity. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent management from focusing their time and effort on our business. Consequently, actions by, or disputes with, our partners might result in subjecting Houses or other properties owned or leased by the joint venture to additional risk. In addition, we may, in certain circumstances, be liable for the actions of our partners.

Preparing our consolidated financial statements requires us to have access to information regarding the results of operations, financial position and cash flows of our joint ventures. Any deficiencies in our joint ventures’ internal controls over financial reporting may affect our ability to report our financial results accurately or prevent or detect fraud. Such deficiencies also could result in restatements of, or other adjustments to, our previously reported or announced operating results, which could diminish investor confidence and reduce the market price for our shares. Additionally, if our joint ventures are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or timely file our periodic reports.

We may be subject to unknown latent defects or contingent liabilities related to our existing properties or properties that we acquire, which could have a material adverse effect on us, including our business, financial condition, liquidity, results of operations and prospects.

Our properties or properties that we may acquire in the future may be subject to unknown latent defects or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to our existing properties and any future acquisitions of properties by us may not survive the closing of the transactions. Furthermore, indemnification under such agreements may not exist or be limited and subject to various exceptions or materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the transferors or sellers of their representations and warranties or other prior actions by the sellers. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may materially and adversely affect us, including our business, results of operations and financial condition.

Our properties or properties that we may lease or acquire may contain or develop harmful mold that could lead to liability for adverse health effects and costs of remediating the problem, either of which could have a material adverse effect on our business, including our results of operations.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of the properties in our portfolio or properties that we may acquire or lease may contain microbial matter, such as mold and mildew, which could require us to undertake a costly remediation program to contain or remove the mold from the affected property. Furthermore, we can provide no assurances that we will be successful in identifying harmful mold and mildew at properties that we seek to acquire or lease in the future, which could require us to take remedial action at such properties. The presence of mold could expose us to liability from guests, employees, contractors and others if property damage or health concerns arise, which could have a material adverse effect on us, including our results of operations and financial condition.

Risks Related to our Technology and Data

Our business relies heavily on information systems and technology, and any failure, interruption or weakness in our or our third-party service providers’ information systems or technology may prevent us from effectively operating our business and damage our reputation. A failure to adequately update our existing systems and implement new systems could harm our businesses and adversely affect our results of operations.

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

Given the communication channels through which we engage with our members, customers and employees, and other aspects of our business, it is important that we and our third-party service providers maintain uninterrupted operation of our business-critical computer systems. Our operations depend upon our ability, and the ability of our third-party service providers, to protect our computer equipment and other systems against damage, failure, interruption and other security incidents. However, our systems, and those of our third-party service providers, including back-up systems, are subject to damage, interruption, disruption or outage from, among other things, physical theft, human error, power outages and loss, computer and telecommunications failures, computer viruses and worms, installation of malicious software, internal or external security or data breaches, phishing, ransomware, malware, social engineering attacks, credential stuffing, denial-of-service attacks, catastrophic events and natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes, wars, terrorism, fraud, negligence, misconduct or errors by our employees or other third parties, including state-sponsored organizations with significant financial and technological resources, and other disruptive problems or security breaches. If our or our third-party service providers’ systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any interruption in such systems could have a material adverse effect on our business, results of operations and financial condition.

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

A cybersecurity attack, ‘data breach’ or other security incident experienced by us or our third-party service providers may result in negative publicity, claims, investigations and litigation and adversely affect our business, results of operations and financial condition.

Our IT and other systems, and those of our third-party service providers, are vulnerable to cybersecurity risks. For example, certain persons and entities may attempt to penetrate our network, the systems hosting our website, the Soho House App or our other networks and systems, and may otherwise seek to misappropriate our proprietary or confidential information, including PII, or cause interruptions of our service. Because the techniques used by such persons and entities to access or sabotage networks and systems are increasingly diverse and sophisticated, change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Back-up and redundant systems may be insufficient or may fail, which may result in a disruption of availability of our products or services to our members or compromise the integrity or availability of our members’ information.

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

A number of the states, counties and cities in which we maintain facilities issued “shelter in place” and similar orders in response to the global outbreak of COVID-19, which caused a proportion of our employees to work remotely on less secure systems. We have, and may in the future, need to devote additional resources to enhance the security of our IT systems, which may not successfully prevent against all risks. Future additional transitions to a remote work environment may exacerbate certain risks to our business, including increasing the stress on, and our vulnerability to disruptions of, our IT infrastructure and computer systems, increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of personal or confidential information. Additionally, our third-party vendors are may also experience similar challenges as they provide services to us.

Should any of the above events occur, we could be subject to significant claims for liability from our customers, members, employees or other third parties and legal or regulatory investigations, inquiries or actions from governmental agencies or competent courts. In addition, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Any regulatory, contractual or other actions, litigation, investigations, fines, penalties and liabilities relating to any actual or alleged misuse or misappropriation of PII or other confidential or proprietary information could be significant in terms of monetary exposure and reputational impact, and may necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems, processes, policies and procedures and remediate damages. While we maintain cyber risk insurance, in the event of a significant security or data breach, this insurance may not cover all of the losses that we may suffer. The successful assertion of one or more large claims against us that exceed our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition and results of operations. We also cannot ensure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. Consequently, our financial performance and results of operations could be materially adversely affected.

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

In the ordinary course of business, we collect, use, transmit, store, share and otherwise process member, customer and employee data, including credit and debit card numbers, bank account information, dates of birth, location information and other highly sensitive information, including PII, in IT systems that we maintain, with third-party service providers with whom we contract to provide services, and in connection with the Soho House App. Some of this data is sensitive and could be an attractive target for criminal attack by malicious third parties with a wide range of expertise and motives (including financial gain), including organized criminal groups, hackers, disgruntled current or former employees, and others. In particular, the increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. The integrity, protection and security of such member, customer and employee data is critical to us.

Despite the security measures we and our third-party service providers have in place to protect confidential information and PII and to comply with applicable laws, rules, regulations, industry standards and contractual obligations relating to data privacy, protection and security, our facilities and systems and those of our third-party service providers, as well as the Soho House App, may be vulnerable to security or data breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, misplaced, corrupted or lost data, programming or human errors or other similar events. Furthermore, the size and complexity of our IT systems and those of our third-party service providers make such systems potentially vulnerable to security or data breaches and other security incidents from inadvertent or intentional actions by our employees or third-party service providers or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our third-party vendors, may not be discovered, mitigated or remediated promptly or effectively.

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

Foreign data protection, privacy, consumer protection and other laws and regulations are often more restrictive than those in the United States. In particular, the EEA (comprised of the EU member states and Iceland, Liechtenstein and Norway) and the UK, have traditionally taken broader views as to types of data that are subject to privacy and data protection. The EU adopted the EU GDPR in May 2018 and the UK implemented the EU GDPR into its national law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (known as the "UK GDPR", and together with the EU GDPR, the "GDPR"). The GDPR imposes a number of obligations on controllers, including, among others: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (ii) enhanced requirements for obtaining valid consent, (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed, (iv) obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal data, a right to obtain restriction of processing or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a usable format and erasing personal data in certain circumstances; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible).

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

Moreover, new versions of the European Commission’s SCCs (“new EU SCCs”), now the primary safeguard available for the lawful transfer of personal data from the EU to the U.S., were adopted in June 2021, which impose onerous obligations on the contracting parties. These new EU SCCs must be used in all new contracts going forward (where there are restricted transfers of personal data), with existing contracts entered into before September 27, 2021 required to be updated by December 27, 2022. As such, any transfers by us or our vendors of personal data from the EU may not comply with European data protection law, may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may reduce demand from companies subject to European data protection laws. It should also be noted that the UK Information Commissioner’s Office (“ICO”) has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the new EU SCCs. The ICO has also published its version of the transfer impact assessment and information guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and the U.S., it is understood that the UK and the U.S. are negotiating an adequacy agreement.

Further, on October 7, 2022, the U.S. President introduced an executive order to facilitate a new Trans-Atlantic Data Privacy Framework, which is the new EU-US adequacy mechanism following Privacy Shield. On December 13, 2022, the European Commission also published its draft adequacy decision which stated that the new executive order and Trans-Atlantic Data Privacy Framework is able to meet the concerns raised in Schrems II. If the draft adequacy decision is approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards to data transfer mechanisms (including EU SCCs and Binding Corporate Rules) for companies transferring personal data from the EU to the U.S. However, before parties rely on the new Trans-Atlantic Data Privacy Framework there are still legislative and regulatory steps that must be undertaken in both the EU and the U.S. As such, the current legal position may have implications for our cross-border data flows and may result in compliance costs.

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

In the US, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and other processing of personal information. For example, the California Consumer Privacy Act (the "CCPA"), which came into effect on January 1, 2020, and was amended by the California Privacy Rights Act (the “CPRA”), which came into effect on January 1, 2023. The CCPA established a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA and its amendments under the CPRA provide new and enhanced data privacy rights to California residents, such as affording California residents the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, by charging more for services) for exercising any of their rights under the CCPA. The CCPA imposes severe civil penalties and statutory damages, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Furthermore, the amendments to the CCPA under the CPRA also expanded consumer rights and disclosure obligations, such as giving California residents the ability to opt out of sharing personal information and limits the use of their sensitive information. The additional data privacy compliance requirements under the CCPA and its amendments under the CPRA may impact our business. The CPRA also established the California Privacy Protection Agency to enforce the CCPA. Additional states have passed similar comprehensive privacy legislation that will come into effect later this year and impose similar obligations to those in the CCPA, which may impose further obligations on the Company as it continues to grow in new regions. These regulations may afford consumers similar rights to the CCPA, along with additional rights such as the right to opt-out of processing for profiling and targeted advertising purposes.

We make public statements about our use, collection, disclosure and other processing of PII through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or it may be alleged that we have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentation of our actual practices.

Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. Federal, state, local, provincial, and international regulators and industry groups may also consider and implement from time to time new data privacy, security and protection laws, rules, regulations and requirements that apply to our businesses, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, laws in all 50 US states require businesses to provide notice under certain circumstances to customers whose PII has been disclosed as a result of a data breach. Compliance with evolving data privacy and security laws, rules, requirements and regulations may result in cost increases due to necessary changes to our systems and practices, new limitations or constraints on our business models, the development of new administrative processes and may prevent us from providing certain offerings in certain jurisdictions in which we currently operate and in which we may operate in the future. They also may impose further restrictions on our processing, sharing, transmission, collection, disclosure and use of PII in connection with the Soho House App or that are housed in one or more databases maintained by us or our third-party service providers. Any actual or perceived noncompliance with applicable data privacy, security and protection laws, rules and regulations, industry group requirements, contractual obligations, consent requirements or a security or data breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, including PII, whether by us or by one of our third-party service providers, could have a material adverse effect on our business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order.

Risks Related to Regulations

We are subject to unionization and labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

As a result of our entry into operating agreements (including in relation to “The Ned Nomad” in New York and “The LINE” and “Saguaro” hotels in New York and California), as well as following the opening of Soho House Stockholm, we currently have employees represented by unions. Attempts may be made to organize more of our employee base, particularly in areas with a strong union presence or historical focus on labor rights, including New York and Los Angeles. As we continue to expand and enter new territories, unions may make further attempts to organize all or part of our employee base. If more or all of our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it would likely increase our costs and adversely impact our profitability. Additionally, responding to such organization attempts could distract our management and would likely result in increased legal and other professional fees, and potential labor union contracts could put us at increased risk of labor strikes and disruption of our operations.

Our business is subject to a variety of employment laws and regulations and may become subject to additional requirements in the future. Although we believe we are in material compliance with applicable employment laws and regulations, in the event of a change in requirement, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Moreover, we may be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare, pension and benefit issues. We may not be able to successfully defend such claims. We also may not be able to maintain a level of insurance that would provide adequate coverage against such potential claims. Our failure to comply with applicable employment laws and regulations and related legal actions against us may affect our ability to compete or have a material adverse effect on our business, results of operations and financial condition.

The industries in which we operate are heavily regulated and a failure to comply with regulatory requirements and protocols may result in an adverse effect on our business.

Our various properties are subject to numerous federal, state and local laws and regulations, including those relating to the preparation and sale of food and beverages, and specifically alcohol. The failure to comply with any such laws or regulations could subject us to a number of adverse consequences, including revocation or suspension of our liquor licenses by the relevant authorities and potential litigation. We are also subject to laws governing our relationship with our employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits. Also, our ability to remodel, refurbish or add to our existing properties may be dependent upon our ability to obtain necessary building permits or other authorizations from local authorities. In addition, we are subject to the numerous rules and regulations relating to taxation. Finally, the products that we sell as part of our retail offerings are subject to various laws and regulations, including with regard to product and fire safety and labeling. We expect our business to expand into new and complementary lines of businesses which may subject us to additional laws and regulations and further increase the regulatory burden on us. Any failure to comply with these and other regulatory requirements may result in an adverse effect on our business, results of operations and financial condition.

We could face costs, liabilities and risks associated with, or arising out of, environmental, health and safety laws and regulations.

We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations that, among other matters, (i) regulate certain activities and operations, such as the use, management, generation, release, treatment, storage or disposal of, and exposure to, regulated or hazardous materials, substances or wastes, (ii) impose liability for costs of investigating and cleaning up, and for damages to natural resources from, spills, contamination from waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (iii) regulate workplace safety. Compliance with these laws and regulations could increase our cost of operation. Violation of these laws and regulations may subject us to sanctions or liabilities, including significant fines, penalties or other costs, suspension of our business or activities, or restrictions or revocation of licenses or permits, which could negatively impact our business, financial condition, liquidity, results of operations, cash flows or prospects. We could also be responsible for the investigation and remediation of environmental conditions at currently or formerly owned, operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third-party property damage or personal injury. Given that joint and several liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault, we may be subject to these liabilities regardless of whether we lease or own the property, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, third-party or a neighboring facility whose operations may have affected such property. We can also be liable for contamination at third-party sites to which we sent waste. In addition, from time to time, we may be required to remove, abate or manage certain substances such as asbestos, mold, radon gas, lead, or hazardous building materials or other hazardous conditions at our properties. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business, results of operations and financial condition.

In addition, new laws, regulations or policies or changes in existing laws, regulations or policies or in their enforcement, future spills or accidents or the discovery of currently unknown conditions or non-compliance may give rise to investigation and remediation liabilities, compliance costs, fines and penalties or other sanctions, or liability and claims for alleged natural resource damages, personal injury or property damage, any of which may have a material adverse effect on our business, results of operations and financial condition.

Litigation concerning food quality, health and safety, employee conduct and other issues could require us to incur additional liabilities or cause customers to avoid our businesses, including our restaurants.

Companies operating restaurants have from time to time faced lawsuits alleging that a guest suffered illness or injury during or after a visit to a restaurant, including actions seeking damages resulting from food borne illness and relating to notices with respect to chemicals contained in food products required under applicable laws. Similarly, food tampering, employee hygiene and cleanliness failures or improper employee conduct at the restaurants we operate could lead to product liability or other claims. We cannot guarantee to our customers that our internal controls and training will be fully effective in preventing such issues and associated claims. Regardless of whether any claims against us are valid or whether we are ultimately held liable, claims against us may receive significant media focus and publicity, may be expensive to defend and may divert management attention and other resources from our operations and hurt our business, brand, financial condition, liquidity, results of operations, cash flows or prospects. A judgment or settlement significantly in excess of our insurance coverage for any claims could materially adversely affect our business, results of operations and financial condition. We may not be able to successfully defend such claims. We also may not be able to maintain a level of insurance that would provide adequate coverage against such potential claims.

Failure to comply with the US Foreign Corrupt Practices Act ("FCPA"), the UK Bribery Act 2010 ("Bribery Act") and similar laws associated with our activities could subject us to penalties and other adverse consequences.

We face significant risks if we fail to comply with the FCPA, the Bribery Act and other laws that prohibit improper payments or offers of payment to governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. In many countries, particularly in countries with developing economies, some of which represent significant markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, the Bribery Act or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA, the Bribery Act and similar laws, such policy may not be effective at preventing all potential FCPA, Bribery Act or other violations. We also cannot guarantee the compliance by our vendors, suppliers, agents and joint venture partners with applicable US laws, including the FCPA, the Bribery Act or other applicable non-US laws, including the Bribery Act. Therefore, there can be no assurance that none of our employees or agents will take actions in violation of our policies or of applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA and Bribery Act matters and monitor compliance is at an early stage. Any violation of the FCPA or the Bribery Act and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our business, results of operations and financial condition.

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
•
changes in tax laws, regulations and double taxation agreements, or in the interpretation, administration, or application thereof (in particular, as a result of Brexit and the ongoing base erosion and profit shifting ("BEPS" project); or
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by US federal and state and foreign authorities. Outcomes from these audits could have an adverse effect on our business, results of operations and financial condition.

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

With respect to US net operating losses, there is no assurance that they will be used given the current assessment of the limitations on their use or the current projection of future taxable income in the entities to which these losses relate. In addition, future changes in our stock ownership, the causes of which may be outside of our control, could result in an additional ownership change under Section 382 of the Code. Our NOLs may also be impaired under US state laws. In addition, under the 2017 Tax Cuts and Jobs Act, NOLs generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. However, under the CARES Act, NOLs generated in taxable years 2018, 2019 and 2020 are not subject to this 80% limitation.

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

The financial and legal workforce of our business are predominantly based in the UK and historically our business has been subject to accounting principles generally accepted in the UK and English law. We also report our financial results under GAAP and are subject to US-related regulations, including applicable SEC and NYSE regulations. As a result, we need to hire employees with sufficient expertise to ensure our compliance with these and other regulations. Competition for such employees can be intense, and an inability to attract or recruit additional qualified employees in order to ensure regulatory compliance, to ensure the integrity of our own financial reporting processes and to expand our business, or the loss of any existing employees experienced in these fields, could adversely affect our business, financial condition, liquidity, results of operations, cash flows or prospects.

If our existing material weaknesses persist or we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A Common Stock and our overall business.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act, ("Section 404(b)"), also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. As an ‘emerging growth company’ we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b). However, we may no longer avail ourselves of this exemption when we are no longer an ‘emerging growth company.’ When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404(b) will correspondingly increase. Our compliance with applicable provisions of Section 404 require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

Furthermore, investor perceptions of our company may suffer if additional deficiencies are found in our internal control over financial reporting, and this could cause a decline in the market price of our Class A Common Stock and accordingly our overall business. Regardless of compliance with Section 404, our failure to remediate the material weaknesses which have been identified or any additional failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our business, financial condition, liquidity, results of operations, cash flows or prospects and could result in an adverse opinion on our internal controls from our independent registered public accounting firm. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements including lease accounting; (ii) the fact that policies and procedures, with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls were either not designed and in place, or not operating effectively. As a result, adjustments to our financial reporting were identified and made during the course of the audit process.

We are an ‘emerging growth company,’ and the reduced disclosure requirements applicable to such companies could make our Class A Common Stock less attractive to investors.

We are an ‘emerging growth company,’ as defined in the Jumpstart Our Business Startups, ("JOBS Act"), enacted in April 2012, and may remain an ‘emerging growth company’ until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering. However, if certain events occur prior to the end of such five-year period, including if we become a ‘large accelerated filer,’ our annual gross revenues equals or exceeds $1.235 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we will cease to be an ‘emerging growth company’ prior to the end of such five-year period. For as long as we remain an ‘emerging growth company,’ we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not ‘emerging growth companies.’

These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of operations” disclosure;
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

Each share of our Class B Common Stock is entitled to ten votes, and each share of our Class A Common Stock is entitled to one vote per share. Stockholders who beneficially own Class B Common Stock, including affiliates of Yucaipa and certain other stockholders (including Mr. Caring and Mr. Jones and their respective affiliates and family members) who together constitute the Voting Group, control approximately 96.6% of the combined voting power of our outstanding common stock. Pursuant to our Certificate of Incorporation, each holder of our Class B Common Stock has the right to convert its shares of Class B Common Stock to shares of Class A Common Stock on a one-for-one basis. Additionally, shares of Class B Common Stock will automatically convert into shares of Class A Common Stock, on a one-for-one basis, upon transfer to any non-permitted holder of Class B Common Stock.

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
•
so long as the Voting Group owns less than 15% but at least 9% of our total outstanding shares of common stock, it will be entitled to designate three directors for nomination, of which Yucaipa shall have the right to designate one director for nomination, Mr. Caring shall have the right to designate one director for nomination and Mr. Jones shall have the right to designate one director for nomination; and
•
in the event that the Voting Group owns less than 9% of our total outstanding shares of common stock, neither the Voting Group nor any member will be entitled to designate any individuals for nomination for election to the Board; provided, however, that in the event at any time either Mr. Caring or Mr. Jones (in the case of Mr. Jones, at such time as Mr. Jones is not also our Chief Executive Officer) (including their respective affiliates and family members) shall own less than 5% of the shares of our outstanding common stock, such member shall no longer have the nominee designation rights set forth above and such designation shall instead be made by Yucaipa, unless, in each case, any individual member of the Voting Group owns more than 5% of our total outstanding common stock (at such time after the Voting Group owns less than 9% of our total outstanding shares of common stock), in which case such member will be entitled to nominate one director for election (though no other Voting Group member shall have any obligation to vote in favor of such nomination). As Mr. Jones no longer serves as our Chief Executive Officer, he is no longer required to remain (although he continues to be) a director on our Board.
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

Under our Certificate of Incorporation, none of Yucaipa, the companies owned or controlled by Yucaipa, any affiliates of Yucaipa, or any of their respective officers, directors, principals, partners, members, managers, employees, agents or other representatives has any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities or lines of business in which we operate. In addition, our Certificate of Incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, principal, partner, member, manager, employee, agent or other representative of Yucaipa or its affiliates will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Yucaipa or its affiliates and representatives, instead of us, or does not communicate information regarding a corporate opportunity to us that such individual has directed to Yucaipa or its affiliates and representatives. For instance, a director of our company who also serves as a director, officer or employee of Yucaipa or any of its portfolio companies or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our Board consists of thirteen members, one of whom is affiliated with Yucaipa. These potential conflicts of interest could have a material and adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by any of Yucaipa to itself or its affiliated funds, the portfolio companies owned by such funds or any of their affiliates instead of to us.

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

Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of shares of our Class A Common Stock. As of January 1, 2023, we have 53,722,597 shares of Class A Common Stock outstanding and 141,500,385 shares of Class B Common Stock outstanding, which are convertible on a one-for-one basis into shares of our Class A Common Stock. All of the shares of Class A Common Stock sold in our IPO are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including shares purchased by our affiliates in the IPO). All or substantially all of the shares of Class A Common Stock available upon conversion of our shares of Class B Common Stock outstanding issued prior to our initial public offering were subject to the lock-up agreement until January 11, 2022, when our lock-up period expired. Future sales of a substantial amount of our Class A Common Stock, particularly sales by our directors, executive officers or principal stockholders, or the perception that such sales might occur in the future, could cause the market price of our Class A Common Stock to fluctuate or make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate.

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
•
results of operations that vary from expectations of securities analysis and investors;
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

Events reported in the media, including social media, whether or not accurate or involving us, could create and/or amplify scrutiny and negative publicity for us or for the industry or market segments in which we operate. Such media topics could include, among other topics, food-borne or hygiene-related illnesses, issues with food traceability, contamination, unsanitary restaurant environments, issues relating to quality of service or product quality, allegations of discriminatory acts, injuries or guest misbehavior. Media reports relating to any of these topics, even where not involving us or inaccurate statements, could reduce demand for our products and/or services and could result in a decrease in customer traffic to or for any of our services. A decrease in traffic to our offerings could result in a decline in sales, which would have an adverse effect on our business, results of operations and financial condition.

If we are unable to compete effectively, our business and operations will be adversely affected.

We compete in numerous segments of the restaurant, hotel, working spaces, well-being, digital and retail industries, each of which faces its own challenges. Although we do not believe that we have a single direct competitor across all of the different sectors and geographies in which we operate, we face direct competition from other private members’ clubs, restaurants, bars, spas, hotels and co-working spaces that exist locally in proximity to our own Houses. No assurances can be given that these competing local clubs, restaurants, accommodation, co-working spaces, well-being, digital or retail providers, or other new entrants in any of these industries, will not expand and compete with us locally or globally. We believe that these business sectors are each highly competitive and primary competitive factors include name recognition, demographic considerations, effectiveness of public relations and brand recognition, level of service, convenience of location, quality of the property, pricing, product or service and range and quality of services and amenities offered. We compete with other restaurants, boutique hotels, co-working spaces and beauty care and retailers on a local level, as well as on a global level against certain larger chains with properties in the markets in which we operate. This competition may limit our ability to attract and retain existing members and customers and our ability to attract new members and customers. If we are unable to compete effectively in any of these market sectors, we could lose market share, which could adversely affect our business, results of operations and financial condition.

Difficult conditions in the global financial markets and the economy generally could affect our ability to obtain capital or financing and materially adversely affect our business and results of operations.

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

Changes in consumer discretionary spending and general economic factors may adversely affect our results of operations.

Because a substantial portion of our revenues are derived from In-House revenues, we believe our ability to generate revenues is correlated to discretionary spending, which is influenced by general economic conditions, and the availability of discretionary income and consumer confidence. National, regional and local economic conditions can adversely affect disposable consumer income and consumer confidence. Economic conditions remain volatile in certain of the jurisdictions in which we operate. As a result, our members and other guests may have lower disposable income and reduce the frequency with which they dine out, travel or utilize our other products or services, or they may choose less expensive restaurants, lower cost hotels or otherwise reduce the costs or frequency of their travel and leisure activities in the future. An uncertain economic outlook may adversely affect consumer spending in our hospitality operations, as consumers may spend less in anticipation of a potential prolonged economic downturn. Unfavorable changes in these factors or in other general economic conditions affecting our members and guests could reduce their spending at our properties, impose practical limits on our pricing (including our membership fees) and increase our costs. Any of these factors could have a material adverse effect on our business, results of operations and financial condition.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of highly qualified employees necessary to staff our Houses and other membership platforms and keep pace with our growth. The qualified individuals that we need to fill these positions are in short supply, and competition for such employees is intense. If we are unable to recruit and retain sufficiently qualified individuals, our business and growth could be adversely affected. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. If our labor costs increase, our business, results of operations, and financial condition will be adversely affected.

We may incur property, casualty or other losses not covered by our insurance.

We maintain insurance coverage for certain catastrophic risks, for employee health care benefits, workers’ compensation, general liability, property damage, directors’ and officers’ liability, vehicle liability and inventory loss. In North America, we maintain a self-insured employee health care policy. The types and amounts of insurance may vary from time to time based on our decisions with respect to risk retention and regulatory requirements. The occurrence of significant claims, a substantial rise in costs to maintain our insurance or the failure to maintain adequate insurance coverage could have an adverse impact on our business, financial condition, liquidity, results of operations, cash flows or prospects.

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

In the past, following periods of volatility in the market price of a company’s securities, Class Action litigation has often been instituted against the relevant company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, results of operations and financial condition.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our shares of Class A Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. While there is currently coverage of our company by securities and industry analysts, if one or more of these analysts downgrades our shares of Class A Common Stock or publishes misleading or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for shares of our Class A Common Stock could decrease, which could cause our share price or trading volume to decline.

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

Owned properties

As of January 1, 2023, we directly own two properties in the UK: Babington House in Somerset and High Road House in London. We also directly own one property in the US, Soho Beach House in Miami.

Joint venture owned properties

We own a share of four properties: Soho House Barcelona, Spain; Little Beach House Barcelona, Spain; Ludlow House in New York, US; and the hotel rooms and restaurant at 56-60 Redchurch Street, London through our joint venture companies. Refer to Note 5 Equity Method Investments in this Annual Report on Form 10-K for further information.

Leased properties

The rest of our properties are leased, which reflects our asset-light real estate model. The terms of our typical lease agreements are generally 20-25 years and provide for fixed rents, although certain of our leases provide for periodic rent increases (usually pursuant to a reference index). Refer to Note 6 Leases in this Annual Report on Form 10-K for further information.

Our property portfolio mainly consists of our Soho Houses; however, we also lease and operate 6 Soho Home and Cowshed retail stores, 9 Soho Works locations; 11 stand-alone public restaurants, Scorpios Beach Club in Mykonos and other support locations in the US and UK. In addition, our Townhouse properties have two sites in London with restaurants and bedrooms. Dean Street Townhouse has an dining room in the heart of Soho, offering a menu of British classics. Above the restaurant, there are 39 bedrooms featuring beds, rainforest showers and freestanding bathtubs. Redchurch Townhouse is located in Shoreditch and includes 37 bedrooms and a Cecconi’s restaurant on the ground floor.

While we operate Soho House Istanbul, Soho House Mumbai; Soho Beach House Canouan, the LINE and Saguaro hotels and the Ned hotels, these properties are leased or owned by our local partners and we have no real estate interests in these properties.

The following table sets forth our Soho Houses by geographic location as of January 1, 2023 which represent our material property arrangements.

# Houses	House Name	Segment	Country	Arrangement Type	Opening	Years of Operation	Club Space	Bedrooms	Gym/Health Club	Spa	Pool	Public F&B/ Friends Studio
1	40 Greek Street	UK	UK	Leased	Jan-95	28	✓	-	-	-	-	-
2	Babington House	UK	UK	Owned	Sep-98	24	✓	33	✓	✓	✓	-
3	Electric House	UK	UK	Leased	Apr-02	20	✓	-	-	-	-	✓
4	Soho House New York	North America	USA	Leased	Jun-03	19	✓	44	-	✓	✓	-
5	High Road House	UK	UK	Owned	Jul-06	16	✓	14	-	-	-	✓
6	Shoreditch House	UK	UK	Leased	Jun-07	15	✓	26	✓	✓	✓	-
7	Soho House West Hollywood	North America	USA	Leased	Mar-10	12	✓	-	-	-	-	-
8	Soho House Berlin	Europe and RoW	Germany	Leased	May-10	12	✓	89	✓	✓	✓	✓
9	Soho Beach House Miami	North America	USA	Owned	Oct-10	12	✓	50	✓	✓	✓	✓
10	Little House Mayfair	UK	UK	Leased	Apr-12	10	✓	-	-	-	-	-
11	Soho House Toronto	North America	Canada	Joint Venture	Oct-12	10	✓	-	-	-	-	-
12	Soho House Chicago	North America	USA	Leased	Aug-14	8	✓	40	✓	✓	✓	✓
13	Soho House Istanbul	Europe and RoW	Turkey	HMA*	Apr-15	7	✓	87	✓	✓	✓	✓
14	Soho Farmhouse	UK	UK	Leased	Jun-15	7	✓	114	✓	✓	✓	-
15	76 Dean Street	UK	UK	Leased	Aug-15	7	✓	-	-	-	-	-
16	Little Beach House Malibu	North America	USA	Leased	May-16	6	✓	-	-	-	-	-
17	Ludlow House	North America	USA	Leased	Jul-16	6	✓	-	-	-	-	-
18	Soho House Barcelona	Europe and RoW	Spain	Joint Venture	Oct-16	6	✓	57	✓	✓	✓	✓
19	Kettner's Townhouse	UK	UK	Leased	Jan-18	5	✓	33	-	-	-	✓
20	White City House	UK	UK	Leased	May-18	4	✓	45	✓	✓	✓	✓
21	DUMBO House	North America	USA	Leased	May-18	4	✓	-	-	-	✓	✓
22	Soho House Amsterdam	Europe and RoW	The Netherlands	Leased	May-18	4	✓	79	✓	✓	✓	✓
23	Little Beach House Barcelona	Europe and RoW	Spain	Joint Venture	Aug-18	4	✓	17	-	✓	-	-
24	Soho House Mumbai	Europe and RoW	India	HMA*	Nov-18	4	✓	38	✓	✓	✓	✓
25	Soho House Hong Kong	Europe and RoW	Hong Kong	Leased	Sep-19	3	✓	-	✓	-	✓	-
26	Soho Warehouse, DTLA	North America	USA	Leased	Oct-19	3	✓	48	✓	-	✓	-
27	Soho Roc House	Europe and RoW	Greece	Leased	Jul-20	2	✓	44	✓	-	✓	-
28	Soho Beach House Canouan	North America	St Vincent & The Grenadines	HMA*	Apr-21	1	✓	40	✓	-	-	-
29	180 House	UK	UK	Leased	Apr-21	1	✓	-	-	-	✓	✓
30	Soho House Austin	North America	USA	Leased	May-21	1	✓	46	-	-	✓	-
31	Soho House Tel Aviv	Europe and RoW	Israel	Leased	Aug-21	1	✓	24	-	-	✓	-
32	Soho House Paris	Europe and RoW	France	Leased	Sep-21	1	✓	36	✓	-	✓	-
33	Soho House Rome	Europe and RoW	Italy	Leased	Oct-21	1	✓	49	✓	✓	✓	✓
34	Soho House Nashville	North America	USA	Leased	Feb-22	0	✓	47	✓	-	✓	-
35	Brighton Beach House	UK	UK	Leased	May-22	0	✓	-	-	-	✓	✓
36	Holloway House	North America	USA	Leased	May-22	0	✓	34	-	-	-	-
37	Little House Balham	UK	UK	Leased	Jul-22	0	✓	-	-	-	-	-
38	Soho House Copenhagen	Europe and RoW	Denmark	Leased	Jul-22	0	✓	-	-	-	-	-
39	Soho House Stockholm	Europe and RoW	Sweden	Leased	Dec-22	0	✓	-	-	-	-	-
40	Little Pool House Miami	North America	USA	Leased	Dec-22	0	✓	-	-	-	✓	-

*MCG operates these properties under a hotel management agreement.

Item 3. Legal Proceedings.

From time to time we are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a significant adverse effect on our business, financial condition, results of operations or cash flows. However, the results of litigation and arbitration are inherently unpredictable and the possibility exists that the ultimate resolution of matters to which we are or could become subject could result in a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Item 8, Financial Statements and Supplementary Data, Note 18 Commitments and Contingencies in this Annual Report on Form 10-K for further information.

Item 4. Mine Safety Disclosures.

None.

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

Holders of MCG’s Class A Common Stock

As of March 6, 2023, there were 1,546 registered holders of our Class A Common Stock and 8 registered holders of our Class B Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 1, 2023 and is incorporated herein by reference.

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

Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the 13 weeks ended January 1, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
October 3, 2022 through October 30, 2022	487,342	$4.30	487,342	$13
October 31, 2022 through December 4, 2022	1,961,262	$4.36	1,961,262	$5
December 5, 2022 through January 1, 2023	1,076,956	$4.22	1,076,956	$-
Total	3,525,560	$4.31	3,525,560
(1)
Includes commissions paid.
(2)
Our stock repurchase program, which was announced on March 18, 2022, allows for the repurchase of up to a total of $50 million of the Company’s Class A common stock. Under this publicly announced program, we were authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. While the repurchase program did not have an expiration date, the Company completed the program in December 2022 having repurchased the upper limit of $50 million shares (including commissions).

Item 6. (Reserved)

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. We have elected not to include a discussion of the earliest year. Such disclosure can be reviewed in item 7of the prior filing. Such discussion is not directly comparable due to an inconsistent constant currency basis which uses a different factor to convert the 2020 financial information within the prior filing

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section in this Annual Report on Form 10-K. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and events to differ from those anticipated. These statements are based upon information currently available to us, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

MCG is a global membership platform that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change. The central pillar of MCG is Soho House, which drives the majority of our membership and revenue today. A Soho House membership offers access to a network of distinctive and carefully curated Houses, across North America, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including the Soho House App and our website.

Over the last 28 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of January 1, 2023, we have approximately 226,800 members (including approximately 162,000 Soho House Members) who engage with MCG through our global portfolio of 40 Soho Houses, 9 Soho Works, Scorpios Beach Club in Mykonos, Soho Home, our

interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and the LINE and Saguaro hotels in North America also form part of MCG’s wider portfolio via management agreements to operate the properties.

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

Our membership has remained resilient through multiple economic cycles and the COVID-19 pandemic. When our physical sites were forced to close as a result of the COVID-19 pandemic, there was minimal impact on the retention of Adult Paying Members. The power of our model is driven by the important role we believe that we play in our members’ lives and the value we consistently provide them for their membership fees. We believe our retention compares favorably to leading consumer subscriptions or memberships—across music, media, fitness, entertainment and commerce—despite, in many cases, their significantly lower price points.

The demand for our membership is also demonstrated by our large and growing MCG global wait list, which as of January 1, 2023 stands at over 86,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

For the fiscal year ended January 1, 2023, of our $972 million in Total revenues, $273 million (28%) was attributable to Membership revenues, $427 million (44%) to In-House revenues, and $273 million (28%) to Other revenues. For the fiscal year ended January 2, 2022, of our $561 million in Total revenues, $189 million (34%) was attributable to Membership revenues, $218 million (39%) to In-House revenues, and $153 million to Other revenues (27%).

Membership revenues are comprised of annual membership fees and one-time legacy initial registration fees paid by new members, prior to April 4, 2022. From April 4, 2022, new admitted members have been required to purchase House Introduction Credits which will be redeemable within the first 3 months of membership against purchases of food and beverage items and bedroom stays at the Houses which will be recorded as In-House Revenues. Any unused amounts will be recognized as Membership Revenues. Refer to Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Basis of Presentation in this Annual Report on Form 10-K for further information on House Introduction Credits.

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

Other revenues include all revenues not realized within our Houses, including Scorpios, Soho Works and stand-alone restaurants, design and procurement fees from Soho House Design and Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses, as well as management fees from hotel management contracts for The Ned Sites and The LINE and Saguaro hotels.

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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a new US Every House annual membership fee of approximately $4,500, providing access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (26 years old and younger) and “Millennials”(27- to 42-year-olds) constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as Cities Without Houses ("CWH"), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including Nashville, US (February 2022), Brighton, UK (March 2022) Copenhagen, Denmark (July 2022) and Stockholm, Sweden (December 2022). As of January 1, 2023, we have 6,800 CWH members across 73 cities.

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of $130. We offer access to physical spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of January 1, 2023, we had 58,222 Soho Friends members. We intend to grow this membership brand in a measured way so that our Adult Paying Members continue to account for the majority of visitors to our Houses and restaurants.

Soho Home

Soho Home was created as a result of the consistent requests from our members to recreate the look and feel of the Houses in their own homes. Soho Home is an interiors and lifestyle retail brand that offers handcrafted furniture, lighting, textiles, tableware and accessories mostly through ecommerce. Over the past few years, we have transformed Soho Home into a high growth retail business. At the beginning of August 2022, we merged our SOHO HOME+ membership into Soho Friends.

Soho Works

First launched in 2015, Soho Works provides its members with the space and resources to work alongside other like-minded individuals and businesses—facilitating connections and providing the tools to flourish. Aimed primarily at existing Soho House and Soho Friends members, Soho Works draws on the same design principles and membership ethos as Soho House, but is a space purposed entirely for work and creative collaboration.

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of January 1, 2023, we had 6,633 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Adult Paying Members, a US Soho Works membership ranges from $400 to $750 per month, depending on membership type.

Scorpios Beach Club

Set in a cove on the southern tip of Mykonos, Scorpios offers a one of a kind beach experience with a well-established globally recognized brand. With a restaurant, terraces and daybeds, and a distinctive wellness offering, Scorpios enriches the lives of its guests who are looking to escape from their daily lives. We believe the Scorpios concept has significant potential to expand into additional locations as a key part of our platform and we expect to open our second site in Tulum, Mexico in 2024.

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) is aimed at a broader group of professional people. As of January 1, 2023, Ned’s Club London has approximately 3,000 members. In June 2022, The Ned NoMad in New York opened which covers 117,000 sq ft and includes a Ned’s Club, Cecconi's restaurant, as well as 167 bedrooms. As of January 1, 2023, The Ned NoMad has over 1,600 members. The Ned in Doha opened in November 2022, which as of January 1, 2023 had over 360 members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The hotels that are currently operational are located in Los Angeles, Washington, Austin, Palm Springs, and San Francisco (opened September 2022), and among them offer a variety of food and beverage offerings together with approximately 1,500 hotel rooms. We receive management fees under hotel management contract for the operation of these hotels. The transaction has broadened our geographic reach in North America. Refer to Item 8, Financial Statements and Supplementary Data, Note 3 - Acquisitions for further information.

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

Reportable Segments

Our operations consist of three reportable segments (United Kingdom, North America, Europe and Rest of the World (“ROW”)) and one non-reportable segment that we present as “All Other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and stand-alone restaurants. Refer to Item 8, Financial Statements and Supplementary Data, Note 21 - Segments in this Annual Report on Form 10-K for more information on reportable segments.

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

SOHO HOUSE MEMBER RETENTION. Soho House Member Retention is defined as the number of Adult Paying Members (being all Soho House members excluding child members and complimentary members) at the beginning of a period less the number of Adult Paying Members who canceled their membership during that same period (without giving any effect to Adult Paying Members who froze their memberships during such period), as a proportion of total Adult Paying Members at the beginning of such period.

NUMBER OF OTHER MEMBERS. Other members include members of Soho Works and Soho Friends are key to our growth strategy and enhancing our Soho House member experience. Like Adult Paying members, other memberships are an integral part of our business and we believe will have a significant impact on our profitability and financial performance in the future.

FROZEN MEMBERS. Frozen Members refers to Adult Paying Members who have elected to suspend their membership payments on a six, nine- or twelve-month basis during which period the member is not able to gain access to a Soho House site as a member, access our membership Apps, or book bedrooms or Cowshed treatments or products on discounted member rates. Frozen Members are not included in Adult Paying Members, but are included in the total number of Soho House members.

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

HOUSE INTRODUCTION CREDITS. New members admitted from April 4, 2022 have been required to purchase House Introduction Credits as part of their membership, per the House rules. House Introduction Credits are credits of an equivalent value to cash within Houses and are redeemable to purchase food and beverage items, and bedroom stays, at the Houses. House Introduction Credits expire after the first three months from the date of issuance, where legally permitted in the regions we operate, if not utilized or if the Company terminates a member’s House membership. House Introduction Credits are recognized upon issuance as deferred revenue on our consolidated balance sheets. Revenue from House Introduction Credits are recognized as In-House revenues when redeemed by members, and as breakage revenue within Membership revenues upon expiration or in the period that we are able to reliably estimate expected breakage to the extent that they are unredeemed, are recognized. House Introduction Credits expire three months from the date of issue.

HOUSE MEMBERSHIP REVENUES. House Membership Revenues are comprised primarily of annual membership fees and one-time legacy registration fees from Adult Paying Members which are amortized over 20 years. The one-time registration fee is no longer applicable to new members admitted from April 4, 2022; see "House Introduction Credits" above.

IN-HOUSE REVENUES. In-House Revenues refer to all revenues realized within our Houses, and primarily includes revenues from food and beverage, accommodation, and spa products and treatments.

HOUSE REVENUES. House Revenues is defined as House Membership Revenues plus In-House Revenues, less Non-House Membership Revenues. Our management views House Membership Revenues and In-House Revenues as interrelated and their aggregation as important in tracking House performance. Although there is no minimum spend for any member on In-House offerings, in practice most members consume food and beverage, accommodations and other offerings at our Houses. The pricing of our In-House offerings is reflective of the fact that the significant majority of In-House offerings that generate In-House revenues are consumed by members who also pay a membership fee in relation to that House, with pricing of such In-House offerings being identical for both members and non-members.

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

NON-HOUSE MEMBERSHIP REVENUES. Non-House Membership Revenues are comprised of Soho Works membership revenues, Soho Friends membership revenue and SOHO HOME+ membership revenues, which was merged into Soho Friends membership at the beginning of August 2022.

ACTIVE APP USERS. Active App Users is defined as unique users who have logged into any of our membership Apps within the last three months.

AVERAGE DAILY RATE ("ADR"). Average Daily Rate represents the average rental income per paid occupied room. We believe this is a meaningful indicator of our performance.

REVENUE PER AVAILABLE ROOM ("RevPAR"). The key industry standard for measuring hotel-operating performance is RevPAR, which is calculated by multiplying the percentage of occupied rooms to available rooms by the ADR realized. We believe RevPAR is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our revenue. We also believe occupancy and ADR, which are components of calculating RevPAR, are meaningful indicators of our performance. Where this is presented on a like-for like basis, RevPAR is adjusted for new or divested sites, for example Houses that were not open in the comparison period.

Non-GAAP Financial Measures

We refer to Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin throughout this Annual Report on Form 10-K, as we use these measures to evaluate our operating performance and each of these measures is defined in “Non-GAAP Financial Measures.” We believe these measures are useful to investors in evaluating our operating performance. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin are all supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin should not be considered as substitutes for GAAP metrics such as Operating Loss and Net Loss or any other performance measure derived in accordance with GAAP. Some of our financial and operational data that we disclose in this Annual Report on Form 10-K are presented on a ‘constant currency’ basis to isolate the effect of currency changes during the period. Where we refer to a measure being calculated in ‘constant currency’, we are calculating the USD change and the percent change as if the exchange rate that is being used in the current period was in effect for the prior period presented. We believe that this calculation provides a more meaningful indication of actual year-over-year performance and eliminates the fluctuations from currency exchange rates.

KEY PERFORMANCE AND OPERATING METRICS

	As of
	January 1, 2023	January 2, 2022	January 3, 2021
	(Unaudited)
Number of Soho Houses	40	33	27
North America	14	11	9
United Kingdom	13	11	10
Europe/RoW	13	11	8
Number of Soho House Members	161,975	122,807	113,509
North America	60,439	45,733	42,722
United Kingdom	60,909	48,575	45,470
Europe/RoW	33,827	23,847	20,213
All Other	6,800	4,652	5,104
Number of Other Members	64,855	33,029	5,252
North America	17,864	7,944	769
United Kingdom	39,325	22,131	4,424
Europe/RoW	7,666	2,954	59
Number of Total Members	226,830	155,836	118,761
Number of Active App Users	168,641	119,677	77,226

	For the Fiscal Year Ended		For the Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 1, 2023	January 2, 2022
	Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Membership Revenue growth year over year	44%	7%	62%	n/m
North America	48%	(3)%	48%	(3)%
United Kingdom	28%	9%	44%	2%
Europe/RoW	50%	(2)%	69%	(9)%
All Other	68%	n/m	89%	89%
Operating loss	$(147,481)	$(188,026)	$(147,481)	$(167,282)
Operating loss margin	(15)%	(34)%	(15)%	(34)%
House-Level Contribution	144,425	82,852	144,425	73,712
House-Level Contribution Margin	22%	21%	22%	21%
Other Contribution	52,524	1,710	52,524	1,521
Other Contribution Margin	17%	1%	17%	1%
Adjusted EBITDA	60,741	(23,969)	60,741	(21,325)
Percentage of total revenues	6%	(4)%	6%	(4)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 2, 2022 AND JANUARY 3, 2021

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	January 1, 2023	January 2, 2022		January 2, 2022 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$272,809	$189,189	44%	$168,318	62%
In-House revenues	426,602	217,934	96%	193,892	n/m
Other revenues	272,803	153,431	78%	136,505	100%
Total revenues	972,214	560,554	73%	498,715	95%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(524,929)	(308,840)	(70)%	(274,769)	(91)%
Other operating expenses (exclusive of depreciation and amortization)	(250,336)	(167,152)	(50)%	(148,712)	(68)%
General and administrative expenses	(123,435)	(89,383)	(38)%	(79,522)	(55)%
Pre-opening expenses	(14,081)	(21,294)	34%	(18,945)	26%
Depreciation and amortization	(99,930)	(83,613)	(20)%	(74,389)	(34)%
Share-based compensation	(27,681)	(26,660)	(4)%	(23,719)	(17)%
Foreign exchange loss, net	(69,600)	(25,541)	n/m	(22,723)	n/m
Other	(9,703)	(26,097)	63%	(23,218)	58%
Total operating expenses	(1,119,695)	(748,580)	(50)%	(665,997)	(68)%
Operating loss	(147,481)	(188,026)	22%	(167,282)	12%
Other (expense) income
Interest expense, net	(71,499)	(84,382)	15%	(75,073)	5%
Gain on sale of property and other, net	390	6,837	(94)%	6,083	(94)%
Share of income (loss) of equity method investments	3,941	(2,249)	n/m	(2,001)	n/m
Total other expense, net	(67,168)	(79,794)	16%	(70,991)	5%
Loss before income taxes	(214,649)	(267,820)	20%	(238,273)	10%
Income tax expense	(5,131)	(894)	n/m	(795)	n/m
Net loss	(219,780)	(268,714)	18%	(239,068)	8%
Net (income) loss attributable to noncontrolling interest	(800)	3,319	n/m	2,953	n/m
Net loss attributable to Membership Collective Group Inc.	$(220,580)	$(265,395)	17%	$(236,115)	7%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.
(2)
In-House operating expenses is exclusive of depreciation and amortization of $55,587 and $53,568 ($55,587 and $47,658 in constant currency) for the fiscal years ended January 1, 2023 and January 2, 2022, respectively.
(3)
Other operating expenses is exclusive of depreciation and amortization of $30,262 and $23,831 ($30,262 and $21,202 in constant currency) for the fiscal years ended January 1, 2023 and January 2, 2022, respectively.

OVERVIEW

While the COVID-19 pandemic continued to impact our results in first quarter fiscal 2022, we saw significant improvements in trading conditions across the remaining three quarters, across our Houses and other businesses following the removal of many restrictions in the majority of our regions. Further, despite inflationary pressures and a difficult labor market we saw a net loss reduction year-on-year and successfully opened seven new Soho Houses in Nashville, Brighton (UK), Los Angeles, London, Copenhagen, Stockholm and Miami.

During fiscal 2022, our global number of Soho House members increased by 39,168, or 32%, and we gained 1,617 Soho Works members and 30,209 Soho Friends, net of the conversion of HOME+ members in August 2022. Adult Paying Members increased by over 34,000 and our frozen members decreased further from 4,454 members to 2,256, below pre-pandemic levels. Due to the increase in Adult paying members and our Non-House members across fiscal 2022, Membership revenues increased by $83,620, or 44%.

Total In-House revenues increased by $208,668 in fiscal 2022, or 96% as a result of fewer COVID-related restrictions in comparison to fiscal 2021, particularly after first quarter fiscal 2022. Revenues were also boosted by an additional seven Soho Houses opened throughout fiscal 2022 as well as a full year of In-House revenues for the five Soho Houses in fiscal 2021. Other revenues increased by 78% in fiscal 2022 predominantly due to fewer COVID-related restrictions being in place in comparison to fiscal 2021, resulting in higher revenues from our restaurants, townhouses and Scorpios during the summer months, as well as growth in our retail offerings year-on-year. We also acquired the operating agreements relating to the LINE and Saguaro hotels in June 2021, which also drove the increase in Other revenues due to the additional management fee income for a full fiscal period, as well as management fees from the Ned New York and Ned Doha which opened in June 2022 and November 2022 respectively.

Operating loss decreased by $40,545 to $147,481 in fiscal 2022 primarily due to increased Membership revenues year-on-year coupled with higher trading volumes. Although we saw higher In-House and Other operating expenses year-on-year in line with higher activity and inflationary pressures, both House-Level Contribution and Other Contribution increased in fiscal 2022, primarily as a result of improved trading conditions, selective price increases and higher Membership revenues.

Net loss attributable to Membership Collective Group decreased to $220,580 in fiscal 2022 from $265,395 in fiscal 2021. Adjusted EBITDA increased from a loss of $23,969 in fiscal 2021 to a gain of $60,741 in fiscal 2022 following normalization of trading activity levels post-COVID-19 and increased Membership revenues year-on-year.

TOTAL REVENUES

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$972,214	$560,554	73%	95%
North America	389,124	226,708	72%	72%
United Kingdom	299,929	173,499	73%	94%
Europe/RoW	135,104	67,923	99%	n/m
All Other	148,057	92,424	60%	80%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

MEMBERSHIP REVENUES

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$272,809	$189,189	44%	62%
North America	133,889	90,433	48%	48%
United Kingdom	76,507	59,722	28%	44%
Europe/RoW	26,287	17,496	50%	69%
All Other	36,126	21,538	68%	89%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Membership revenues were $272,809 for fiscal 2022 compared to $189,189 for fiscal 2021, an increase, of $83,620 or 44%.

Growth was primarily driven by an increase of over 34,800 Adult Paying Members spread across all segments, including over 9,300 additional Adult Paying Members from Houses opened during fiscal 2022. Additionally, the Soho House Every House membership fee was increased at the start of fiscal 2022, which impacted new Every House members on the date they joined and existing Every House members on their renewal date. In constant currency, Membership revenues increased by $104,492, or 62%.

Membership revenues in our North America segment increased by $43,456 or 48%, which was predominantly driven by an additional approximately 13,300 Adult paying members at the end of the fiscal 2022 versus the prior year, coupled with Every House membership fee increases. The increase in Adult paying members was driven by membership intakes across all existing Houses as well as at the three new Houses opened during fiscal 2022.

Membership revenues in the United Kingdom segment increased by $16,785, or 28%, due to the opening of Brighton Beach House in March 2022 and Little House Balham in July 2022, as well as membership increases across all existing Houses, resulting in an increase in Adult Paying members in the United Kingdom of approximately 12,000 versus year end fiscal 2021. In constant currency, Membership revenues in the United Kingdom segment increased by $23,374, or 44%.

Membership revenues in the Europe/RoW segment increased by $8,791, or 50%, due to an increase of approximately 7,000 Adult paying members, driven by membership increases across all Houses, particularly at our new and maturing sites, Soho House Paris (September 2021), Soho House Rome (October 2021), Soho House Copenhagen (July 2022) and in part by Soho House Stockholm which opened in December 2022 and Soho House Hong Kong as the city restrictions reduced in the second half of fiscal 2022. In constant currency, Membership revenues in the Europe/ROW segment increased by $10,721, or 69%.

The increase in Membership revenues in All Other of $14,588 is primarily driven by an additional approximately 31,800 Non-House members (being Soho Works members, Soho Friends and SOHO HOME+ members, which was merged into Soho Friends membership at the beginning of August 2022) versus year end fiscal 2021, as well as an increase of approximately 2,000 Cities Without Houses Adult paying members year on year. Cities Without Houses members were subject to the same membership fee increases during the year as Every Houses members. In constant currency, Membership revenues in All Other increased by $16,964, or 89%.

IN-HOUSE REVENUES

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$426,602	$217,934	96%	n/m
North America	190,176	101,298	88%	88%
United Kingdom	166,016	88,987	87%	n/m
Europe/RoW	70,410	27,649	n/m	n/m

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

In-House revenues were $426,602 for fiscal 2022, compared to $217,934 for fiscal 2021, an increase of $208,668, or 96%. The increase was predominantly driven by an easing of COVID-related restrictions after first quarter fiscal 2022, the seven new Soho Houses which opened during fiscal 2022 as well as a full year of our five fiscal 2021 House openings. Additionally higher spend at our existing Houses opening pre fiscal 2021, also boosted sales further. Throughout the year 2021, our Houses were subject to various different trading restrictions, whereas in fiscal 2022 we saw minimal restrictions, mainly only in first quarter fiscal 2022, apart for Soho House Hong Kong where Government-imposed COVID-related restrictions, for a significant proportion of fiscal 2022. This meant increases in sales volumes compared to fiscal 2021 on a like-for-like basis. In constant currency, In-House revenues increased by $232,710.

North America saw In-House revenues increase by $88,878, or 88%, due to fewer trading restrictions versus fiscal 2021 where sites were operating at reduced capacity and vaccine mandates for much of the year, thus 2022 sales volumes increased year-on-year. Selective price rises across food, beverage and accommodation in the second half of fiscal, as well as the opening of Soho House Nashville in February 2022 and Holloway House in May 2022 further contributed to the increase in In-House revenues versus fiscal 2021.

Our United Kingdom segment saw In-House revenues increase by $77,029, or 87%, due to fewer COVID-related restrictions year-on-year meaning an increase in sales volumes, as well as additional revenue from Brighton Beach House and Little House Balham, London which opened in May 2022 and July 2022, respectively. In constant currency, In-House revenues increased by $86,846.

Europe/ROW sites struggled throughout fiscal 2021 with more restrictions in the region compared to the UK and North America, meaning growth year-on-year in fiscal 2022 was significant, with an increase of $42,761. Year-on-year In-House revenues growth was further amplified by a full year of trading for the three new Houses opened in the region in the second half of fiscal 2021, Soho House Tel Aviv (August 2021), Soho House Paris (September 2021) and Soho House Rome (October 2021). Additionally we opened Soho Houses in Copenhagen and Stockholm in July and December 2022, respectively, which further contributed to revenue growth year-on-year. In constant currency, In-House revenues increased by $45,811.

OTHER REVENUES

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$272,803	$153,431	78%	100%
North America	64,983	34,978	86%	86%
United Kingdom	57,310	24,790	n/m	n/m
Europe/RoW	38,408	22,778	69%	90%
All Other	112,102	70,885	58%	78%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Other revenues were $272,803 for fiscal 2022, compared to $153,431 for fiscal 2021, an increase of $119,372, or 78%. This was predominantly driven by reduced COVID-related restrictions in fiscal 2022 in contrast to fiscal 2021, meaning increased sales volumes at our public restaurants in North America and the United Kingdom, as well as at Scorpios Beach Club, Mykonos. Stronger revenues from our retail offerings and revenues from an additional restaurant in Palm Springs and from management fees from the Ned NoMad, which opened in June 2022, and Ned Doha, which opened in November 2022, which also boosted Other revenues growth year-on-year.

In constant currency, Other revenues increased $136,299.

The North America segment Other revenues increased year-on-year due to better performance of our existing restaurants following reduced COVID-related restrictions and prices rises across our food and beverage offerings versus fiscal 2021. In addition to this, Other revenues benefited from the acquisition of the remaining 50% share of the Mandolin restaurant in the second quarter of fiscal 2021 and full consolidation of the restaurant's financial results in fiscal 2022. Lastly, the North America segment as also seen Other revenues increase year-on-year due to a full year of management fees earned from the LINE and Saguaro versus fiscal 2021, and additional management fees from the Ned NoMad that opened in June 2022.

Similarly, the increase in Other revenues of $32,520 in the United Kingdom segment are predominantly driven by increased footfall at our restaurants following the reduction in social distancing restrictions relative to fiscal 2021, coupled with selective price increases across our food and beverage offerings. Additionally, we saw as a stronger average daily rate and higher occupancy at the two London townhouses which meant RevPAR increased 48%, or to $330 from $223, compared to fiscal 2021.

The Europe/RoW segment saw a strong revenue increase year on year as a result of a very successful season at Scorpios Beach Club, which benefited from fewer restrictions in fiscal 2022 as well as opening for the season two weeks earlier compared to fiscal 2021. In constant currency, Other revenues in the Europe/RoW segment increased $18,143 or 90%.

Growth in Other revenues in All Other was driven predominantly by improved performance of our Soho Home segment year on year with sales up 97%, predominantly driven by online purchases and the opening of two new Soho Home stores in London and Los Angeles in fiscal 2022. Additionally, in fiscal 2022 we received a lease promote following the sale of our Paris property by the landlord of $4 million. As part of our lease agreements, we often include a promote clause to ensure a share of any gain in the value of the property during our tenancy. In constant currency, Other revenues in All Other increased $49,037 or 78%.

IN-HOUSE OPERATING EXPENSES AND HOUSE-LEVEL CONTRIBUTION

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(524,929)	$(308,840)	(70)%	(91)%
Percentage of total House revenues	(78)%	(79)%
Operating loss	$(147,481)	$(188,026)	22%	12%
Operating loss margin	(15)%	(34)%
House-Level Contribution	$144,425	$82,852	74%	96%
House-Level Contribution Margin	22%	21%	1%
House-Level Contribution by segment:
North America	$83,134	$43,765	90%	90%
United Kingdom	55,609	34,513	61%	81%
Europe/RoW	(2,810)	145	n/m	n/m
All Other	8,492	4,429	92%	n/m
House-Level Contribution Margin by segment:
North America	26%	23%
United Kingdom	23%	23%
Europe/RoW	(3)%	0%
All Other	85%	64%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

IN-HOUSE OPERATING EXPENSES. In-House operating expenses were $524,929 for fiscal 2022, compared to $308,840 for fiscal 2021, an increase of $216,089, or 70%. The increase is primarily a result of new Houses and fewer capacity restrictions related to the COVID-19 pandemic in 2022 and the associated increase in sales volumes. This was coupled with wage inflation and retention incentives across all regions, as well as energy increases in the United Kingdom, the cost of which doubled at our UK Houses versus fiscal 2021.

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

In fiscal 2022, as a result of the continued impact from the COVID-19 pandemic, governmental agencies in the European Union provided grants primarily to retain on payroll workers that would have otherwise been terminated and were instead furloughed in accordance with the rules of the applicable national scheme. Such government grants, which under their terms meant that the furloughed employees were prohibited by law from providing the Company with services but kept on payroll rather than being terminated to claim unemployment benefits, totaled $0.7 million in fiscal 2022, and are presented as a reduction of payroll expenses within In-House Operating Expenses. Under the rules of the schemes, we applied to the relevant government agency and recovered the costs of furloughed employees. The net payroll expense within In-House Operating Expenses therefore only reflects the costs incurred from staff that were not furloughed and hence provided revenue generating services. In constant currency, In-House operating expenses increased by $250,160, or 91%.

HOUSE-LEVEL CONTRIBUTION. House-Level Contribution, which is defined as House Revenues less In-House operating expenses, was $144,425 for fiscal 2022, compared to $82,852 for fiscal 2021, an increase of $61,573, or 74%. This increase was primarily driven by an increase in Soho House membership revenues and In-House revenues versus the prior year, offset by an increase in operating expenses following the opening of seven new Houses in the year and increased sales volumes in comparison to fiscal 2021. In constant currency, House-Level Contribution increased by $70,713, or 96%.

House-Level Contribution Margin increased by 1% versus fiscal 2021 to 22% . This improvement in margin was predominantly driven by an increase in Soho House membership revenues year on year, which is a direct flow through to margin, as well as increased sales year-on-year following the lessening of COVID-related restrictions. This was partially offset by the dilutive impact of seven new Houses in fiscal 2022 which tend to have a negative contribution in the first year of operation and increases costs associated with increased trading which were amplified by cost pressures, particularly with regards to wages.

OTHER OPERATING EXPENSES AND OTHER CONTRIBUTION

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(250,336)	$(167,152)	(50)%	(68)%
Percentage of total other revenues	88%	(99)%
Operating loss	$(147,481)	$(188,026)	22%	12%
Operating loss margin	(15)%	(34)%
Other Contribution	$52,524	$1,710	n/m	n/m
Other Contribution Margin	17%	1%	16%
Other Contribution by segment:
North America	$14,964	$9,323	61%	61%
United Kingdom	20,998	1,198	n/m	n/m
Europe/RoW	14,844	6,106	n/m	n/m
All Other	1,718	(14,917)	n/m	n/m
Other Contribution Margin by segment:
North America	22%	26%
United Kingdom	35%	5%
Europe/RoW	38%	27%
All Other	1%	(18)%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

OTHER OPERATING EXPENSES. Other operating expenses were $250,336 for fiscal 2022, compared with $167,152 for fiscal 2021, an increase of $83,184, or 50%. This increase is primarily driven by the lessening of COVID-19 related trading restrictions versus fiscal 2021, costs in relation to the LINE & Saguaro and Mandolin properties in North America, and the increase in volumes for Soho Home. In addition, Scorpios Beach Club, Mykonos opened 2 weeks earlier in fiscal 2022 and saw much higher sales volumes year-on-year. In constant currency, Other operating expenses increased by $101,624 or 68%.

OTHER CONTRIBUTION. Other Contribution, which we define as Other revenues plus Non-House Membership Revenues less Other operating expenses, was $52,524 for fiscal 2022, compared to $1,710 for fiscal 2021, an increase of $50,814. In constant currency, Other Contribution improved by $51,003.

Other Contribution Margin was 17% for fiscal 2022, an improvement from 1% in fiscal 2021. The improvement in Other Contribution and Other Contribution Margin was predominantly driven by the impact of COVID-related restrictions lifting across sites across the year having a notable impact at our restaurants and townhouses in the United Kingdom and North America segment as well as improved margin at Scorpios Beach club, Mykonos. Additionally Non-House membership revenues increased 95% year on year which has a direct flow through to Other Contribution and Margin.

Other Contribution and Margin improvement in All Other was predominantly due to increases in Non-House membership fees at Soho Works, the lease promote gain in relation to the Soho House Paris property, and higher margin design fees from Soho House Design year-on-year.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$123,435	$89,383	38%	55%
Percentage of total revenues	13%	16%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

General and administrative expenses were $123,435 for fiscal 2022, compared with $89,383 for fiscal 2021, an increase of $34,052, or 38%. The increase was primarily driven by wage increases for existing staff from February 2022 onwards, coupled with an increase headcount and other costs as a result of the removal of many COVID-related restrictions across the various regions that were in place in fiscal 2021, as well as costs and headcount to support business expansion, including the seven new Soho Houses opened in fiscal 2022.

In constant currency, General and administrative expenses increased by $43,913, or 55%.

PRE-OPENING EXPENSES

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$14,081	$21,294	(34)%	(26)%
Percentage of total revenues	1%	4%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Pre-opening expenses were $14,081 for fiscal 2022, driven by the opening of seven new Houses during the year. This is a decrease of $7,213, or 34% versus fiscal 2021, which is predominantly driven by better costs control and timing and size of new House openings. In constant currency, Pre-opening expenses decreased by 26%.

DEPRECIATION AND AMORTIZATION

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$99,930	$83,613	20%	34%
Percentage of total revenues	10%	15%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Depreciation and amortization was $99,930 for fiscal 2022, compared with $83,613 for fiscal 2021, an increase of $16,317, or 20%. This increase was primarily driven by amortization of capitalized IT development costs, partly related to the development of the Soho House App, as well as a full year of depreciation associated with our five Soho House openings in fiscal 2021 and seven additional Houses in 2022. In constant currency, Depreciation and amortization expenses increased by $25,541, or 34%.

SHARE-BASED COMPENSATION, FOREIGN EXCHANGE, AND OTHER

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$27,681	$26,660	4%	17%
Percentage of total revenues	3%	5%
Foreign exchange loss, net	$69,600	$25,541	n/m	n/m
Percentage of total revenues	7%	5%
Other	$9,703	$26,097	(63)%	(58)%
Percentage of total revenues	1%	5%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Share-based compensation expense, which is a non-cash item, increased by $1,021 to $27,681, driven by new awards. This has been offset, in part, by non-recurring expenses in the prior year and by foreign exchange movements. In constant currency the expense increased by 17% driven by new grants of Share Appreciation Rights and Restricted Stock Units as well as a one-time expense of $2 million in connection to the repricing of certain Share Appreciation Right to a lower strike price. The full impact was partly offset by a one-time acceleration expense in the comparative period of vesting by one year triggered by the IPO for certain outstanding awards which was in accordance with the original award terms.

Foreign exchange loss, net increased by $44,059 to $69,600 for fiscal 2022, primarily driven by an increase in non-USD denominated working capital as a result our foreign growth, foreign exchange volatility impacting our non-USD debt and working capital.

Other expense decreased by $16,394 to $9,703 for fiscal 2022, driven primarily by costs incurred in fiscal 2021 associated with our Goldman Sachs Senior Secured Note facility in March 2021 and July 2021 IPO of $16 million. In the current fiscal year, the expense primarily related to $4 million of expenses incurred with respect to an internal strategic reorganization program of the Company's support and operations teams and $1 million expense incurred with respect to a historic settlement of an employment related legal claim. The Company has remediated its operating processes to mitigate a similar issue from recurring.

INTEREST EXPENSE, NET

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$71,499	$84,382	(15)%	(5)%
Percentage of total revenues	7%	15%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Net interest expense was $71,499 for fiscal 2021, compared with $84,382 for fiscal 2020, a decrease of $12,883 or 15%. This decrease is predominantly driven by foreign exchanges movements as in constant currency net interest expense decreased by only $3,574, or 5%. There were a number of one off charges in fiscal 2021 which have inflated the prior year comparison including $9 million loss on extinguishment of the Permira Senior Facility, in addition to a $5 million exit fee on the Senior Facility triggered by the IPO transaction in fiscal 2021. This is offset in part by the incremental interest expense incurred following issuance of $100 million additional notes in March 2022 under the Goldman Sachs Senior Secured Note facility.

GAIN ON SALE OF PROPERTY AND OTHER, NET

The Company recognized Gains on disposal of property and other, net of $390 and $6,837 during fiscal 2022 and fiscal 2021, respectively. The decrease year over year is primarily driven by the fiscal 2021 gain on disposal of property and other, net mainly related to the acquisition of the remaining 50% of ownership interest in Soho House—Cipura (Miami), LLC., which owns and operates the Mandolin Aegean Bistro, located in Miami, Florida ("Cipura (Miami), LLC"). The non-cash gain was related to the remeasurement of our existing 50% ownership to fair value as part of the initial consolidation of Cipura (Miami), LLC after acquisition in May 2021.

SHARE OF INCOME (LOSS) OF EQUITY METHOD INVESTMENTS

We maintain a portfolio of equity method investments owned and operated through non-controlling interests in investments with one or more partners. Two of our Houses are owned and operated by us through non- controlling interests and we own and operate certain of our other businesses through non-controlling interest in joint ventures. The Company recognized share of income of equity method investment of $3,941 during fiscal 2022, a decrease of $6,190 on fiscal 2021. In fiscal 2021, Cipura (Miami), LLC was recognized as a joint venture; however, following the completion of the acquisition in May 2021, the Company began to fully consolidated Cipura (Miami), LLC in its results which contributed to the decrease of share income (loss) of equity method investments.

INCOME TAX EXPENSE

Income tax expense was $5,131 for fiscal 2022 compared to an expense of $894 for fiscal 2021, an increase in expense of $4,237. This increase was driven by taxes payable in foreign jurisdictions, specifically Greece and Canada, following a return to profitability. In fiscal 2021, owing to the impact of COVID on the profitability of our operations in Greece, Germany and Canada, where we historically pay cash taxes on their profits, we experienced a decrease in tax paid owing to the decreased profitability associated with the impact of COVID on our operations.

NET LOSS ATTRIBUTABLE TO MCG

Net loss attributable to MCG was $220,580 for fiscal 2022, compared with Net loss attributable to MCG of $265,395 for fiscal 2021, a decrease in loss of $44,815. This was attributable primarily to improvement in trading following reduced COVID-related restrictions year-on-year coupled with significant increase in Membership revenues.

ADJUSTED EBITDA

	For the Fiscal Year Ended		Percent Change
	January 1, 2023	January 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$60,741	$(23,969)	n/m	n/m
Percentage of total revenues	6%	(4)%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Adjusted EBITDA improved by $84,710 from a loss of $23,969 in fiscal 2021 to $60,741 in fiscal 2022. This significant increase was predominantly driven improved performance across the business following the reduction in COVID-related restrictions versus fiscal 2021, coupled with increased Membership revenues from both Soho House and Non-House members which helped improve House and Other Contribution margins year-on-year.

Strong revenue growth was partially offset by an increase in Operating and General and administrative expenses year-on-year as a result of higher trading volumes, the additional seven Soho Houses added to the portfolio in fiscal 2022 and a reduction in government grants year-on-year.

In constant currency, Adjusted EBITDA increased by $82,066.

For a reconciliation of Adjusted EBITDA to Net Loss, see “—Non-GAAP Financial Measures.”

NON-GAAP FINANCIAL MEASURES

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the Fiscal Year Ended		Percent Change
	January 1, 2023 Actuals	January 2, 2022 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(219,780)	$(268,714)	18%	8%
Depreciation and amortization	99,930	83,613	20%	34%
Interest expense, net	71,499	84,382	(15)%	(5)%
Income tax expense	5,131	894	n/m	n/m
EBITDA	(43,220)	(99,825)	57%	51%
Gain on sale of property and other, net	(390)	(6,837)	94%	94%
Share of (income) loss of equity method investments	(3,941)	2,249	n/m	n/m
Foreign exchange(2)	69,600	25,541	n/m	n/m
Share of equity method investments adjusted EBITDA	7,577	4,662	63%	83%
Adjusted share-based compensation expense(2) (3)	25,101	26,660	(6)%	6%
Operational reorganization and severance expense(4)	9,339	—	n/m	n/m
Membership credits expense(5)	1,201	7,923	(85)%	(83)%
COVID-19 related rebate(6)	—	(664)	n/m	n/m
Corporate financing and restructuring costs(7)	—	16,322	n/m	n/m
Out of period operating lease liability adjustment(8)	(5,439)	—	n/m	n/m
Employment related settlement expense(9)	913	—	n/m	n/m
Adjusted EBITDA	$60,741	$(23,969)	n/m	n/m

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.
(2)
See "Comparison of the fiscal year ended January 2, 2022 and January 3, 2021 - Other Expenses” for information regarding the increase in foreign exchange and share-based compensation expense period-on-period.
(3)
For fiscal year ended January 1, 2023 this excludes a $5 million non-cash expense, which is included within Share-based compensation expense in the Consolidated Statements of Operations, separately presented within Operational reorganization and severance expense below. It also includes an expense of $3 million, which is excluded from Share-based compensation expense in the Consolidated Statements of Operations, in respect of a non-recurring cash payment in connection with the Growth Shares.

(4)
Represents $4 million of expenses incurred with respect to a strategic reorganization program of the Company's operations and support teams. This also includes a non-cash share-based compensation expense of $5 million. The non-cash share-based compensation expense is reported within Share-based compensation expense.
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
(8)
Represents an out-of-period adjustment correcting an error with respect to the estimation of the operating lease liability identified during fiscal 2022 but relating to fiscal years 2021, 2020 and 2019. There is no material impact from the correction of this error to previously reported periods. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.
(9)
Represents expenses incurred with respect to a historic settlement of an employment related legal claim. The Company has remediated its operating processes to mitigate a similar issue from recurring.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the Fiscal Year Ended
	January 1, 2023	January 2, 2022	Change %	January 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(147,481)	$(188,026)	22%	$(167,282)	12%
General and administrative	123,435	89,383	38%	79,522	55%
Pre-opening expenses	14,081	21,294	(34)%	18,945	(26)%
Depreciation and amortization	99,930	83,613	20%	74,389	34%
Share-based compensation	27,681	26,660	4%	23,719	17%
Foreign exchange loss, net	69,600	25,541	n/m	22,723	n/m
Other	9,703	26,097	(63)%	23,218	(58)%
Non-House membership revenues	(30,057)	(15,431)	(95)%	(13,729)	n/m
Other revenues	(272,803)	(153,431)	(78)%	(136,505)	(100)%
Other operating expenses	250,336	167,152	50%	148,712	68%
House-Level Contribution	$144,425	$82,852	74%	$73,712	96%
Operating loss margin	(15)%	(34)%		(34)%
House-Level Contribution Margin	22%	21%		21%

	For the Fiscal Year Ended
	January 1, 2023	January 2, 2022	Change %	January 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$272,809	$189,189	44%	$168,318	62%
Less: Non-House membership revenues	(30,057)	(15,431)	(95)%	(13,729)	n/m
Add: In-House revenues	426,602	217,934	96%	193,892	n/m
Total House revenues	669,354	391,692	71%	348,481	92%
Less: In-House operating expenses	524,929	308,840	70%	274,769	91%
House-Level Contribution	$144,425	$82,852	74%	$73,712	96%

	For the Fiscal Year Ended
	January 1, 2023	January 2, 2022	Change %	January 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(147,481)	$(188,026)	22%	$(167,282)	12%
General and administrative	123,435	89,383	38%	79,522	55%
Pre-opening expenses	14,081	21,294	(34)%	18,945	(26)%
Depreciation and amortization	99,930	83,613	20%	74,389	34%
Share-based compensation	27,681	26,660	4%	23,719	17%
Foreign exchange loss, net	69,600	25,541	n/m	22,723	n/m
Other	9,703	26,097	(63)%	23,218	(58)%
House membership revenues	(242,752)	(173,758)	(40)%	(154,589)	(57)%
In-House revenues	(426,602)	(217,934)	(96)%	(193,892)	n/m
In-House operating expenses	524,929	308,840	70%	274,769	91%
Total Other Contribution	$52,524	$1,710	n/m	$1,522	n/m
Operating loss margin	(15)%	(34)%		(34)%
Other Contribution Margin	17%	1%		1%

	For the Fiscal Year Ended
	January 1, 2023	January 2, 2022	Change %	January 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$30,057	$15,431	95%	$13,729	n/m
Add: other revenues	272,803	153,431	78%	136,505	100%
Less: other operating expenses	250,336	167,152	50%	148,712	68%
Other Contribution	$52,524	$1,710	n/m	$1,522	n/m

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of January 1, 2023, we maintained a cash and cash equivalents balance of $182 million and a restricted cash balance of $8 million.

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

We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future taking account of repayment terms of our Miami property debt.

Note Purchase Agreement

On March 31, 2021, Soho House Bond Limited, a wholly-owned subsidiary of Soho House Holdings Limited, issued pursuant to a Notes Purchase Agreement an aggregate of $441 million in senior secured notes (the ‘Initial Notes’), which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC and its affiliates. The Initial Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum plus a payment-in-kind (capitalized) margin of 6.1572% per annum.

The terms of the Senior Secured Notes Facility include an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million. This option was exercised on March 9, 2022 (the "Additional Notes" and, together with the Initial Notes, the "Senior Secured Notes"). The Additional Notes bear interest at a fixed rate equal to a cash margin of 2.125% plus a payment-in-kind (capitalized) margin of 6.375%. As of January 1, 2023, the outstanding balance on the Senior Secured Notes Facility is $571 million. For further information, refer to Item 8, Financial Statements and Supplementary Data, Note 12 Debt in this Annual Report on Form 10-K.

Revolving Credit Facility

SHG Acquisition (UK) Limited and Soho House U.S. Corp., two of our wholly-owned indirect subsidiaries, entered into a senior revolving facility agreement with HSBC UK Bank PLC (‘HSBC’) on December 5, 2019 (the ‘Revolving Credit Facility’). The initial size of the Revolving Credit Facility was £55 million ($72 million). The Revolving Credit Facility was extended on May 7, 2020 in order to access an additional facility of £20 million ($25 million), bringing the borrowing capacity up to an aggregate of £75 million ($99 million). As of January 1, 2023, £71 million ($96 million) is available to draw, subject to meeting covenant requirements, with £4 million ($6 million) utilized as a letter of guarantee in respect of one of our lease agreements.

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

On February 11, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Second Amended and Restated Revolving Facility Agreement (the "Third Amendment"), which amends and restates the Revolving Credit Facility. The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2023 to January 25, 2024.

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the “Third Amendment”), which amends and restates the Revolving Credit Facility. The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are only applicable when 40% or more of the facility is drawn.

Loans under the Revolving Credit Facility are capable of being borrowed, repaid and reborrowed at any time. For further information, refer to Item 8, Financial Statements and Supplementary Data, Note 12 Debt in this Annual Report on Form 10-K.

CASH FLOWS AND WORKING CAPITAL

The following table provides a summary of cash flow data for the periods presented:

	For the Fiscal Year Ended
	January 1, 2023	January 2, 2022
	(Unaudited, dollar amounts in thousands)
Net cash generated by (used in)
Net cash provided by (used in) operating activities	$14,682	$(127,419)
Net cash used in investing activities	(94,137)	(119,139)
Net cash provided by financing activities	52,835	408,160
Effect of exchange rates on cash and cash equivalents	(3,999)	(910)
Net (decrease) increase in cash and cash equivalents	$(30,619)	$160,692

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For fiscal 2022, Net cash by operating activities was $14,682 compared to Net cash used in operating activities of $127,419 in fiscal 2021. The increase in cash provided by operating activities of $142,101 was primarily due by improving trading conditions as a result of the lessening of COVID-19 pandemic restrictions which has a significant impact of fiscal 2021 resulting in a year on year decrease in Net loss of 22% as well as the non-cash impact of foreign exchange losses which is offsetting some of the improvement in trading conditions.

NET CASH USED IN INVESTING ACTIVITIES

The primary cash inflows from investing activities include the cash acquired as a result of acquisitions. The primary cash outflows from investing activities include the purchase of property and equipment, intangibles and the acquisition of noncontrolling interests.

For fiscal 2022, Net cash used by investing activities was $94,137 compared to Net cash used in investing activities of $119,139 in fiscal 2021. The decrease in net cash used of $25,002 was primarily due to $17,083 less cash used in the purchase of property and equipment. In fiscal 2022, in line with our asset-light strategy as described in Item 1 Business in this Annual Report on Form 10-K, we have reduced the number of projects requiring substantial capital expenditure.

NET CASH PROVIDED BY FINANCING ACTIVITIES

The primary cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include principal payments on borrowings and payments to settle redeemable preferred shares.

For fiscal 2022, Net cash provided by financing activities was $52,835 compared to Net cash provided by financing activities of $408,160 in fiscal 2021. The decrease in cash generated of $355,325 as compared to fiscal 2021 was primarily due to net proceeds from the initial public offering of $387,538, proceeds from borrowings mainly from the Note Purchase Agreement of $465,948 and the Senior convertible preference shares issued, net of issuance costs, of $161,574 generated in fiscal 2021. The cash generated in fiscal 2021 was reduced by the repayment of debt of $613,984 and the cash settled redemption of May 2016 preferred shares, which was required following initial public offering, of $19,899. The cash generated in fiscal 2022 is mainly due to the proceeds from borrowings, net of debt issuance costs of $1 million, of $99 million related to the Goldman Sachs Senior Secured Note Purchase Agreement decreased by the Company's purchase of treasury stock of $50 million. Refer to Item 8, Financial Statements and Supplementary Data, Note 12 Debt and Note 15 SHHL Redeemable Preferred Shares and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K for further information.

CASH REQUIREMENTS FROM CONTRACTUAL AND OTHER OBLIGATIONS

Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations and long-term debt facilities. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 6 Leases in this Annual Report on Form 10-K for additional information relating to our operating and financing leases and Item 8, Financial Statements and Supplementary Data, Note 12 Debt in this Annual Report on Form 10-K for additional information related to our long-term debt.

Purchase obligations include all legally binding contracts, including commitments for the fitting out of real estate and software development/license commitments and service contracts. The majority of our purchase obligations are due within the next 12 months. Refer to Item 8, Financial Statements and Supplementary Data, Note 18 Commitments and Contingencies in this Annual Report on Form 10-K for additional information.

Leases

As of January 1, 2023, we have entered into 17 operating lease agreements for Houses, hotels, restaurants, and other properties which have not commenced. We will determine the classification as of the lease commencement date, but currently expect these under construction leases to be operating leases. We estimate the total undiscounted lease payments for these leases commencing in fiscal years 2023, 2024, and 2025 to be $286 million, $866 million, and $320 million.

For fiscal years 2023 and 2024, our contractual lease payments from existing lease agreements will total $139,676 and $143,527. Refer to Note 6 Leases in this Annual Report on Form 10-K for additional information relating to our operating and financing leases.

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of January 2, 2022.

Soho Works Limited loan

In 2017, Soho Works Limited ("SWL") entered into a term loan facility agreement for a £40 million term loan facility. The SWL loan bears interest at 7% and matures on September 29, 2022. On March 3, 2023 this loan was extended and the maturity date is now September 29, 2024 after having previously been extended to September 29, 2023 by an amendment entered into on March 11, 2022.

Goldman Sachs Senior secured notes

On March 9, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company, exercised its option under the Goldman Sachs Senior Secured Note Purchase Agreement to issue $100 million of additional notes. The net proceeds drawn down were used, in part, to finance the $50 million share repurchase program (refer to note 17 Loss Per Share and Shareholders’ Equity (Deficit) in this Annual Report on Form 10-K for additional information) with the remaining $50 million being used for general corporate purposes.

Property Mortgage Loans

In February 2019, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 corporate acquisition of Soho Beach House Miami with a new term loan and mezzanine loan. The new term loan of $55 million and mezzanine loan of $62 million are secured on the underlying property and operations of Soho Beach House Miami and are due in February 2024. The loans bear interest at 5.34% and 7.25%, respectively. The Company incurred interest expense on these facilities of $8 million, $8 million, and $8 million during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

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
Membership credits
•
House introduction credits, and
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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the fiscal year ended January 1, 2023, the Company incurred a consolidated net loss of $220 million. During the fiscal year ended January 1, 2023, the Company had positive cash flow from operations of $15 million. As of January 1, 2023, the Company had an accumulated deficit balance of $1,242 million. As of January 1, 2023, the Company had a cash and cash equivalents balance of $182 million, and a restricted cash balance of $8 million.

In assessing the going concern basis of preparation of the consolidated financial statements for the fiscal year ended January 1, 2023, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the continued availability of committed and accessible working capital to the Company.

We have considered the current global economic and political uncertainties, specifically including inflationary pressures on consumables purchased and wages, as well as any further possible impacts from the COVID-19 pandemic and the Company has factored these in when it undertook an assessment of the cash flow forecasts covering a period of at least 12 months from the date these financial statements are issued. Cash flow forecasts have been prepared based on a range of scenarios including, but not limited to, no further debt- noting that our property mortgage ($116 million) expires in February 2024, or equity funding, macro-economic dynamics, possible temporary closures of our properties from any further impact of the COVID-19 pandemic (which impacts the Company’s ability to keep open Houses and maintain a level of operations consistent with pre COVID-19 times), cost reductions, both limited and extensive, and a combination of these different scenarios.

We believe that our projected cash flows and the actions available to management to further control expenditure (particularly in respect of timing of capital works and labor costs), as necessary, provide the Company with sufficient working capital (including cash and cash equivalents) to achieve its plans of continued recovery from the impact of the pandemic and mitigating the impacts of inflationary pressures, return of a pandemic and consumer confidences, subject to the following key factors:

•
the level of in-House sales activity (primarily sales of food and beverage) may be subject to operational restrictions or capacity constraints, connected with the re-emergence of COVID, which could impact members spending patterns;

•
the continued high level of membership retention and renewals, together with members continuing their current spending patterns; and

•
the implementation, and timely deployment, of cost containment and reductions measures that are aligned with the anticipated levels of capacity.

Furthermore, available cash as a result of completed financing events, includes the exercising of an option on March 9, 2022 for issued additional notes under the existing senior secured notes for $100 million and available additional liquidity, and access to an undrawn revolving credit facility of £71 million ($96 million) (see Note 12, Debt, for additional information).

This, together with the Company’s wider sufficient financial resources, an established business model and the measures that have been put in place to control costs, mean that we believe that the Company is able to continue in operational existence, meet its liabilities as they fall due, operate within its existing facilities, and meet all of its covenant requirements for a period of at least 12 months from the date these financial statements are issued.

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the consolidated financial statements for the fiscal year ended January 1, 2023.

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

In accordance with GAAP, we review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We perform a qualitative assessment first to determine whether it is necessary to perform a subsequent quantitative impairment test. If the qualitative assessment determines that it is more likely than not that the fair value of any reporting unit is less than its carrying value, the quantitative impairment test is required to be performed; otherwise, no further testing of impairment is required. Qualitative factors that we consider include macroeconomic and industry conditions, our overall financial performance, and other relevant entity-specific events. Alternatively, we can choose to not first assess qualitative factors and instead perform the quantitative impairment test only. When performing the quantitative goodwill impairment test, the Company compares the estimated fair value of a reporting unit with the respective carrying value. If the estimated fair value of a reporting unit is less than its carrying amount, the excess of the carrying value of the reporting unit over its fair value is recognized as a goodwill impairment. When performing a quantitative goodwill impairment assessment, the estimated fair value of a reporting unit is calculated using the income approach and the market approach. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected net working capital and capital expenditure requirements; and estimated discount rates. For the market approach, the Company relies upon valuation multiples derived from stock prices and enterprise values of publicly-traded companies that are comparable to the reporting unit being evaluated.

The goodwill balance recorded in the consolidated balance sheets as of January 1, 2023 and January 2, 2022 was $200 million and $214 million, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or other intangible assets.

The Company believes the estimated fair values of its reporting units exceed their carrying values in fiscal 2022 and fiscal 2021. There was no impairment of goodwill or purchased intangible assets in fiscal 2022, fiscal 2021 or fiscal 2020.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS

We periodically evaluate long-lived assets held for use, which include property, plant and equipment, other intangible assets and equity method investments and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows. Such assets are reviewed for impairment using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that asset or group of assets, compared to the carrying value of the assets. We recognize impairment if the sum of the undiscounted future cash flows does not exceed the carrying value of the assets. For impaired assets, we recognize a loss equal to the difference between the net book value of the asset and its estimated fair value. Fair value is based on discounted future cash flows of the asset using a discount rate commensurate with the risk. In addition, at the time a decision is made to sell or discontinue use of an asset or group of assets, we record an impairment charge, if appropriate, or accelerate depreciation over the revised useful life of the asset. There was no material impairment recognized in fiscal 2022, fiscal 2021 or fiscal 2020.

LEASES

We have entered into lease agreements for our Houses, hotels, restaurants, spas and other properties. We account for our leases under Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842).

We determine the initial classification and measurement of our right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The determination of operating and finance leases requires significant judgments, including estimation of the rate implicit in the lease, incremental borrowing rates and reasonably assured lease terms. The lease term includes any renewal options and termination options that we are reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease for finance leases and the incremental borrowing rate for operating leases. The incremental borrowing rate is determined by using a portfolio approach based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment. We recognized operating lease assets of $1,086 million and $997 million and operating lease liabilities of $1,249 million and $1,152 million at January 1, 2023 and January 2, 2022, respectively.

INCOME TAXES

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rates, primarily due to the foreign tax rate differential, tax exempt revenue and non- deductible expenses and as further described in the notes to our consolidated financial statements included in this Form 10-K. Our effective tax rate was (2)%, (0)% and

0% in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. In FY 2022 we incurred an expense to our consolidated statement of operations, of $5 million, an expense for fiscal 2021 of less than $1 million, and a benefit for fiscal 2020 of less than $1 million.

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

MEMBERSHIP CREDITS

As a result of government imposed measures intended to control the spread of COVID-19, including quarantines, restrictions on travel and restrictions on certain business operations, we temporarily closed many of our Houses. We issued membership credits to active members of such closed Houses to be redeemed for certain Soho Home products, food and beverage in our Houses and our public restaurants and other eligible services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. As such, the issuance of the membership credits provided is deemed to have no material right or separate performance obligation, and no contractual arrangement has been entered into. We recognize a liability in respect of the outstanding membership credits based on our best estimate of the cost to be incurred in fulfilling the membership credits, which are expected to be redeemed by our active members. In estimating the cost of fulfillment, we regularly review the purchase cost price of items that membership credits are redeemed against. This is principally food and beverage in our Houses which is a significant component of the purchase cost percentage applied to the face value of the membership credits issued. We then apply an expected redemption rate percentage to this which is based on historical redemption patterns by our members. These two calculations yield our accrued liability for membership credits. The liability associated with the membership credits is derecognized based on the usage of credits by members during the period incurred. The redemption rate applied when estimating the liability is based on historical redemption patterns of comparable offerings and is subject to uncertainty. We regularly evaluate current information available to us to determine whether the redemption rate should be adjusted based on our cumulative redemption experience and changes to other factors including any changes to expiration dates based on our re-opening plans for our Houses as well as our actual experience of the cost of fulfillment. Estimating the expected redemption rate by our members and, to a lesser extent, the cost of fulfillment involves significant judgment. The membership credits expired on September 30, 2021.

HOUSE INTRODUCTION CREDITS

New members admitted on or after April 4, 2022 are required to purchase House Introduction Credits ("House Introduction Credits") as part of their membership, per the House rules. House Introduction Credits are credits of an equivalent value to cash within Houses and are redeemable against purchases of food and beverage items and bedroom stays at the Houses. House Introduction Credits expire after three months from the date of issuance, where legally permitted in the regions we operate, if not utilized or if the Company terminates a member's House membership. House Introduction Credits are recognized upon issuance as deferred revenue on our consolidated balance sheets. Revenue from House Introduction Credits are recognized as In-House revenues when redeemed by members, and as breakage revenue within Membership revenues upon expiration or in the period when we are able to reliably estimate expected breakage, to the extent that they are unredeemed, and further redemption is deemed remote.

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

In July 2021, the Company established its 2021 Equity and Incentive Plan (the "2021 Plan"). The 2021 Plan allows for grants of nonqualified stock options, SARs, and RSUs, or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available may, subject to board approval, increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022.

Share-based compensation expense is measured based on the grant-date fair value of those awards. All the Company awards in issue have graded-vesting features and are service conditions only awards and therefore compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

For the Company’s SAR and Growth Share awards, the grant-date fair value of the awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and risk-free interest rate. We have limited historical data of our own to utilize in determining our assumptions, as there has only been a public market for our shares following the IPO in July 2021. As such, for SAR and Growth Share awards granted and/ or modified in fiscal 2022, 2021 and 2020, we based our volatility assumption on that of a selected peer group. Forfeitures are recognized as they occur for all equity awards.

In December 2022, the Company modified the exercise prices for the certain outstanding SARs to be $4.00 per share. As a result, the Company accounted for the modification as a Type I modification, resulting in $2.2 million of incremental fair value, of which $1.5 million was recorded immediately.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Item 8, Financial Statements and Supplementary Data, Note 2 Summary of Significant Accounting Policies - Basis of Presentation to our consolidated financial statements appearing in Item 8 and elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company Status

We are an ‘emerging growth company,’ as defined in the Jumpstart Our Business Startups Act of 2012, (the "JOBS Act"), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not ‘emerging growth companies,’ including, but not limited to: presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley; having reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements; being exempt from the requirements to hold a non-binding advisory vote on executive compensation or seek stockholder approval of any golden parachute payments not previously approved;

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

If the US Dollar had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $49 million lower and approximately $54 million higher, respectively, and net loss would have been approximately $19 million lower and approximately $20 million higher, respectively, for fiscal 2022.

If the Euro had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $12 million higher and approximately $11 million lower, respectively, and net loss would have been approximately $1 million lower and approximately $1 million higher, respectively, for fiscal 2022.

Concentration of Credit Risk

Credit risk is the risk of loss from amounts owed by financial counter-parties. Credit risk can occur at multiple levels; as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject us to credit risk consist of cash equivalents and accounts receivable.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of January 1, 2023, we had $182 million in Cash and cash equivalents on the balance sheet and £70.8m undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm (BDO LLP: London, United Kingdom: PCAOB ID # 1295)	75
Consolidated Balance Sheets as of January 1, 2023 and January 2, 2022	76
Consolidated Statements of Operations for the Fiscal Years ended January 1, 2023, January 2, 2022, and January 3, 2021	78
Consolidated Statements of Comprehensive Loss for the Fiscal Years ended January 1, 2023, January 2, 2022, and January 3, 2021	79
Consolidated Statements of Changes in Redeemable Shares and Shareholders’ (Deficit) Equity for the Fiscal Years ended January 1, 2023, January 2, 2022, and January 3, 2021	80
Consolidated Statements of Cash Flows for the Fiscal Years ended January 1, 2023, January 2, 2022, and January 3, 2021	82
Notes to Consolidated Financial Statements	84

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Membership Collective Group Inc.

London, United Kingdom

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Membership Collective Group Inc., (the “Company”) as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive loss, changes in redeemable shares and shareholders’ equity(deficit), and cash flows for the 52-week period ended January 1, 2023, the 52-week period ended January 2, 2022 and the 53-week period ended January 3, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for the 52-week period ended January 1, 2023, the 52-week period ended January 2, 2022 and the 53-week period ended January 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO LLP

BDO LLP

We have served as the Company's auditor since 2008

London, United Kingdom

March 8, 2023

Membership Collective Group Inc.

Consolidated Balance Sheets

As of January 1, 2023 and January 2, 2022

	As of
(in thousands, except for par value and share data)	January 1, 2023	January 2, 2022
Assets
Current assets
Cash and cash equivalents	$182,115	$212,833
Restricted cash	7,928	7,829
Accounts receivable, net	42,215	19,338
Inventories	57,848	29,697
Prepaid expenses and other current assets	91,101	57,004
Total current assets	381,207	326,701
Property and equipment, net	647,001	684,961
Operating lease assets	1,085,579	996,991
Goodwill	199,646	214,257
Other intangible assets, net	125,968	132,158
Equity method investments	21,629	23,621
Deferred tax assets	295	446
Other non-current assets	6,571	2,348
Total non-current assets	2,086,689	2,054,782
Total assets	$2,467,896	$2,381,483
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$80,741	$71,497
Accrued liabilities	84,112	63,127
Current portion of deferred revenue	91,611	76,866
Indirect and employee taxes payable	38,088	25,289
Current portion of debt, net of debt issuance costs	1,005	6,923
Current portion of related party loans	24,612	21,661
Current portion of operating lease liabilities—sites trading less than one year	4,176	842
Current portion of operating lease liabilities—sites trading more than one year	35,436	34,513
Other current liabilities	36,019	29,045
Total current liabilities	395,800	329,763
Debt, net of current portion and debt issuance costs	579,904	459,343
Property mortgage loans, net of debt issuance costs	116,187	115,122
Operating lease liabilities, net of current portion - sites trading less than one year	227,158	174,469
Operating lease liabilities, net of current portion - sites trading more than one year	982,306	941,861
Finance lease liabilities	76,638	72,582
Financing obligation	76,239	75,802
Deferred revenue, net of current portion	27,118	27,518
Deferred tax liabilities	1,666	1,856
Other non-current liabilities	256	975
Total non-current liabilities	2,087,472	1,869,528
Total liabilities	2,483,272	2,199,291
Commitments and contingencies (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Balance Sheets

As of January 1, 2023 and January 2, 2022

	As of
(in thousands, except for par value and share data)	January 1, 2023	January 2, 2022
Shareholders’ equity
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 62,189,717 shares issued and 53,722,597 outstanding as of January 1, 2023 and 61,029,730 issued and outstanding as of January 2, 2022; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of January 1, 2023 and January 2, 2022	2,037	2,025
Additional paid-in capital	1,213,086	1,189,044
Accumulated deficit	(1,242,412)	(1,021,832)
Accumulated other comprehensive income	54,853	6,897
Treasury stock, at cost; 8,467,120 shares as of January 1, 2023	(50,000)	—
Total shareholders’ equity attributable to Membership Collective Group Inc.	(22,436)	176,134
Noncontrolling interest	7,060	6,058
Total shareholders’ equity	(15,376)	182,192
Total liabilities and shareholders’ equity	$2,467,896	$2,381,483

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Operations

For the Fiscal Years Ended January 1, 2023, January 2, 2022, and January 3, 2021

	For the Fiscal Year Ended
(in thousands except for per share data)	January 1, 2023	January 2, 2022	January 3, 2021
Revenues
Membership revenues	$272,809	$189,189	$176,910
In-House revenues	426,602	217,934	126,774
Other revenues	272,803	153,431	80,692
Total revenues	972,214	560,554	384,376
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $55,587, $53,568, and $46,386 for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively)	(524,929)	(308,840)	(220,036)
Other operating expenses (exclusive of depreciation and amortization of $30,262, $23,831, and $23,416 for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively)	(250,336)	(167,152)	(109,251)
General and administrative expenses	(123,435)	(89,383)	(74,954)
Pre-opening expenses	(14,081)	(21,294)	(21,058)
Depreciation and amortization	(99,930)	(83,613)	(69,802)
Share-based compensation	(27,681)	(26,660)	(2,618)
Foreign exchange (loss) gain, net	(69,600)	(25,541)	3,354
Other	(9,703)	(26,097)	(44,741)
Total operating expenses	(1,119,695)	(748,580)	(539,106)
Operating loss	(147,481)	(188,026)	(154,730)
Other (expense) income
Interest expense, net	(71,499)	(84,382)	(77,792)
Gain on sale of property and other, net	390	6,837	98
Share of income (loss) of equity method investments	3,941	(2,249)	(3,627)
Total other expense, net	(67,168)	(79,794)	(81,321)
Loss before income taxes	(214,649)	(267,820)	(236,051)
Income tax (expense) benefit	(5,131)	(894)	776
Net loss	(219,780)	(268,714)	(235,275)
Net (income) loss attributable to noncontrolling interests	(800)	3,319	6,814
Net loss attributable to Membership Collective Group Inc.	$(220,580)	$(265,395)	$(228,461)
Net loss per share attributable to Class A and Class B common stock
Basic and diluted (Note 17)	$(1.10)	$(1.88)	$(1.64)
Weighted average shares outstanding:
Basic and diluted (Note 17)	199,985	173,691	141,896

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Comprehensive Loss

For the Fiscal Years Ended January 1, 2023, January 2, 2022, and January 3, 2021

	For the Fiscal Year End
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Net loss	$(219,780)	$(268,714)	$(235,275)
Other comprehensive income (loss)
Foreign currency translation adjustment	47,480	20,185	(13,283)
Comprehensive loss	(172,300)	(248,529)	(248,558)
Loss attributable to noncontrolling interest	(800)	3,319	6,814
Foreign currency translation adjustment attributable to noncontrolling interest	476	(31)	(122)
Total comprehensive loss attributable to Membership Collective Group Inc.	$(172,624)	$(245,241)	$(241,866)

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Changes in Redeemable Shares and Shareholders’ (Deficit) Equity

For the Fiscal Years Ended January 1, 2023, January 2, 2022, and January 3, 2021

(in thousands)	Soho House Holdings Limited Redeemable Preferred Shares	Soho House Holdings Limited Redeemable C Ordinary Shares	Soho House Holdings Limited Ordinary Shares	Membership Collective Group Inc. Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ (Deficit) Equity Attributable to Membership Collective Group Inc.	Noncontrolling Interest	Total Shareholders’ (Deficit) Equity
As of December 29, 2019	$14,700	$67,416	$262,532	$—	$48,461	$(528,642)	$26	$(217,623)	$35,654	$(181,969)
Net loss	—	—	—	—	—	(228,461)	—	(228,461)	(6,814)	(235,275)
Noncontrolling interest related to the Soho Restaurants Limited reorganization (Note 3)	—	—	—	—	—	—	—	—	2,095	2,095
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(465)	(465)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	27,839	27,839
Payment received for vested SHHL B ordinary shares	—	—	—	—	1,913	—	—	1,913	—	1,913
Conversion of related party loan to SHHL A ordinary shares (Note 12)	—	—	2,649	—	19,763	—	—	22,412	—	22,412
Issuance of SHHL redeemable C ordinary shares (Note 16)	—	94,000	—	—	—	—	—	—	—	—
Conversion of SHHL A ordinary shares into SHHL C ordinary shares (Note 16)	—	—	—	—	—	—	—	—	—	—
SHHL redeemable C ordinary shares issuance costs (Note 16)	—	(1,011)	—	—	—	—	—	—	—	—
Share-based compensation (Note 14)	—	—	—	—	2,618	—	—	2,618	—	2,618
Net change in cumulative translation adjustment	—	—	—	—	—	—	(13,283)	(13,283)	122	(13,161)
As of January 3, 2021	$14,700	$160,405	$265,181	$—	$72,755	$(757,103)	$(13,257)	$(432,424)	$58,431	$(373,993)
Net loss	—	—	—	—	—	(265,395)	—	(265,395)	(3,319)	(268,714)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(700)	(700)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	644	644
Issuance of senior convertible preference shares (Note 15)	175,000					—	—	—	—	—
Senior convertible preference shares issuance costs (Note 15)	(13,426)	—	—	—		—	—	—	—	—
Non-cash dividends on senior convertible preference shares (Note 15)	4,335	—	—	—	(4,335)	—	—	(4,335)	—	(4,335)
Proceeds from issuance of SHHL redeemable C ordinary shares (Note 16)	—	47,000	—	—	—	—	—	—	—	—
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition (Note 3)	—	—	905	—	7,795	—	—	8,700	—	8,700
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition (Note 3)	—	—	130	—	1,120	—	—	1,250	—	1,250
Purchase of noncontrolling interests (Note 3)	—	—	6,405	—	33,821	—	—	40,226	(49,029)	(8,803)
SHHL C2 ordinary shares issued in connection with the LINE and Saguaro Acquisition (Note 3)	—	—	2,644	—	23,001	—	—	25,645	—	25,645
Accretion of redeemable preferred shares to redemption value, net of foreign currency remeasurement gain (Note 15)	5,197	—	—	—	(5,863)	666	—	(5,197)	—	(5,197)
Effect of the Reorganization Transactions (Note 1)	—	(207,405)	(275,265)	1,564	481,106	—	—	207,405	—	207,405
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	306	387,232	—	—	387,538	—	387,538
Conversion of senior convertible preference shares into Class A common stock	(165,907)	—	—	155	165,752	—	—	165,907	—	165,907
Redemption of the May 2016 preferred shares (Note 15)	(19,899)	—	—	—	—	—	—	—	—	—
Share-based compensation, net of tax (Note 14)	—	—	—	—	26,660	—	—	26,660	0	26,660
Net change in cumulative translation adjustment	—	—	—	—	—	—	20,154	20,154	31	20,185
As of January 2, 2022	$—	$—	$—	$2,025	$1,189,044	$(1,021,832)	$6,897	$176,134	$6,058	$182,192

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Changes in Redeemable Shares and Shareholders’ Equity (Deficit)

For the Fiscal Years Ended January 1, 2023, January 2, 2022, and January 3, 2021

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity Attributable to Membership Collective Group Inc.	Noncontrolling Interest	Total Shareholders’ Equity

As of January 2, 2022	$2,025	$1,189,044	$(1,021,832)	$6,897	$—	$176,134	$6,058	$182,192
Net (loss) income	—	—	(220,580)	—	—	(220,580)	800	(219,780)
Purchase of noncontrolling interests in connection with the Soho Restaurants Acquisition (Note 3)	—	(1,884)	—	—	—	(1,884)	1,884	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,206)	(1,206)
Shares repurchased (Note 17)	—	—	—	—	(50,000)	(50,000)	—	(50,000)
Non-cash share-based compensation (Note 14)	12	26,195	—	—	—	26,207	—	26,207
Additional IPO costs	—	(269)	—	—	—	(269)	—	(269)
Net change in cumulative translation adjustment	—	—	—	47,956	—	47,956	(476)	47,480
As of January 1, 2023	$2,037	$1,213,086	$(1,242,412)	$54,853	$(50,000)	$(22,436)	$7,060	$(15,376)

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended January 1, 2023, January 2, 2022, and January 3, 2021

	For the Fiscal Year End
(in thousands)	January 1, 2023		January 2, 2022	January 3, 2021
Cash flows from operating activities
Net loss	$(219,780)		$(268,714)	$(235,275)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	99,930		83,613	69,802
Non-cash share-based compensation (Note 14)	26,207		26,660	2,618
Deferred tax expense (benefit)	237		(273)	(1,341)
(Gain) loss on sale of property and other, net	(390)		(6,837)	2,264
Share of (income) loss of equity method investments	(3,941)		2,249	3,627
Amortization of debt issuance costs	4,315		4,632	5,779
Loss on debt extinguishment (Note 12)	—		14,126	—
PIK interest (settled), net of non-cash interest	36,254		(57,634)	25,717
Imputed interest on interest free related party loans	—	—	—	1,608
Distributions from equity method investees	3,281		601	846
Foreign exchange loss (gain), net	69,600		25,541	(3,354)
Guarantee provision	—		—	5,011
Changes in assets and liabilities:
Accounts receivable	(24,109)		(5,860)	10,582
Inventories	(31,029)		(7,561)	6,966
Operating leases, net	25,190		26,973	42,702
Other operating assets	(38,667)		(19,379)	(1,804)
Deferred revenue	20,131		27,251	3,297
Accounts payable and accrued and other liabilities	47,453		27,193	22,726
Net cash provided by (used in) operating activities	14,682		(127,419)	(38,229)
Cash flows from investing activities
Purchase of property and equipment	(73,729)		(90,812)	(128,939)
Proceeds from sale of assets	926		—	—
Purchase of intangible assets	(21,672)		(12,270)	(10,501)
Acquisition of subsidiaries, net of cash acquired (Note 3)	—		559	1,138
Acquisition of noncontrolling interests (Note 3)	—		(8,803)	—
Investments in equity method investees (Note 5)	—		(7,813)	(1,568)
Property and casualty insurance proceeds received	338		—	—
Net cash used in investing activities	(94,137)		(119,139)	(139,870)
Cash flows from financing activities
Repayment of borrowings (Note 12)	(736)		(613,984)	(819)
Payment for debt extinguishment costs (Note 12)	—		(9,109)	—
Issuance of related party loans	3,217		4,014	513
Proceeds from borrowings (Note 12)	105,795		465,948	55,112
Payments for debt issuance costs	(1,860)		(13,251)	(904)
Proceeds from finance leases	—		—	104
Principal payments on finance leases	(528)		(281)	(230)
Proceeds from financing obligation	—		—	3,652
Principal payments on financing obligation	(1,578)		(1,334)	—
Distributions to noncontrolling interest	(1,206)		(700)	(465)
Contributions from noncontrolling interest	—		644	27,839
Payment received for vested SHHL B ordinary shares	—		—	1,913
Senior convertible preference shares issued, net of issuance costs (Note 15)	—		161,574	—
Purchase of treasury stock, inclusive of commissions (Note 17)	(50,000)		—	—
Proceeds from issuance of SHHL redeemable C ordinary shares, net of issuance costs (Note 16)	—		47,000	92,989
SHHL Redeemable preferred shares redeemed (Note 15)	—		(19,899)	—
Proceeds from initial public offering, net of offering costs (Note 1 and Note 2)	(269)		387,538	—
Net cash provided by financing activities	52,835		408,160	179,704
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(3,999)		(910)	2,050
Net (decrease) increase in cash and cash equivalents, and restricted cash	(30,619)		160,692	3,655
Cash, cash equivalents and restricted cash
Beginning of year	220,662		59,970	56,315
End of year	$190,043		$220,662	$59,970

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended January 1, 2023, January 2, 2022, and January 3, 2021

	For the Fiscal Year End
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$29,893	$130,263	$28,543
Cash paid for income taxes	585	310	1,697
Supplemental disclosures of non-cash investing and financing activities:
Conversion of senior convertible preference shares to Class A common stock (Note 15)	$—	$165,907	$—
SHHL C2 ordinary shares issued in exchange for acquisitions of businesses and noncontrolling interests (Note 3)	—	75,825	—
Conversion of related party loan to SHHL A ordinary shares (Note 12)	—	—	22,412
Operating lease assets obtained in exchange for new operating lease liabilities	133,743	170,105	67,235
Acquisitions of property and equipment under finance leases (Note 12)	12,315	—	—
Non-cash dividends on senior convertible preference shares (Note 15)	—	4,335	—
Accrued capital expenditures as of January 1, 2023, January 2, 2022, and January 3, 2021	15,257	6,422	11,723

The accompanying notes are an integral part of these consolidated financial statements.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

1.
Nature of the Business

Membership Collective Group Inc. (“MCG”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the MCG platform to both work and socialize, to connect, create, have fun and drive a positive change. Our members engage with us through our global portfolio of 40 Soho Houses, 9 Soho Works Clubs, The Ned in London, New York and Doha, The Line and Saguaro hotels in North America, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the financial statements in conformity with US GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. The Company's significant estimates relate to the valuation of financial instruments, equity method investments, the measurement of goodwill and intangible assets, contingent liabilities, income taxes, leases, long-lived assets and the expected breakage of house introduction credits. Although the estimates have been prepared using management's best judgment and management believes that the estimates used are reasonable, actual results could differ from those estimates and such differences could be material.

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Our 2022 fiscal year ended on January 1, 2023 ("Fiscal 2022"), our 2021 fiscal year ended on January 2, 2022 ("Fiscal 2021") and our 2020 fiscal year ended on January 3, 2021 ("Fiscal 2020"). Fiscal 2022 was a 52-week year, Fiscal 2021 was a 52-week year and Fiscal 2020 was a 53-week year.

The consolidated statement of operations for Fiscal 2022 and the consolidated balance sheet as of Fiscal 2022 include the correction of an error related to the Company’s consolidated financial statements as of and for Fiscal 2021 and Fiscal 2020. The error, which was identified in fiscal 2022, relates to the correction of the estimation of the historical operating lease liabilities which resulted in the overstatement of historical operating lease liability and assets by $10 million and $5 million, respectively, as of Fiscal 2021; and $18 million and $13 million, respectively, as of Fiscal 2020. The correction of this error is presented within operating lease assets and operating lease liabilities in the consolidated balance sheet as of Fiscal 2022 amounting to $5 million and $10 million, respectively. The error also resulted in the overstatement of operating lease expenses, with a cumulative impact of $5 million for Fiscal 2021 and $5 million for Fiscal 2020. The correction of this cumulative error is presented within In-House operating expenses in the consolidated statement of operations for Fiscal 2022.

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on previously reported net loss or cash flows, and no material impact on financial position including in Note 21 Segments due to changes in assessed information for decision making purposes.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the fiscal year ended January 1, 2023, the Company incurred a consolidated net loss of $220 million. During the fiscal year ended January 1, 2023, the Company had positive cash flow from operations of $15 million. As of January 1, 2023, the Company had an accumulated deficit balance of $1,242 million. As of January 1, 2023, the Company had a cash and cash equivalents balance of $182 million, and a restricted cash balance of $8 million.

In assessing the going concern basis of preparation of the consolidated financial statements for the fiscal year ended January 1, 2023, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the timing of debt commitments within 12 months of the approval of these financial statements, and the continued availability of committed and accessible working capital to the Company.

We have considered the current global economic and political uncertainties, specifically including inflationary pressures on consumables purchased and wages, as well as any further possible impacts from the COVID-19 pandemic and the Company has factored these in when it undertook an assessment of the cash flow forecasts covering a period of at least 12 months from the date these financial statements are issued. Cash flow forecasts have been prepared based on a range of scenarios including, but not limited to, no further debt or equity funding, repayment of existing short-term debt, macro-economic dynamics, possible temporary closures of our properties from any further impact of the COVID-19 pandemic (which impacts the Company’s ability to keep open Houses and maintain a level of operations consistent with pre COVID-19 times), cost reductions, both limited and extensive, and a combination of these different scenarios.

We believe that the completed working capital events, our projected cash flows and the actions available to management to further control expenditure (particularly in respect of timing of capital works and labor costs), as necessary, provide the Company with sufficient working capital (including cash and cash equivalents) to mitigate the impact of inflationary pressures and consumer confidences, subject to the following key factors:

•
the level of in-House sales activity (primarily sales of food and beverage) that, even after opening, may be subject to operational constraints connected with a re-emergence of any restrictions;
•
the continued high level of membership retention and renewals, together with members continuing their current spending patterns; and

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

•
the implementation, and timely deployment, of cost containment and reductions measures that are aligned with the anticipated levels of capacity.

Furthermore, available cash as a result of completed financing events, includes the exercising of an option on March 9, 2022 for issued additional notes under the existing senior secured notes for $100 million and available additional liquidity, and access to an undrawn revolving credit facility of £71 million ($86 million) (see Note 12, Debt, for additional information).

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

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the consolidated financial statements for the fiscal year ended January 1, 2023.

Accumulated Other Comprehensive Income

The entire balance of accumulated other comprehensive income is related to the cumulative translation adjustment in each of the periods presented. The changes in the balance of accumulated other comprehensive income are attributable solely to the net change in the cumulative translation adjustment in each of the periods presented, and include the error correction described above during Fiscal 2021.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Membership Collective Group Inc. and its subsidiaries, as well as certain consolidated variable interest entities (“VIEs”) for which the Company is considered the primary beneficiary (see Note 4, Consolidated Variable Interest Entities, for additional information). Other parties’ interests in entities that the Company consolidates are reported as noncontrolling interests within shareholders’ (deficit) equity. Net loss and each component of other comprehensive (loss) are attributed to the owners of the Company and to any noncontrolling interests. All intra-company assets and liabilities, equity, income, expenses and cash flows are eliminated in full on consolidation.

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

Investments are initially recognized at cost when purchased for cash, or at the fair value of shares received when acquired. The investments are subsequently carried at cost adjusted for the Company’s share of net income or loss and other changes in comprehensive income (loss) of the joint venture, less any dividends or distributions received by the Company. The investments are presented as equity method investments in the consolidated balance sheets. Income or loss from these investments is recorded as a separate line item in the consolidated statements of operations. Intercompany profits or losses associated with the Company’s equity method investments are eliminated until realized by the investee in transactions with third parties. Where distributions from equity-method investees and the Company’s share of investee losses are in excess of the carrying amount of the investment (including, where applicable, advances made by the Company to the investee), after the Company’s equity-method investment balance is reduced to zero, additional losses are recognized to the extent that the Company has guaranteed the investee’s obligations or has otherwise incurred legal or constructive obligations or has made payments on behalf of the investee.

The Company considers whether its equity method investments are impaired when events or circumstances suggest that the carrying amount may not be recoverable. An impairment charge is recognized in the consolidated statements of operations for a decline in

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

value that is determined to be other-than-temporary. Once a determination is made that an other-than-temporary impairment exists, the investment is written down to its fair value. There were no other-than-temporary impairments recorded during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021.

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

Restricted Cash

Restricted cash represents cash that is not available to the Company due to restrictions related to its use. As of January 1, 2023 and January 2, 2022, restricted cash related primarily to balances with the Company’s payments service provider, financing arrangements for the Soho Beach House in Miami, and security deposits.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows.

	As of
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Cash and cash equivalents	$182,115	$212,833	$52,887
Restricted cash	7,928	7,829	7,083
Total cash, cash equivalents, and restricted cash shown on the consolidated statement of cash flows	$190,043	$220,662	$59,970

Accounts Receivable and Allowance for Doubtful Accounts

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Accounts receivable include amounts due from customers in connection with the Company’s in-house building service whereby the Company extends credit, generally without requiring collateral, based on its evaluation of the customer’s financial condition. Accounts receivable also include amounts due from customers, guests and members relating to services rendered. Any allowance for doubtful accounts includes management’s estimate of the amounts expected to be uncollectible on specific accounts receivable, taking into account the creditworthiness of the counterparty, the aging of the outstanding balance, and historical recoverability patterns. Allowance for doubtful accounts was $4 million as of January 1, 2023 and $3 million as of January 2, 2022.

While the Company has a concentration of credit risk in relation to certain customers, this risk is mitigated by payments on account and credit checks on customers. Typically, accounts receivable have terms ranging from 0-60 days and do not bear interest. As of January 1, 2023, there were no customers which individually accounted for more than 10% of trade receivables; there were no customers which individually accounted for more than 10% of revenue during the fiscal year then ended. As of January 2, 2022, there were two customers which individually accounted for more than 10% of trade receivables (16% and 10%); there were no customers which individually accounted for more than 10% of revenue during the fiscal year then ended.

Inventories

Inventories are valued at the lower of cost or net realizable value and cost is determined using a weighted-average cost method. Inventories consist of raw materials, service stock and supplies (primarily food and beverage), and finished goods which are externally sourced. Raw materials and service stock and supplies totaled $19 million and $8 million as of January 1, 2023 and January 2, 2022, respectively. Finished goods totaled $39 million and $22 million as of January 1, 2023 and January 2, 2022, respectively. The Company records a reserve for obsolete or unusable inventory, where applicable. The reserve was less than $1 million and zero as of January 1, 2023 and January 2, 2022, respectively.

Property and Equipment

Property and equipment relate to buildings for owned Houses, leasehold improvements for leased Houses, fixtures and fittings and other office equipment. Property and equipment are recorded at cost, or if acquired in a business combination, at fair value as of the acquisition date, less accumulated depreciation. Costs of improvements that extend the economic life or improve service potential are capitalized. Capitalized costs are depreciated over the assets’ estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred. The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses included in gain (loss) on sale of property and other, net in the consolidated statements of operations.

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

Assets under construction relate mainly to the build out of future Houses, are stated at cost and depreciation begins when the asset is placed in service. For property under construction, the Company capitalizes all specifically identifiable costs related to development activities, as well as interest costs incurred while activities necessary to get the property ready for its intended use are in progress. During the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, there was no capitalized interest.

Impairment of Property and Equipment

The Company reviews its property and equipment for impairment indicators at each reporting date. Impairment losses are required to be recorded for long-lived assets to be held and used by the Company when indicators of impairment are present and the carrying value of the assets exceeds the future undiscounted cash flows estimated to be generated by those assets. When an asset group to be held and used by the Company is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value. Recoverability of long-lived assets is measured by comparison of (i) the carrying amount of assets to (ii) the future

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

undiscounted cash flows that the assets are expected to generate over their remaining lives. If the carrying amount of the assets is not recoverable, the amount of impairment, if any, is measured as the difference between the carrying value and the fair value of the impaired assets. If the Company determines that the remaining useful life is shorter than originally estimated, it amortizes the remaining carrying value over the new shorter useful life. No impairment losses were recorded during the fiscal year ended January 1, 2023 and January 2, 2022. Impairment losses were less than $1 million during the fiscal year ended January 3, 2021.

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

Transactions between entities under common control are excluded from the scope of the business combinations guidance. The Company accounts for transfers of assets, net assets or equity interests between entities under common control prospectively at the parent's carrying values.

Intangible Assets with Finite Useful Lives

The Company has certain finite lived intangible assets that were initially recorded at their fair values. These intangible assets consist primarily of brand names, membership lists, hotel management agreements, internally developed software and trademarks. Intangible assets with finite useful lives, which have a weighted-average life of 17 years, are amortized using the straight-line method over their estimated useful lives.

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

During Fiscal 2020, House closures and uncertainties surrounding re-opening procedures associated with the COVID-19 pandemic constituted a triggering event for testing whether intangible assets were impaired. The Company performed a quantitative assessment as of the first quarter of Fiscal 2020 and concluded there was no impairment. No impairment losses were recorded during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021.

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Goodwill is not amortized, but instead is tested for impairment annually. The Company assesses goodwill for potential impairment on the first day of the fourth fiscal quarter, or during the year if an event or other circumstances indicate that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. The Company identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager who regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit(s) associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. As of January 1, 2023 and January 2, 2022, the Company had seven reporting units with a goodwill balance.

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

While the Company tests its goodwill for impairment at least annually, it will test its goodwill for impairment if an event occurs or circumstances change which are considered to be a triggering event that would more likely than not reduce a reporting unit’s fair value below its carrying amount. In Fiscal 2021, the Company performed a quantitative impairment assessment for two reporting units and a qualitative assessment for the remaining five reporting units; based on these assessments, the Company determined that no goodwill impairment existed. In Fiscal 2022, the Company performed a quantitative impairment assessment for seven reporting units; based on these assessments, the Company determined that no goodwill impairment existed.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

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

As part of our overall plan to improve liquidity during the COVID-19 pandemic, the Company negotiated with certain lessors to defer or waive certain rent payments on leased buildings. Cash payment deferrals and waivers have been separately recorded in the period arrangements occurred, and therefore, there have been no remeasurements to the lease liabilities and right-of-use assets associated with the sites that received concessions. The Company accounted for the deferrals of lease payments as if there are no changes in the lease contract. Deferred amounts have been recognized in accounts payable and subsequent reversals will occur once the payments are made. As of January 1, 2023 and January 2, 2022, less than $1 million and $12 million, respectively, is recorded in accounts payable in the consolidated balance sheets related to deferred lease payments.

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

Debt Issuance Costs

Debt issuance costs relate to the Company’s debt instruments. These costs are reflected as a deduction from the carrying amount of the related debt instrument, with the exception of the Company’s revolving credit facility, for which debt issuance costs are reflected as a current asset following repayment in full of the amount drawn under the facility during the fiscal year ended January 2, 2022. Debt issuance costs are deferred and amortized over the term of the related debt instrument using the effective interest method. As of January 1, 2023 and January 2, 2022, these costs totaled $10 million (including $1 million presented within prepaid expenses and other current assets) and $13 million (including $1 million presented within prepaid expenses and other current assets), respectively. Amortization expense associated with debt issuance costs (excluding write-offs recognized upon extinguishment of debt), which is

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

included within interest expense, net, totaled $4 million, $5 million, and $6 million for the fiscal years ended January 1, 2023, January 2, 2022 and January 3, 2021, respectively.

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

Payment terms and conditions vary by contract type and may include a requirement of payment up to 60 days (as described further below). In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component.

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

One-time registration fees are non-refundable and are invoiced to the member on their acceptance of membership. Such registration fees are recognized as non-current deferred revenue upon payment, and are recognized as revenue over the estimated average membership life of 20 years. Registration fees of $2 million, $2 million, and $1 million were recognized as revenue in the fiscal years

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

ended January 1, 2023, January 2, 2022, and January 3, 2021 respectively. As of January 1, 2023 and January 2, 2022, current deferred revenue related to one-time registration fees totaled $2 million and $2 million, respectively, and non-current deferred revenue related to such fees totaled $27 million and $28 million, respectively.

House Introduction Credits

New members admitted on or after April 4, 2022 are required to purchase House Introduction Credits ("House Introduction Credits") as part of their membership, per the House rules. House Introduction Credits are credits of an equivalent value to cash within Houses and are redeemable against purchases of food and beverage items and bedroom stays at the Houses. House Introduction Credits expire after three months from the date of issuance, where legally permitted in the regions we operate, if not utilized or if the Company terminates a member's House membership. House Introduction Credits are recognized upon issuance as deferred revenue on our consolidated balance sheets. Revenue from House Introduction Credits are recognized as In-House revenues when redeemed by members, and as breakage revenue within Membership revenues upon expiration or in the period when we are able to reliably estimate expected breakage to the extent that they are unredeemed and further redemption is deemed remote.

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

Hotel accommodation revenue is recognized when the rooms are occupied. Revenue is measured based on the amount invoiced for the room as specified in the contract when the room booking is made. Deposits received in advance of the hotel accommodation are deferred as contract liabilities and recognized as revenue when the customer occupies the room. As of January 1, 2023 and January 2, 2022, advance deposits of $12 million and $9 million, respectively, were recorded as accrued liabilities on the consolidated balance sheets.

Retail sales represent sales of goods and services, including from spas and cinema properties. Revenue from these transactions is recognized at the point in time when the goods and services have been delivered or rendered. Sales made online include shipping revenue and are recognized on dispatch to the customer. Payment terms with respect to retail sales and wholesale sales range from immediate payment at point of sale up to approximately 60 days. Amounts invoiced to customers for completed sales are recorded within accounts receivable on the consolidated balance sheets.

Other Revenues

Other revenues include all revenues that are not generated within our Houses. This includes revenues from Scorpios, Soho Works and our stand-alone restaurants, procurement fees from Soho House Design ("SHD"), Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses, as well as management fees from the Ned and LINE and Saguaro hotels. For further information regarding the Company’s management agreement with The Ned, refer to Note 4, Consolidated Variable Interest Entities.

Revenue recognized from Soho House Design totaled $22 million, $13 million, and $14 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. During the fiscal year ended December 29, 2019, Soho House Design ceased providing build-out services as a result of the Company’s decision to shift strategic focus to the higher-margin design services. Some of SHD’s build-out and design services are provided as part of the Company’s in-house development activities (including to certain related parties as described in Note 22, Related Parties), which do not generate revenues from third parties. The percentage of Soho House Design revenues relating to build-out and design contracts from unaffiliated third parties was 43% and 7% during the fiscal years ended January 1, 2023 and January 2, 2022, respectively. Soho House Design’s revenues relating to build-out and design contracts from unaffiliated third parties were immaterial during the fiscal year ended January 3, 2021.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

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

Government Grants

Throughout Fiscal 2020, as a result of impacts from the COVID-19 pandemic, governmental agencies in the United Kingdom and other European countries provided the Company grants primarily to support payroll needs. These government grants are exclusive of funds received (and eventually paid off) under the Paycheck Protection Program enacted by the U.S. Coronavirus Aid, Relief, and Economic Security Act, which were accounted for as a borrowing (refer to Note 12, Debt, for more information). Government grants are recognized when there is reasonable assurance that cash will be received and that conditions attached to the grant have been met. Such government grants totaled $5 million during the fiscal year ended January 1, 2023 and are presented as a reduction of payroll expenses within In-House operating expenses ($5 million) and other operating expenses (less than $1 million) on the consolidated statements of operations. During the fiscal year ended January 2, 2022, government grants totaled $21 million and were presented as a reduction of payroll expenses within In-House operating expenses ($17 million), other operating expenses ($3 million) and general and administrative expense ($1 million) on the consolidated statements of operations.

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

Income Taxes

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Significant judgment is involved in determining the provision for income taxes. There are certain transactions for which the ultimate tax determination is unclear due to uncertainty in the ordinary course of business. The Company recognizes tax liabilities based on its assessment of whether its tax return positions are supportable, and more likely than not to be sustained, based on the technical merits and assuming the position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold, the Company will record an uncertain tax position. Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. The Company recognizes accrued interest and penalties for any unrecognized tax benefits as a component of income tax (benefit) expense.

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

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to income tax (benefit) expense in the period in which such determination is made.

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	As of
	January 1, 2023	January 2, 2022
Great Britain pound sterling	$1.21	$1.35
Canadian dollar	0.74	0.79
Euro	1.07	1.14
Hong Kong dollar	0.13	0.13
Israeli new shekel	0.28	0.32
Danish krone	0.14	N/A
Swedish krona	0.10	N/A
Mexican peso	0.05	N/A
Qatari riyal	0.27	N/A

	For the Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Great Britain pound sterling	$1.23	$1.38	$1.28
Canadian dollar	0.77	0.80	0.74
Euro	1.05	1.18	1.14
Hong Kong dollar	0.13	0.13	0.13
Israeli new shekel	0.30	0.31	0.29
Danish krone	0.14	N/A	N/A
Swedish krona	0.10	N/A	N/A
Mexican peso	0.05	N/A	N/A
Qatari riyal	0.28	N/A	N/A

Foreign currency transaction gains and losses are included in other in the consolidated statements of operations. The Company recorded foreign currency transaction net losses of $70 million, net losses of $26 million, and net gains of $3 million during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

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

Advertising Costs

The cost of advertising and media is expensed as incurred. For the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, advertising costs totaled $7 million, $6 million, and $4 million, respectively. Advertising costs are included in general and administrative expense in the consolidated statements of operations.

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Limited reorganization of support and operations functions

During the fourth quarter of fiscal year ended January 1, 2023, the Company engaged in a limited reorganization of its support and operations functions following a change in the Company’s senior leadership. This resulted in the termination of employees in our support and operations teams. The amount recognized as an expense in fiscal year ended January 1, 2023, in “Other expenses, net”, which is not allocated to our Reported Segments, was $4 million. The majority of this obligation had been settled as of January 1, 2023, with less than $1 million expected to be settled during the first quarter of fiscal year ended December 31, 2023.

Offering Costs

Direct and incremental legal and accounting costs associated with the Company’s initial public offering totaling less than $1 million and $40 million have been recorded as a reduction of offering proceeds within additional paid-in capital in the consolidated balance sheet as of January 1, 2023 and January 2, 2022, respectively. In addition, the Company incurred $14 million of costs related to the offering which were recognized in other in the consolidated statement of operations for Fiscal 2021.

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

SHHL Redeemable Preferred Shares and SHHL Redeemable C Ordinary Shares

As of January 3, 2021, SHHL had redeemable preferred shares and redeemable C ordinary shares outstanding, which are collectively referred to as "redeemable shares." In addition, in March 2021, the Company issued senior convertible preference shares, which were subsequently converted into Class A common stock immediately after the IPO. See Note 15, SHHL Redeemable Preferred Shares and Note 16, SHHL C Ordinary Shares, for additional information.

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

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

In November 2018 and April 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, respectively. These amendments add clarity to certain areas within ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), Target Transition Relief, which provided transition relief for entities adopting ASU 2016-13 by allowing the election of the fair value option on certain financial instruments. The effective date and the transition methodology for the amendments in these updates are the same as in ASU 2016-13.

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Recently Adopted Accounting Standards

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require additional annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The update is effective for the Company for fiscal years beginning after December 15, 2021, and should be adopted prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions entered into after the date of initial application, or retrospectively to those transactions. The Company adopted ASU 2021-10 on January 3, 2022 and applied its provisions prospectively. The adoption of ASU 2021-10 did not have a significant effect on the Company’s consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of ASU No. 2019-12 is to continue the FASB’s Simplification Initiative to reduce complexity in accounting standards. The amendments in ASU No. 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the incremental approach for intra-period tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries, and the methodology for calculating income taxes in an interim period. The Company adopted the ASU on January 3, 2022 for Fiscal 2022. The adoption of ASU 2019-12 did not materially affect the Company's consolidated financial statements and related disclosures.

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

On April 30, 2021, the Company acquired an additional 12% equity interest from various noncontrolling interest holders of Paraga Beach S.A., the entity which owns and operates Scorpios Beach Club, for cash consideration of $9 million. On May 12, 2021, the Company issued 572,410 C2 ordinary shares of SHHL with an aggregate fair value of $8 million to Seligny Holdings Limited and Jaquelle Limited in order to acquire an additional 11% equity interest in Paraga Beach S.A (collectively, the “Scorpios Noncontrolling Interests Acquisitions”). The fair value of the SHHL C2 ordinary shares was derived by using an implied valuation of $13.49 per share which was supported by recent third-party capital raising transactions that occurred during Fiscal 2021. The Scorpios Noncontrolling Interests Acquisitions were accounted for as transactions with noncontrolling interest holders that did not result in a loss of control. In total, the Company derecognized noncontrolling interest of $16 million and recorded the difference between the fair value of consideration transferred to the noncontrolling interest holders and the carrying value of the noncontrolling interest as a reduction in additional paid-in capital. Following the Scorpios Noncontrolling Interests Acquisitions, Seligny Holdings Limited and Jaquelle Limited continue to hold a 10% ownership interest in Paraga Beach S.A.

Soho Restaurants Limited (previously known as Quentin Limited) Reorganization and Acquisition

In August 2020, the Company became the primary beneficiary of Quentin Limited (now known as Soho Restaurants Limited, "Soho Restaurants") after a related party became the sole equity owner of Soho Restaurants following a reorganization of the entity. As a result, the Company began consolidating Soho Restaurants and applied the acquisition method of accounting at the date that it became

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

the primary beneficiary as a result of this transaction. No consideration was paid by the Company in this transaction. Upon initial consolidation, the Company recognized $1 million of cash and cash equivalents, $5 million of net working capital liabilities, and $11 million of right-of-use assets and related lease liabilities. In addition, the Company recognized noncontrolling interest of $2 million. There were no material property, plant and equipment and no intangible assets recognized by the Company as a result of consolidating Soho Restaurants.

Prior to the reorganization, the Company guaranteed the obligations of Soho Restaurants under certain property leases with respect to any required rental and other payments. Prior to Fiscal 2020, the Company did not have to make any payments under these rental guarantees and determined that the likelihood of the Company having to perform under the guarantees was remote. As a result of the impact of the COVID-19 pandemic on Soho Restaurants’ operations, the Company reassessed the likelihood of performance under the guarantees and recognized a charge of $5 million prior to the Soho Restaurants reorganization; this guarantee provision is included in general and administrative expense in the consolidated statement of operations for the fiscal year ended January 3, 2021. Upon consolidating Soho Restaurants in August 2020, the Company’s guarantee obligation pertaining to leases retained by Soho Restaurants after the reorganization was effectively settled as a pre-existing relationship.

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

Also, on March 29, 2022, Soho Restaurants entered into a Trademark Assignment with Chick’n Limited, pursuant to which Soho Restaurants has agreed to transfer the rights to certain intangible assets to Chick’n Limited in exchange for three separate cash payments over a one-year period, commencing on March 29, 2022, totaling £1 million ($2 million), all of which was recognized in gain on sale of property and other, net in the consolidated statements of operations for the fiscal year ended January 1, 2023.

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

Cipura Acquisition

Prior to May 2021, the Company held a 50% interest in Cipura, which owns and operates the Mandolin Aegean Bistro, located in Miami, Florida. Historically, the Company accounted for its investment in Cipura using the equity method of accounting. On May 10, 2021, the Company acquired the remaining 50% ownership interest in Cipura in exchange for issuing 644,828 C2 ordinary shares of SHHL with an aggregate fair value of $9 million (the “Cipura Acquisition”). The fair value of the SHHL C2 ordinary shares was derived by using an implied valuation of $13.49 per share, as described above. In connection with the Cipura Acquisition, the Company derecognized its previous 50% ownership interest in Cipura, which was remeasured to fair value; as a result, the Company recognized a gain of $7 million, which is included in gain on sale of property and other, net in the consolidated statements of operations for the fiscal year ended January 2, 2022. The fair value of the Company’s previously held interest was determined based upon the purchase consideration for the remaining 50% ownership interest.

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

As a result of the acquisition, the Company recognized goodwill of $17 million, which represents intellectual capital, know-how for potential future openings and undertakings, and economic benefits that the Company expects to derive from the ability to expand the Mandolin Aegean Bistro brand that do not qualify for separate recognition. The entire value of goodwill has been allocated to a

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

separate reporting unit in our North America segment which did not have any goodwill prior to the Cipura Acquisition. The recognized goodwill is not deductible for tax purposes. During the third quarter of Fiscal 2021, the Company recorded adjustments to certain previous preliminary estimated fair values which resulted in recognition of an additional operating lease right-of-use asset and associated lease liability of $1 million, a less than $1 million increase in intangible assets, a less than $1 million increase in deferred tax liabilities, and a less than $1 million reduction in goodwill.

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

Mandolin Acquisition

On May 10, 2021, the Company acquired the intellectual property rights for Mr. Mandolin and Mrs. Mandolin (the “Mandolin IP”) in exchange for issuing 92,647 C2 ordinary shares of SHHL with an aggregate fair value of $1 million (the “Mandolin Acquisition”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49, as described above. The Mandolin Acquisition was accounted for as an asset purchase, and the Mandolin IP has been recorded in other intangible assets, net on the consolidated balance sheet as of January 1, 2023.

Soho Works North America Acquisition

On May 10, 2021, the Company issued 3,984,883 C2 ordinary shares of SHHL with an aggregate fair value of $54 million to SW SPV, LLC (the “SW Seller”) in order to acquire the SW Seller’s 30% equity ownership interest in Soho Works North America, LLC (the “Soho Works Acquisition”). The fair value of the SHHL C2 ordinary shares was derived by using an implied valuation of $13.49 per share, as described above. Prior to the Soho Works Acquisition, the Company held a controlling interest in and therefore consolidated Soho Works North America, LLC. The Soho Works Acquisition was accounted for as a transaction with a noncontrolling interest holder that did not result in a loss of control. The Company derecognized noncontrolling interest of $33 million and recorded the difference between the fair value of consideration transferred to the SW Seller of $54 million and the carrying value of the noncontrolling interest as a reduction in additional paid-in capital (i.e. a deemed distribution in the absence of retained earnings). Following the Soho Works Acquisition, the Company became the sole equity owner of Soho Works North America, LLC.

LINE and Saguaro Acquisition

On June 22, 2021 the Company entered into a membership interests purchase agreement with Sydell Group LLC (“Sydell”) to acquire all of the outstanding shares in the companies that together operate existing and future “The LINE” and “Saguaro” hotels in the United States (the “LINE and Saguaro Acquisition”). The hotels that are currently operational are located in Los Angeles, Washington DC, Austin, Palm Springs and San Francisco (opened September 2022), and between them offer a variety of food and beverage offerings together with approximately 1,500 hotel rooms. The Company issued 1,900,599 C2 ordinary shares of SHHL with an aggregate fair value of $26 million as consideration for the LINE and Saguaro Acquisition. The fair value of the SHHL C2 ordinary shares was derived by using an implied valuation of $13.49 per share, as described above.

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

The consolidated financial statements include the results of the acquired business from June 22, 2021 through January 2, 2022, however such results are considered immaterial to the overall operations of the Company. The consolidated statement of operations for the fiscal year ended January 2, 2022 also includes $1 million in acquisition related costs, which were expensed as incurred and are included in general and administrative expense.

The SHHL C2 ordinary shares issued in the transactions described above were exchanged for Class A common stock of MCG in connection with our IPO in July 2021, as further described in Note 1, Nature of the Business.

4.
Consolidated Variable Interest Entities

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”): Ned-Soho House, LLP and Soho Works Limited.

Prior to March 2022, Soho Restaurants Limited (“Soho Restaurants”) was accounted for as a VIE and the Company was the primary beneficiary. Following the Soho Restaurants Acquisition described in Note 3, Acquisitions, the Company became the sole equity owner of Soho Restaurants, controls all voting rights and holds exposure to all of the economics of the entity as a result of Soho Restaurants being a wholly-owned subsidiary of the Company. Following the Soho Restaurants Acquisition, Soho Restaurants is no longer considered a VIE.

Prior to May 2021, Soho Works North America, LLC (“SWNA”) was accounted for as a VIE and the Company was the primary beneficiary. Following the SWNA Acquisition described in Note 3, Acquisitions, the Company controls all voting rights and has exposure to all of the economics of the entity as a result of SWNA being a wholly-owned subsidiary of the Company. Following the SWNA Acquisition, SWNA is no longer considered a VIE.

Ned-Soho House, LLP

The Ned-Soho House, LLP joint venture maintains a management agreement to operate The Ned, which is owned by unconsolidated related parties to the Company. Management fees are recognized in other revenues in the consolidated statements of operations. The Company has a higher economic interest in Ned Soho House, LLP as compared to its related party venture partner and therefore the Company is determined to be the primary beneficiary.

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	As of
(in thousands)	January 1, 2023	January 2, 2022
Cash and cash equivalents	$7,941	$2,986
Accounts receivable	1,823	3,407
Inventories	19	14
Prepaid expenses and other current assets	3,283	4,608
Total current assets	13,066	11,015
Property and equipment, net	32,288	43,501
Operating lease assets	99,717	114,522
Other intangible assets, net	284	160
Other non-current assets	181	204
Total assets	145,536	169,402
Accounts payable	337	1,011
Accrued liabilities	8,131	8,752
Indirect and employee taxes payable	1,548	—
Current portion of related party loans	24,612	21,092
Current portion of operating lease liabilities - sites trading more than one year	4,362	4,507
Other current liabilities	4,153	2,021
Total current liabilities	43,143	37,383
Operating lease liabilities, net of current portion - sites trading more than one year	115,182	133,753
Other non-current liabilities	—	—
Total liabilities	158,325	171,136
Net assets	$(12,789)	$(1,734)

5.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. Equity method investment ownership interests in each of the periods presented in these consolidated financial statements are as follows:

	Ownership Interest (Percentage)
Equity Method Investment	January 1, 2023	January 2, 2022	January 3, 2021
Soho House Toronto (House)*
Soho House Toronto Partnership	50	50	50
Soho House—Cipura (Miami) (Restaurant)(1)
Soho House—Cipura (Miami), LLC	n/a	n/a	50
139 Ludlow Street New York (Property)
139 Ludlow Acquisition, LLC	33.3	33.3	33.3
56-60 Redchurch Street, London (Property and Hotel)*
Raycliff Red LLP	50	50	50
Raycliff Shoreditch Holdings LLP	50	50	50
Redchurch Partner Limited	50	50	50
Soho House Barcelona (Property and House)*
Mimea XXI S.L.	50	50	50
Mirador Barcel S.L.	50	50	50
Little Beach House Barcelona S.L.	50	50	50
Soho Beach House Canouan (House)
Soho Beach House Canouan Limited	20	20	—
*Variable interest entity

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

located in Toronto, while 56-60 Redchurch Street, London provides additional members’ accommodation capacity for Shoreditch House in London.

Toronto Joint Venture

On March 28, 2012, the Company and two unrelated investors (“Toronto Partners”) formed Soho House Toronto to establish and operate a house in Toronto, Canada. The Company is responsible for managing the development and operations of the property with key operating decisions requiring joint approval with the Toronto Partners. The Company owns a 50% interest and each of the Toronto Partners owns a 25% interest in Soho House Toronto. Each investor is entitled to a share of the profits or losses of Soho House Toronto in proportion to their respective ownership percentage. As part of the original agreement, the Toronto Partners received a put option to sell their interest in Soho House Toronto to the Company at fair value and the Company received a call option to purchase the Toronto Partners' interests at fair value. As of 2015, certain restrictions expired and the put and call options are exercisable. As of January 1, 2023, no options have been exercised.

Soho House Toronto entered into a 10-year lease agreement with a landlord to lease the property. This lease was extended for an additional 5 years in Fiscal 2021. A subsidiary of the Company provided a guarantee to the landlord for Soho House Toronto's rental liabilities.

Barcelona Joint Venture

On January 28, 2014, the Company and an unrelated development partner (“Barcelona Partner”) formed Mimea XXI, S.L.U. (“Mimea”) to establish and operate Soho House Barcelona in Barcelona, Spain. Soho House Barcelona is owned by Mirador Barcel S.L., a subsidiary of Mimea. Each partner has a 50% interest in Soho House Barcelona through the indirect ownership of ordinary shares. Internal allocation of profits in relation to running Soho House Barcelona, calculated as defined in the contract, is shared between the Company and Barcelona Partner based on their respective ownership percentage. All remaining profits or losses of Soho House Barcelona are attributed solely to the Company in return for managing the operations. In addition, the Barcelona Partner received certain development related fees for the development of the property. Following its redevelopment and opening of the Soho House Barcelona, the Company agreed to meet certain performance targets (see Note 18, Commitments and Contingencies). On June 4, 2020, the Company entered into an amended shareholders agreement as a result of a newly formed joint venture to operate Little Beach House Barcelona, a private members club and hotel developed at the existing Barcelona property. Little Beach House Barcelona is a newly formed subsidiary under Mimea. As a result of the reorganization and amendments to the shareholders agreement, the Company determined that the entities comprising the Barcelona joint venture are not VIEs, and the investment is accounted for under the equity-method. During the fiscal year ended January 2, 2022, the Company advanced an additional $8 million, respectively, to the Soho House Barcelona joint venture. There were no advances in fiscal year ended January 1, 2023.

56-60 Redchurch Street, London Joint Venture

On July 6, 2015, the Company and an unrelated investor (“Raycliff Partner”) formed Raycliff Red LLP (“Club Row Rooms”) to develop and operate a hotel at 58-60 Redchurch Street intended to provide additional members’ accommodation to the nearby Shoreditch House in London. This was later extended to include 56 Redchurch Street under the same terms. The Company is responsible for managing the operations of the property and the Raycliff Partner is responsible for managing the building. Each partner has a 50% interest in Club Row Rooms through equal ownership of B units. The Raycliff Partner owns all A units. All profits and losses from operations are shared between parties based on their respective ownership of B units. Distributions from cash flows not generated from operations are first allocated to holders of A units (for an amount of up to £500,000), with the remainder distributed to holders of B units in proportion to their holdings. Under a hotel management agreement and restaurant management agreement between the Company and Club Row Rooms, the Company also receives a 2.5% management fee in return for managing the hotel operations and a 3.5% management fee in return for managing the restaurant operations of the property. The amounts received to date under this agreement are immaterial. Club Row Rooms, which owns the rights to the property, financed the development of the property through third-party debt. The Company has entered into a security arrangement with the bank in relation to this debt (see Note 18, Commitments and Contingencies).

The Raycliff Partner holds a put option which requires the Company to purchase all the Raycliff Partner’s interest at fair value in the event the Company ceases to own a controlling interest in the nearby Shoreditch House. As of January 1, 2023, the put option has not been triggered.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

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

	For the Fiscal Year Ended
(in thousands)	January 1, 2023	January 2, 2022 (1)	January 3, 2021
Revenues	$45,274	$32,022	$30,547
Operating income (loss)	7,131	(4,442)	(3,923)
Net income (loss)(2)	3,133	(5,227)	(6,737)
(1)
Includes the financial information of Cipura through May 10, 2021.
(2)
The net income / (loss) shown above relates entirely to continuing operations.

	As of
(in thousands)	January 1, 2023	January 2, 2022
Current assets	$18,916	$33,705
Non-current assets	142,324	137,753
Total assets	161,240	171,458
Current liabilities	8,551	13,976
Non-current liabilities	101,820	121,311
Total liabilities	110,371	135,287
Net assets	$50,869	$36,171

6.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across North America, Europe, and Asia. Additionally, the Company entered into 13 equipment leases during 2022. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25-year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of January 1, 2023, the Company recognized right-of-use assets and lease liabilities for 115 operating leases and 3 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

The maturity of the Company’s operating and finance lease liabilities as of January 1, 2023 is as follows:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
2023	$133,942	$5,734
2024	137,792	5,735
2025	140,910	5,774
2026	141,807	5,699
2027	133,194	5,699
Thereafter	1,619,510	216,541
Total undiscounted lease payments	2,307,155	245,182
Present value adjustment	1,058,079	168,544
Total net lease liabilities	$1,249,076	$76,638

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Straight-line rent expense recognized as part of in-House operating expenses for operating leases was $133 million, $117 million, and $110 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 respectively. Variable lease payments recognized as part of In-House operating expense for operating leases were $20 million, $6 million, and $3 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively, including non-lease components such as common area maintenance fees.

For the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 the Company recognized amortization expense related to the right-of-use asset for finance leases of $2 million, $2 million, and $2 million respectively, and interest expense related to finance leases of $5 million, $5 million, and $5 million respectively. There were no material variable lease payments for finance leases for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021.

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

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the Fiscal Year Ended
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(118,269)	$(86,523)	$(67,412)
Interest payments for finance leases	(5,002)	(5,037)	(5,112)
Cash flows from financing activities:
Principal payments for finance leases	$(528)	$(281)	$(230)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$133,743	$170,105	$67,235
Acquisitions of property and equipment under finance leases	12,315	—	—

The following summarizes additional information related to operating and finance leases:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	As of
	January 1, 2023	January 2, 2022
Weighted-average remaining lease term
Finance leases	43 years	44 years
Operating leases	17 years	18 years
Weighted-average discount rate
Finance leases	7.29%	7.00%
Operating leases	7.93%	8.06%

As of January 1, 2023, the Company has entered into 17 operating lease agreements that are signed but have not commenced. Of these, 11 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the Landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. SHD is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2023, 2024 and 2025. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years 2023, 2024 and 2025 will be $286 million, $866 million, and $320 million, respectively, with weighted-average expected lease terms of 24 years, 18 years, and 15 years for 2023, 2024 and 2025, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases signed but not commenced, including properties where the SHD team is acting as the construction manager:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments
2023	$4,342
2024	27,252
2025	59,323
2026	73,904
2027	77,513
Thereafter	1,229,816
Total undiscounted lease payments expected for leases signed but not commenced	$1,472,150

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

The Company determined that the buyer/lessor did not obtain control of the property after the sale and will not obtain control throughout the construction period and subsequent leaseback period. Therefore, the transaction is accounted for as a financing obligation, and the Company will continue to recognize the building on its consolidated balance sheets. The Company also recognized a financing obligation for any funding received from the buyer/lessor along with accrued interest over the construction period. There was no current portion of the financing obligation as of January 1, 2023 and January 2, 2022. The non-current portion of the financing obligation was $76 million and $76 million as of January 1, 2023 and January 2, 2022, respectively.

Costs incurred related to the development of the property were capitalized as incurred as a component of construction in progress. At the end of September 2019, the construction was complete and the property opened for business. Upon completion of construction, the balance of construction in progress was reclassified to depreciable asset classes within property and equipment, net. After the

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

completion of construction, the Company expenses interest using the effective interest method in the period incurred. As of January 1, 2023 and January 2, 2022, the Company has capitalized $85 million and $87 million, respectively, pertaining to the DTLA property.

The following information represents supplemental disclosure for the statement of cash flows related to the financing obligation for the DTLA property:

	For the Fiscal Year Ended
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Cash flows from operating activities
Interest payments for financing obligation	$(6,894)	$(5,626)	$(6,626)
Cash flows from investing activities
Capitalized interest	$—	$—	$—
Purchase of property and equipment	—	—	—
Cash flows from financing activities
Principal payments on financing obligation	$(1,578)	$(1,334)	$—
Proceeds from financing obligation	—	—	3,652

The following summarizes the Company's future undiscounted lease payments for the DTLA property:

(in thousands)	Financing Obligation
Fiscal year ended
Undiscounted lease payments
2023	$7,031
2024	7,172
2025	7,316
2026	7,462
2027	7,611
Thereafter	116,442
Total undiscounted lease payments	153,034
Present value adjustment	76,795
Total net financing obligation	$76,239

7.
Revenue Recognition

Disaggregated revenue disclosures for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 are included in Note 21, Segments.

Revenue from membership fees, legacy one-time registration fees, house introduction credits and build-out contracts are the only arrangements for which revenue is recognized over time. Revenue from these sources combined accounted for 30%, 36%, and 50% of the Company's revenue for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending January 1, 2023.

(in thousands)	January 1, 2023	Future periods
Membership, registration fees, and House Introduction Credits	$78,308	$27,118
Total future revenues	$78,308	$27,118

All consideration from contracts with customers is included in the amounts presented above.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	January 1, 2023	January 2, 2022
Contract receivables	$42,215	$19,338
Contract assets	9,344	5,553
Contract liabilities	130,975	113,630

Contract assets consist of accrued unbilled income related to build-out contracts and are recognized in prepaid expenses and other current assets on the consolidated balance sheets. Refer to Note 8, Prepaid Expenses and Other Current Assets. All contract assets recognized as of January 3, 2021 of $8 million were billed to customers and transferred to receivables as of January 2, 2022. All contract assets as of January 2, 2022 of $6 million were billed to customers and transferred to receivables as of January 1, 2023.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the consolidated balance sheets), and gift vouchers. Significant changes in contract liabilities balances during the period are as follows:

	For the Fiscal Year Ended
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Opening balance	$113,630	$85,723	$93,731
Revenue recognized that was included in the contract liability balance at the beginning of the period	(86,111)	(61,763)	(71,425)
Increases due to cash received during the period	104,652	89,914	62,880
Foreign currency translation	(1,196)	(244)	537
Closing balance	$130,975	$113,630	$85,723

8.
Prepaid Expenses and Other Current Assets

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	January 1, 2023	January 2, 2022
Amounts owed by equity method investees	$1,492	$879
Prepayments and accrued income	27,416	26,037
Contract assets	9,344	5,553
Other receivables	52,849	24,535
Total prepaid expenses and other current assets	$91,101	$57,004

9.
Property and Equipment, Net

Property and equipment is comprised of the following:

	As of
(in thousands)	January 1, 2023	January 2, 2022
Land and buildings	$213,901	$216,540
Leasehold improvements	353,181	300,821
Fixtures and fittings	336,758	287,866
Office equipment and other	42,660	41,176
Construction in progress	20,394	81,208
Finance property lease	64,521	73,110
	1,031,415	1,000,721
Less: Accumulated depreciation	(384,414)	(315,760)
	$647,001	$684,961

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

The Company recorded depreciation expense of $81 million, $69 million, and $56 million in the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of operations.

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

10.
Goodwill and Intangible Assets

A summary of goodwill for each of the Company’s applicable reportable segments from December 29, 2019 to January 1, 2023 is as follows:

(in thousands)	UK	North America	Europe and ROW	Total
December 29, 2019	$97,372	$28,780	$65,025	$191,177
Foreign currency translation adjustment	4,230	—	6,075	10,305
January 3, 2021	$101,602	$28,780	$71,100	$201,482
Cipura Acquisition (Note 3)	—	16,623	—	16,623
LINE and Saguaro Acquisition (Note 3)	—	2,043	—	2,043
Foreign currency translation adjustment	(937)	—	(4,954)	(5,891)
January 2, 2022	$100,665	$47,446	$66,146	$214,257
Foreign currency translation adjustment	(10,690)	—	(3,921)	(14,611)
January 1, 2023	$89,975	$47,446	$62,225	$199,646

The opening goodwill balance originates from the acquisition of Soho House Holdings Limited by affiliates of the Yucaipa Companies, LLC, as described in Note 2, Summary of Significant Accounting Policies – Goodwill. There were no goodwill impairment charges during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021.

A summary of finite-lived intangible assets as of January 1, 2023 and January 2, 2022 is as follows:

		As of
		January 1, 2023			January 2, 2022
(in thousands)	Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Brand	24	$109,420	$50,358	$59,062	$114,784	$45,749	$69,035
Membership list	20	15,748	8,890	6,858	16,144	8,131	8,013
Hotel management agreements	15	23,600	2,401	21,199	23,600	828	22,772
Website, internal-use software development costs, and other	7	72,813	33,964	38,849	57,563	25,225	32,338
		$221,581	$95,613	$125,968	$212,091	$79,933	$132,158

Refer to Note 3, Acquisitions, for information on additional intangible assets recognized during the fiscal year ended January 2, 2022 in connection with the Cipura Acquisition, Mandolin Acquisition, and the LINE and Saguaro Acquisition.

Accumulated amortization as of January 1, 2023 totaled $50 million for Brand, $9 million for Membership list, $2 million for hotel management agreement, and $34 million for Website, internal-use software development costs, and other. Accumulated amortization as of January 2, 2022 totaled $46 million for Brand, $8 million for Membership list, $1 million for hotel management agreement, and $25 million for Website, internal-use software development costs, and other.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Included within website, internal-use software development costs, and other are capitalized website development costs and internal-use software, net of accumulated amortization, which totaled $35 million and $29 million as of January 1, 2023 and January 2, 2022, respectively.

Amortization expense related to the intangible assets totaled $19 million, $15 million, and $14 million in the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. The following table represents estimated aggregate amortization expense for each of the next five fiscal years:

(in thousands)
2023	$19,863
2024	17,314
2025	15,167
2026	11,064
2027	7,795

11.
Accrued Liabilities and Other Current Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	January 1, 2023	January 2, 2022
Accrued interest	$440	$727
Hotel deposits	11,758	9,246
Trade, capital and other accruals	71,914	53,154
Total accrued liabilities	$84,112	$63,127

Included in trade, capital and other accruals is zero and $1 million as of January 1, 2023 and January 2, 2022, respectively, related to social security taxes that were deferred as a result of government relief afforded by the COVID-19 pandemic which have not yet been paid.

12.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	January 1, 2023	January 2, 2022
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$570,712	$447,719
Other loans (see additional description below)	10,197	18,547
	580,909	466,266
Less: Current portion of long-term debt	(1,005)	(6,923)
Total long-term debt, net of current portion	$579,904	$459,343

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	January 1, 2023	January 2, 2022
Term loan, interest at 5.34%, maturing February 6, 2024	$54,614	$54,293
Mezzanine loan, interest at 7.25%, maturing February 6, 2024	61,573	60,829
Total property mortgage loans	$116,187	$115,122

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Related party loans, net of current portion and imputed interest, are as follows:

	As of
(in thousands)	January 1, 2023	January 2, 2022
Related party loans, unsecured, 7% interest bearing, maturing September 2023 (see additional description below)	$24,612	$21,092
Related party loans, unsecured, 4% interest bearing, maturing December 2022	—	569
	24,612	21,661
Less: Current portion of related party loans	(24,612)	(21,661)
Total related party loans, net of current portion	$—	$—

The weighted-average interest rate on fixed rate borrowings was 8% as of January 1, 2023 and as of January 2, 2022. The were no outstanding floating rate borrowings as of January 1, 2023 or January 2, 2022.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On December 5, 2019, the Company entered into a £55 million ($72 million) floating rate revolving credit facility (the "Revolving Credit Facility") with a maturity date of January 25, 2022. In April 2020, the Company secured an additional £20 million ($25 million) of liquidity under this facility and extended the maturity until January 2023. During the fiscal year ended January 2, 2022, the Company repaid the entire outstanding balance of the facility with proceeds from the IPO. As of January 1, 2023, £71 million ($86 million) is available to draw under this facility, with £4m ($5 million) utilized as a letter of guarantee in respect of one of the Company's lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of $3 million, $3 million, and $4 million on this facility during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 respectively. On November 15, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the First Amended and Restated Revolving Facility Agreement (the "First Amendment"). The First Amendment amended the Revolving Credit Facility to, among other things, change the reference rate under the Revolving Credit Facility for borrowings denominated in pounds sterling from a LIBOR-based rate to a SONIA-based rate and to transition reporting from accounting principles generally accepted in the United Kingdom to US GAAP. The First Amendment also reset the Company's Consolidated EBITDA (as defined in the Revolving Credit Facility) test levels, scaling from zero at December 31, 2021 to £32 million ($39 million, if translated using the average exchange rate in effect during the fiscal year ended January 1, 2023) after June 30, 2022. On February 11, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Revolving Facility Agreement (the “Second Amendment”), which amends and restates the Revolving Credit Facility. The Second Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2023 to January 25, 2024. On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the “Third Amendment”), which amends and restates the Revolving Credit Facility. The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are only applicable when 40% or more of the facility is drawn.

In April 2017, the Company entered into the Permira Senior Facility, which consisted of a £275 million ($345 million) senior secured loan with an interest rate of LIBOR (subject to a floor of 1%) + 8%. A portion of the interest was in the form of payment-in-kind interest, with the accrued interest being converted to capital outstanding on the loan at each interest payment date. The Permira Senior Facility was secured on a fixed and floating charge basis over the assets of the Company. As of January 3, 2021, the Company had £397 million ($542 million) due under the Permira Senior Facility, which was initially scheduled to mature in April 2022, however the maturity date was subsequently extended until April 2023. The Company incurred interest expense of $13 million and $51 million (including payment-in-kind interest of zero and $26 million) during the fiscal years ended January 2, 2022, and January 3, 2021, respectively. In March 2021, the Company repaid in full the balance outstanding under the Permira Senior Facility, consisting of a GBP tranche with an outstanding principal balance, including accrued payment-in-kind interest, of £368 million ($505 million); a USD tranche with an outstanding principal balance, including accrued payment-in-kind interest, of $8 million, and an EUR tranche with an outstanding principal balance, including accrued payment-in-kind interest, of €45 million ($53 million). As a result of the repayment, the Company recognized a loss on extinguishment of debt of $14 million, consisting of prepayment penalties of $4 million, write-offs of unamortized debt issuance costs of $5 million, and an exit fee of $5 million. Upon repayment of the facility, the

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Company also settled accrued payment-in-kind interest totaling $79 million. The loss on extinguishment of debt is reflected in interest expense, net on the consolidated statements of operations for the fiscal year ended January 2, 2022.

In January 2018, the Company entered into leases in connection with its Greek Street properties. As part of these leases, the landlord has funded a principal amount of £5 million ($7 million), which represents costs paid directly by the landlord which will be repaid by the Company. Amounts funded by the landlord prior to the lease inception date were initially reflected as accrued liabilities and subsequently converted into long-term debt upon execution of the respective agreements. The Greek Street loans carry interest of 7.5%, are due for repayment in January 2028 and are unsecured. The Company incurred interest expense of less than $1 million during each of the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021.

In June 2018, the Company received proceeds of $6.5 million from the landlord of the Soho House Hong Kong property under a loan agreement. The loan had a 5-year term, with an interest rate of LIBOR + 7% payable annually, and all principal payments due at maturity. The Company incurred interest expense of less than $1 million during each of the fiscal years ended January 2, 2022, and January 3, 2021. In September 2021, the Company repaid in full amounts outstanding under the Soho House Hong Kong loan.

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

On March 31, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company, issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Additional Notes were issued for the full $100 million on March 9, 2022. The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred transaction costs of $13 million ($12 million for the fiscal year ended January 2, 2022, plus the additional $1 million incurred for the fiscal year ended January 1, 2023) related to the Senior Secured Notes. During the fiscal years ended January 1, 2023 and January 2, 2022, the Company incurred interest expense of $47 million and $30 million, respectively, related to the Senior Secured Notes. On November 15, 2021, Soho House Bond Limited entered into the First Amended and Restated Note Purchase Agreement (the "First Note Agreement"). The First Note Amendment amended the Notes Purchase Agreement to, among other things, transition reporting from accounting principles generally accepted in the United Kingdom to US GAAP.

In December 2019, the Company entered into a credit facility with Compagnie de Phalsbourg LLC. As of January 1, 2023, the Company had drawn a total of €6 million ($6 million) under this facility. The facility matures in January 2025 and carries an interest rate of 7%. The Company incurred interest expense of less than $1 million during each of the fiscal years ended January 1, 2023 January 2, 2022, and January 3, 2021.

In August 2020, the Company entered into a loan with the government of Greece for a principal amount of €2 million ($2 million). The loan matures in July 2025 and carries an interest rate of 3.1%. The Company incurred interest expense of less than $1 million during each of the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021.

On June 1, 2021, certain subsidiaries of the Company entered into a development funding agreement with Dorncroft Limited, the landlord of Soho Farmhouse. The agreement provided a commitment of up to £9 million ($12 million) for certain improvements at the Farmhouse property. Interest on the balance drawn under the agreement accrued at an annual rate of 7.9% per annum and was added to the loan principal balance. The facility expired on July 31, 2022, and the outstanding loan balance converted to a finance lease. The Company incurred interest expense of less than $1 million during each of the fiscal years ended January 1, 2023 and January 2, 2022.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of January 1, 2023	Applicable interest rate as of January 1, 2023
Greek Street loan	£	January 2028	$3,457	7.5%
Compagnie de Phalsbourg credit facility	€	January 2025	5,542	7%
Greek government loan	€	July 2025	1,204	3.1%

Property Mortgage Loans

In February 2019, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 corporate acquisition of Soho Beach House Miami with a new term loan and mezzanine loan. The new term loan of $55 million and mezzanine loan of $62 million are secured on the underlying property and operations of Soho Beach House Miami and are due in February 2024. The loans bear interest at 5.34% and 7.25%, respectively. The Company incurred interest expense on these facilities of $8 million, $8 million, and $8 million during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

Related Party Loans

In 2017, Soho Works Limited entered into a term loan facility agreement with two individuals who are related parties of the Company. The SWL loan bears interest at 7% and matures at the earliest of: (a) September 29, 2023; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the two individuals may determine in their sole discretion. During Fiscal 2022, Soho Works Limited drew an additional £3 million ($3 million) under the facility. The carrying amount of the term loan was £20 million ($25 million) and £16 million ($21 million) as of January 1, 2023 and January 2, 2022, respectively. The Company incurred interest expense on this facility of $3 million, $2 million, and $2 million during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. Following the balance sheet date, on March 3, 2023 this loan was subsequently extended and the maturity date is now September 29, 2024 after having previously been at extended to September 29, 2023 by an amendment entered into on March 11, 2022.

In August 2020, the Company entered into a non-interest bearing loan agreement with a noncontrolling interest shareholder of certain of its subsidiaries in Greece for a principal amount of less than €1 million ($1 million). The shareholder loan was initially scheduled to mature in December 2021, however the maturity date was subsequently extended until December 2022. The loan was fully repaid in December 2022. The shareholder loan has an effective interest rate of 4% and is presented within current portion of related party loans on the consolidated balance sheets.

Shareholders of the Company provided £19 million unsecured, non-interest bearing loan notes. The loan notes constituted unsecured obligations, and the rights of the noteholders under such loan notes were contractually subordinated to any secured senior indebtedness of the Company. In May 2020, the loan notes were settled in exchange for 2,176,424 A ordinary shares of SHHL. Prior to settlement, the loan notes had an effective interest rate of 10%. The Company recognized effective interest expense of $2 million on these loan notes during the fiscal year ended January 3, 2021.

Debt Issuance Costs

Property mortgage loans due after more than one year are net of unamortized debt issuance costs of $1 million and $2 million as of January 1, 2023 and January 2, 2022, respectively. Other loans are net of unamortized debt issuance costs of less than $1 million and less than $1 million as of January 1, 2023 and January 2, 2022, respectively. For the revolving credit facility as of January 1, 2023, $1 million of unamortized debt issuance costs have been included within prepaid expenses and other current assets on the consolidated balance sheet, following repayment in full of the outstanding balance of the facility. The Senior Secured Notes are net of unamortized debt issuance costs of $8 million as of January 1, 2023.

Future Principal Payments

The following table presents future principal payments for the Company’s debt, property mortgage loans, and related party loans as of January 1, 2023:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

(in thousands)
2023	$25,246
2024	117,677
2025	721
2026	7,499
2027	579,714
Thereafter	11
$730,868

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

As of January 1, 2023, the Company was in compliance with all debt covenants, current on all payments and not otherwise in default under any of the Company’s debt instruments.

13.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of January 1, 2023 and January 2, 2022.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the debt as of January 1, 2023 and the fair value of the Senior Secured Notes as of January 2, 2022 using a discounted cash flow analysis. The fair value of the property mortgage loans and other non-current debt as of January 2, 2022 is estimated to be equal to the current carrying value of each instrument based on a comparison of each instrument’s contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of January 1, 2023 and January 2, 2022.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2023 and thereafter:

(in thousands)	Carrying Value	Fair Value
January 1, 2023
Senior Secured Notes	$570,712	$545,362
Property mortgage loans	116,187	113,066
Other non-current debt	10,197	9,647
	$697,096	$668,075

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

(in thousands)	Carrying Value	Fair Value
January 2, 2022
Senior Secured Notes	$447,719	$460,182
Property mortgage loans	115,122	115,122
Other non-current debt	12,260	12,260
	$575,101	$587,564

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

14.
Share-Based Compensation

In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees. The awards are settled in SHHL ordinary D shares and the Company can grant up to 9,978,143 ordinary D shares of SHHL under the 2020 Plan. In connection with the IPO in July 2021, 25% of the outstanding awards accelerated in accordance with the original plan and all of the outstanding awards were exchanged into awards that will be settled in Class A common stock of MCG. As a result of the exchange, 7,127,246 SHHL SARs were converted into 6,023,369 MCG SARs and 2,850,897 SHHL Growth Shares were converted into 781,731 MCG restricted stock awards. The exchanged awards are subject to the same vesting conditions as the original awards. The Company treated the exchange as a Type I probable-to-probable modification and measured the incremental cost of $5 million. The expense for accelerated awards and the incremental cost associated with vested awards of $13 million was recognized immediately upon the exchange.

In December 2021, the Company granted 506,990 RSUs to certain employees that were scheduled to vest over a month. On January 16, 2022, the vesting schedule of the RSUs was updated from one vesting end date of January 17, 2022 to a graded vesting schedule that vests 25% on each of January 24, January 31, February 7, and February 14, 2022, respectively. The Company accounted for the modification as a Type I modification and no incremental compensation cost was incurred related to the modification. As of January 1, 2023 and January 2, 2022, there were 5,290,719 and 5,840,483 SARs outstanding under the 2020 Plan, respectively. As of January 1, 2023 and January 2, 2022, there were 146,574 and 390,865 MCG restricted stock awards outstanding under the 2020 Plan, respectively.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the "2021 Plan"). The 2021 Plan allows for grants of nonqualified stock options, SARs, and RSUs, or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available will increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022. As of January 1, 2023, there were 7,948,478 shares available for future awards. The Company granted 1,026,551 new RSUs under the 2021 Plan during the fiscal year ended January 1, 2023. In September 2022, in conjunction with the departure of an employee, the Company modified the existing awards to allow continued vesting and issued 365,000 new RSUs under the 2021 Plan to the same former employee. The Company accounted for the modification of existing awards as a Type III modification, and $2 million of incremental compensation expense was recognized and included in the "Type III modification" line item below. As of January 1, 2023 and January 2, 2022, there were 2,998,865 and 2,622,877 RSUs outstanding under the 2021 Plan, respectively.

In December 2022, the Company modified the exercise prices for the certain of the outstanding SARs to be $4.00 per share. As a result, the Company accounted for the modification as a Type I modification, resulting in $2.2 million of incremental fair value, of which $1.5 million was recorded immediately.

Share-based compensation during the fiscal years ended January 1, 2023, January 2, 2022 and January 3, 2021 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	For the Fiscal Year Ended
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
SARs	$9,425	$15,998	$885
Restricted stock awards (Growth Shares)	2,285	5,246	1,733
RSUs	12,595	5,416	—
Type III modification	1,902	—	—
Employer-related payroll expense(1)	1,474	—	—
Total share-based compensation expense	27,681	26,660	2,618
Tax benefit for share-based compensation expense	—	—	—
Share-based compensation expense, net of tax	$27,681	$26,660	$2,618
(1)
Relates to employment related taxes, including employer national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

The weighted-average assumptions used in valuing SARs and restricted stock awards (previously zero granted as Growth Shares) granted during each period are set forth in the following table:

	For the Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Expected average life(1)	3.92 - 6.30 years	3.50 years	3.50 years
Expected volatility(2)	56%	50 – 55%	45%
Risk-free interest rate(3)	3.78 - 4.25%	0.32 – 0.43%	0.25%
Expected dividend yield(4)	0.00%	0.00%	0.00%
(1)
The expected life assumption is based on the Company's expectation for the period before exercise.
(2)
The expected volatility assumption is developed using leverage-adjusted historical volatilities for public peer companies for the period equal to the expected life of the awards.
(3)
The risk-free rate is based on the bootstrap adjusted US Treasury Rate Yield Curve Rate as of the valuation date, term matched with expected life of the awards.
(4)
The expected dividend yield is 0.0% since the Company does not expect to pay dividends.

The weighted-average grant date fair values for SARs granted during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 were zero and $4.43 and $3.46, respectively.

The following table shows a summary of all SARs granted under the 2020 Plan:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	Number of Shares	Weighted Average Exercise Price Per Share(1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 3, 2021	5,536,998	$10.52	9.65
Granted	1,687,632	11.45
Forfeited (pre-IPO conversion)	(97,384)	10.86
Exercised	—	—
Converted (IPO conversion)	(1,103,877)
Forfeited (post-IPO conversion)	(182,886)	12.63
Outstanding as of January 2, 2022	5,840,483	$12.72	8.61	$1,733,089
Exercisable as of January 2, 2022	2,808,660	12.72	8.40	864,610
Vested and expected to vest as of January 2, 2022	5,840,483	$12.72	8.61	$1,733,089
Granted	—	—
Forfeited (post-IPO conversion)	(549,764)	12.60
Exercised	—	—
Outstanding as of January 1, 2023	5,290,719	$7.49	5.66	$-
Exercisable as of January 1, 2023	4,246,017	7.49	5.13	-
Vested and expected to vest as of January 1, 2023	5,290,719	$7.49	5.66	$-

(1) In December 2022, the Company modified the exercise prices for certain outstanding SAR awards to be $4.00 per share. This contributed to the reduction in the weighted average exercise price per share to $7.49.

As of January 1, 2023, total compensation expense not yet recognized related to unvested SARs issued under the 2020 Plan is approximately $4 million, which is expected to be recognized over a weighted average period of 0.80 years.

The following table shows a summary of all restricted stock awards (previously granted as Growth Shares) granted under the 2020 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 3, 2021	2,850,897	$3.46
Vested and not yet released as of January 3, 2021	—
Outstanding as of January 3, 2021	2,850,897	$3.46
Granted	—	—
Converted	(2,069,166)	—
Vested	(390,866)	13.28
Forfeited	—	—
Nonvested as of January 2, 2022	390,865	$13.28
Vested and not yet released as of January 2, 2022	390,866	13.28
Outstanding as of January 2, 2022	781,731	$13.28
Granted	—	—
Vested	(260,577)	11.26
Forfeited	—	—
Nonvested as of January 1, 2023	130,288	$13.28
Vested and not yet released as of January 1, 2023	16,286	5.19
Outstanding as of January 1, 2023	146,574	$12.38

As of January 1, 2023, total compensation expense not yet recognized related to unvested restricted stock awards (Growth Shares) is approximately $1 million, which is expected to be recognized over a weighted average period of 0.65 years.

The following table shows a summary of all RSUs granted under the 2021 Plan:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	Number of Shares	Weighted Average Grant Date Fair Value(1)
Nonvested as of January 3, 2021	—	$—
Granted	2,622,877	10.98
Vested	—	—
Forfeited	—	—
Nonvested as of January 2, 2022	2,622,877	$10.98
Vested and not yet released as of January 2, 2022	—	—
Outstanding as of January 2, 2022	2,622,877	$10.98
Granted	1,535,975	4.79
Vested	(1,975,679)	8.11
Forfeited	—	—
Nonvested as of January 1, 2023	2,183,173	$8.44
Vested and not yet released as of January 1, 2023	815,692	4.76
Outstanding as of January 1, 2023	2,998,865	$7.44
(1)
The amount of share-based compensation for the RSUs is based on the fair value of our Class A common stock at the grant date.

As of January 1, 2023, total compensation expense not yet recognized related to unvested RSUs under the 2021 Plan is approximately $15 million, which is expected to be recognized over a weighted average period of 2.37 years.
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

On March 31, 2021, the Company issued 12,970,766 senior SHHL convertible preference shares (the “Senior Preference Shares”) in an aggregate liquidation preference of $175 million, or approximately $13.49 per Senior Preference Share (the “Issuance Price”), to certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates (the “Preference Share Investors”). The Company received net proceeds of $162 million and incurred transaction costs of $13 million related to the Senior Preference Shares. The Senior Preference Shares accrue a non-cash dividend of 8% per annum on the investment amount of the Senior Preference Shares plus all previously compounded non-cash dividends. The Senior Preference Shares were initially presented as mezzanine equity due to the existence of certain redemption options. During the fiscal year ended January 2, 2022, the Company recognized non-cash preferred dividends of $4 million as an adjustment to the carrying value of the Senior Preference Shares, with a corresponding reduction in additional paid-in capital on the consolidated statements of changes in redeemable shares and shareholders’ equity (deficit). In addition, the Company recognized a deemed dividend of $51 million in connection with the conversion of the Senior Preference Shares into Class A common stock, because the conversion was effected at a discount to the public offering price. This deemed dividend is reflected as a reduction in additional paid-in capital on the consolidated statements of changes in redeemable preferred shares and shareholders' equity (deficit).

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

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

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

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

The table below presents changes in each class of the Company’s redeemable preferred shares, ordinary shares and common stock, as applicable:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

				SHHL Ordinary Shares						MCG Common Stock
	SHHL Redeemable Preferred Shares	SHHL Redeemable C Ordinary Shares		A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares	D Ordinary Shares		Class A Common Stock	Class B Common Stock
As of December 29, 2019	10,000,000	6,933,004		166,110,113	4,469,417	—	3,326,048	—		—	—
Conversion of related party loan to SHHL A ordinary shares (Note 12)	—	—		2,176,424	—	—	—	—		—	—
Issuance of SHHL redeemable C ordinary shares (Note 16)	—	9,502,993		—	—	—	—	—		—	—
Conversion of SHHL A ordinary shares into SHHL C ordinary shares (Note 16)	—	—		(1,710,546)	—	1,710,546	—	—		—	—
Issuance of SHHL Growth Shares under the 2020 Plan (Note 14)	—	—		—	—	—	—	2,850,897		—	—
As of January 3, 2021	10,000,000	16,435,997		166,575,991	4,469,417	1,710,546	3,326,048	2,850,897		—	—
Issuance of senior convertible preference shares (Note 15)	12,970,766	—		—	—	—	—	—		—	—
Issuance of SHHL redeemable C ordinary shares (Note 16)	—	4,751,497		—	—	—	—	—		—	—
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition (Note 3)	—	—		—	—	—	644,828	—		—	—
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition (Note 3)	—	—	—	—	—	—	92,647	—	—	—	—
SHHL C2 ordinary shares issued in connection with the purchase of Soho Works North America noncontrolling interests (Note 3)	—	—	—	—	—	—	3,984,883	—	—	—	—
SHHL C2 ordinary shares issued in connection with the purchase of Scorpios noncontrolling interests (Note 3)	—	—	—	—	—	—	572,410	—	—	—	—
SHHL C2 ordinary shares issued in connection with the LINE and Saguaro Acquisition (Note 3)	—	—	—	—	—	—	1,900,599	—	—	—	—
Effect of the Reorganization Transactions (Note 1)	—	(21,187,494)		(166,575,991)	(4,469,417)	(1,710,546)	(10,521,415)	(2,850,897)		14,935,193	141,500,385
Issuance of common stock in connection with initial public offering (Note 1)	—	—		—	—	—	—	—		30,567,918	—
Redemption of the May 2016 preferred shares (Note 15)	(10,000,000)	—		—	—	—	—	—		—	—
Conversion of senior convertible preference shares into Class A common stock (Note 15)	(12,970,766)	—		—	—	—	—	—		15,526,619	—
As of January 2, 2022	—	—		—	—	—	—	—		61,029,730	141,500,385

	MCG Common Stock
	Class A Common Stock	Class B Common Stock
As of January 2, 2022	61,029,730	141,500,385
Shares repurchased	(8,467,120)	—
RSUs vested (Note 14)	1,159,987	—
As of January 1, 2023	53,722,597	141,500,385

Stock Repurchase Program

On March 18, 2022, the Company’s board of directors and a relevant sub-committee thereof authorized and approved a stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. Under the stock repurchase program, the Company is authorized to repurchase from time-to-time shares of its outstanding Class A common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions as well as corporate and regulatory considerations. The stock repurchase program may be suspended, modified or discontinued at any time, in accordance with relevant and applicable regulatory requirements, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company intends to make all repurchases in accordance with applicable federal securities laws, including Rule of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Under the program, the repurchased shares will be returned to the status of authorized, but unissued shares of common stock held in treasury at average cost. During the fiscal year ended January 1, 2023, the Company repurchased a total of 8,467,120 shares of Class A common stock for $50 million including commissions. Because the repurchase plan upper limit of $50 million was met, there will be no further stock repurchased under the above plan and this is now complete.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Loss Per Share

The table below illustrates the reconciliation of the loss and the number of shares used in the calculations of basic and diluted loss per share:

	For the Fiscal Year Ended
(in thousands except share and per share amounts)	January 1, 2023	January 2, 2022	January 3, 2021
Net loss attributable to Membership Collective Group Inc.	$(220,580)	$(265,395)	$(228,461)
Less: Cumulative SHHL preferred shares undeclared dividends	—	(4,778)	(4,250)
Less: Incremental accretion of SHHL preferred shares to redemption value	—	(1,085)	—
Add: Foreign currency remeasurement of SHHL preferred shares	—	666	—
Less: Non-cash dividends on the SHHL senior convertible preference shares	—	(4,335)	—
Less: Preferred Shares deemed dividend upon conversion	—	(51,469)	—
Adjusted net loss attributable to Class A and Class B common stockholders	(220,580)	(326,396)	(232,711)
Weighted average shares outstanding for basic and diluted loss per share for Class A and Class B common stockholders	199,985,264	173,691,203	141,896,349
Basic and diluted loss per share	$(1.10)	$(1.88)	$(1.64)

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

The loss per share calculations for the fiscal years ended January 2, 2022 and January 3, 2021 exclude additional shares that would be issuable to the holders of SHHL redeemable C ordinary shares in the event of a public listing that resulted in the value of the SHHL redeemable C ordinary shares being less than the investor’s initial subscription price, because the impact of including such additional shares would be anti-dilutive. In addition, the loss per share calculations for the periods presented exclude the impact of unvested Growth Shares (which were exchanged into restricted stock awards in connection with the IPO) because the inclusion of such shares in diluted loss per share would be anti-dilutive.

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

Commitments and Contingencies

In connection with the closure of Houses across the world beginning on March 14, 2020, the Company in its sole discretion issued membership credits to Soho House members to be redeemed for certain Soho House products and services. Membership credits were issued by the Company as a one-time goodwill gesture deemed to be a marketing offer to Soho House members, and were initially set to expire on December 31, 2020. The liability associated with the membership credits was derecognized based on the usage of credits and the cost of the inventory or services to fulfill the Company’s obligation to its Soho House members; and was classified within other current liabilities on the Company’s consolidated balance sheet. In March 2021, the Company decided in its discretion to extend the expiration date of the member credits to September 30, 2021. The Company simultaneously adjusted its obligation based on its best estimate of the cost to be incurred. The redemption rate used to estimate the obligation associated with the membership credits was based on the Company’s cumulative experience to-date. There were no material marketing expenses recognized during the fiscal year ended January 1, 2023. The Company recognized marketing expenses of $8 million and $12 million during the fiscal years ended January 2, 2022 and January 3, 2021, respectively, which are included within other expense in the consolidated statements of

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

operations. The expense recognized during the fiscal year ended January 2, 2022 is net of $4 million recorded upon expiration of the vast majority of credits on September 30, 2021.

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

In August 2014, the Company entered into a security arrangement with regards to Raycliff Red LLP’s (a VIE’s) £4 million ($7 million) bank loan to redevelop a property into an overflow location for Shoreditch House hotel rooms in the United Kingdom. In May 2016, the VIE extended the existing loan to £10 million ($15 million) to, inter alia, purchase an adjoining property that was redeveloped as an overflow location for Shoreditch House hotel rooms. In May 2017, the VIE extended the existing loan to £20 million ($26 million). In July 2018, the facility was extended by a further £0.4 million ($0.5 million). The Company has provided security in respect of the loan by granting the lender a charge over its membership interest in the VIE. The security will remain in effect until the VIE’s bank loan is repaid in full to the lender. In October 2019, the VIE entered into a term loan facility agreement with a new lender, the proceeds of which were used to repay the previous bank loan. As of January 1, 2023, the outstanding balance of the VIE’s term loan was £21 million ($26 million). The Company has provided security in respect of the term loan by granting the lender a charge over its membership interest in the VIE. The security will remain in effect until the VIE’s term loan is repaid in full to the lender.

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

Capital Commitments

As of January 1, 2023, capital expenditure commitments contracted for but not yet incurred totaled $1 million and were related primarily to site improvement costs for Soho House West Hollywood, Little Pool House Miami and Soho House Hong Kong. As of January 2, 2022, capital expenditure commitments contracted for but not yet incurred totaled less than $1 million and were related primarily to site improvement costs for Soho House West Hollywood Cecconi's.

Business Interruption and Property Insurance

In February 2022, there was a fire at Little Beach House Malibu which resulted in full House closure until April 2022. As a result of the fire damage, the Company recorded business interruption insurance proceeds totaling less than $1 million related to the reimbursement of lost profits as a result of the closure. This amount is recorded as business interruption income on the consolidated statement of operations for the fiscal year ended January 1, 2023.

In addition, the Company received cash totaling less than $1 million in connection with a property damage insurance claim, which reimburses the replacement cost for repair or replacement of damaged assets. This amount is recorded as insurance proceeds received on the consolidated statement of cash flows for the fiscal year ended January 1, 2023.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

The Company did not incur any losses during the fiscal years ended January 2, 2022 and January 3, 2021.

19.
Defined Contribution Plan

The Company operates a defined contribution pension plan, an occupational plan to which an individual and their employer make contributions. The assets of the plan are held separately from those of the Company in an independently administered fund. The plan charge amounted to $12 million, $9 million, and $11 million in the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. There were no outstanding or prepaid contributions at either the beginning or end of the fiscal years presented in these consolidated financial statements.

20.
Income Taxes

Below are the components of loss before income taxes for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 under the following tax jurisdictions:

	For the Fiscal Year Ended
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Domestic⁽¹⁾	$1,734	$(45,312)	$(137,120)
Foreign⁽¹⁾	(216,383)	(222,508)	(98,931)
	$(214,649)	$(267,820)	$(236,051)
(1)
Prior to the Reorganization Transactions, Domestic refers to the UK tax jurisdiction and Foreign refers to all non-UK tax jurisdictions. Following the Reorganization Transactions, Domestic refers to the US tax jurisdiction and Foreign refers to all non-US tax jurisdictions.

The provision for income taxes is as follows:

	For the Fiscal Year Ended
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Current tax expense
Domestic⁽¹⁾	$2,240	$—	$7
Foreign⁽¹⁾	2,654	1,167	558
Total current	4,894	1,167	565
Deferred tax expense (benefit)
Domestic⁽¹⁾	690	(891)	—
Foreign⁽¹⁾	(453)	618	(1,341)
Total deferred	237	(273)	(1,341)
Total income tax expense (benefit)	$5,131	$894	$(776)

Effective income tax rate	(2%)	(0%)	0%
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

A reconciliation of the US and UK statutory income tax rate to the consolidated effective income tax rate is as follows:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	For the Fiscal Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Benefit at US (Fiscal 2022 and Fiscal 2021) and UK (Fiscal 2020 statutory income tax rate	21%	21%	19%
Permanent differences	(2%)	(3%)	0%
Non deductible expenses	0%	(3%)	0%
Change in unrecognized tax benefits	0%	0%	0%
Movement in valuation allowances	(9%)	(15%)	(24%)
Change in valuation allowance due to remeasurement of deferred taxes	0%	(7%)	0%
Differences in tax rates in other jurisdictions	0%	0%	1%
Change in tax rates	0%	7%	1%
Loss of tax attributes	(13%)	0%	0%
Other	1%	0%	3%
Effective income tax rate	(2%)	(0%)	0%

The effective income tax rate for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 differs from the US and UK statutory rate, as applicable, of 21%, 21%, and 19%, respectively. The difference for the fiscal years ended January 2, 2022 and January 3, 2021 are primarily due to current period losses in certain jurisdictions that require a valuation allowance. In the UK, non-trading losses of $2 million in 2022 and $29 million in 2023 have been extinguished due to rules which limit existence of losses subsequent to a change of control. This has resulted in a loss of tax attributes in the period.

Deferred Income Taxes

Deferred tax assets and liabilities consist of the following:

	As of
(in thousands)	January 1, 2023	January 2, 2022
Deferred tax assets
Property and equipment, net	$26,858	$24,591
Other short term differences	54,497	17,483
Lease liability	304,717	229,350
Interest limitation carryforward	66,866	73,422
Tax losses	110,201	118,890
Total gross deferred tax assets	563,139	463,736
Valuation allowance	(216,114)	(174,265)
Total deferred tax assets	$347,025	$289,471
Deferred tax liabilities
Property and equipment, net	$(23,357)	$(38,373)
Intangible assets	(13,093)	(17,422)
Right of use asset	(310,956)	(232,822)
Other	(990)	(2,264)
Total gross deferred tax liabilities	(348,396)	(290,881)
Total net deferred tax liabilities⁽¹⁾	$(1,371)	$(1,410)
(1)
For US tax purposes, the LINE and Saguaro Acquisition transaction was considered an asset acquisition. Refer to Note 3, Acquisitions, for further information on this transaction.

Total net deferred taxes are classified as follows:

	As of
(in thousands)	January 1, 2023	January 2, 2022
Non-current deferred tax assets	$295	$446
Non-current deferred tax liabilities	(1,666)	(1,856)
	$(1,371)	$(1,410)

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

As of January 1, 2023, deferred tax assets related to tax losses were $110 million and interest limitation carryforwards were $67 million which can be used to offset future taxable income. This includes $67 million of net operating losses, or "NOLs", and $40 million of interest limitation carryforwards in the US; $19 million tax losses and $27 million interest limitation carryforwards in the UK; and $8 million tax losses in Hong Kong.

As of January 1, 2023, deferred tax assets related to NOLs generated in the US of $225 million will not expire. Deferred tax assets related to US federal and state NOL carryforwards of $61 million and $187 million will expire, if not utilized, in 2031 to 2038 and in 2027 to 2038, respectively. Interest limitation carryforwards in the US do not expire. Deferred tax assets related to tax losses and interest limitation carryforwards in the UK of $19 million and $27 million will not expire. Deferred tax assets related to tax losses in Hong Kong of $8 million will not expire.

As of January 2, 2022, deferred tax assets related to NOLs generated in the US of $238 million will not expire. Deferred tax assets related to US federal and state NOL carryforwards of $69 million and $185 million will expire, if not utilized, in 2031 to 2038 and in 2027 to 2038, respectively. Interest limitation carryforwards in the US do not expire. Deferred tax assets related to tax losses and interest limitation carryforwards in the UK of $35 million and $50 million will not expire. Deferred tax assets related to tax losses in Hong Kong of $10 million will not expire.

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

During the fiscal year ended January 1, 2023, the valuation allowance for deferred tax assets increased by $42 million. This increase mainly relates to incremental valuation allowances recorded against deferred tax assets in the UK, US, and Hong Kong arising in the period. The components of the increase in valuation allowance are $70 million as a result of current year activity, $27 million decrease relating to the write-off of existing deferred tax assets, and $1 million as a result of the foreign exchange translation impact.

As of January 1, 2023, the Company had $90 million (January 2, 2022: $104 million; January 3, 2021: $59 million), $102 million (January 2, 2022: $54 million; January 3, 2021: $62 million), $9 million (January 2, 2022: $8 million; January 3, 2021: $6 million), and $15 million (January 2, 2022: $8 million; January 3, 2021: $4 million) in valuation allowances against the net UK, US, Hong Kong, and the rest of the world deferred tax assets, respectively.

A portion of the Company's US deferred tax assets relates to net operating losses, the use of which may not be available as a result of limitations under Section 382 of the US tax code. With respect to the US net operating losses, it is not practical to determine if such losses would be utilized based on Management's future projected taxable income.

As of January 1, 2023, the Company had no undistributed earnings on which to provide tax. In the event the Company's subsidiaries become profitable, any distributions will not be taxable due to the UK dividends received exemption regime.

Impact of Global Intangible Low Taxed Income Provisions (United States)

Due to the Reorganization Transactions described in Note 1, Nature of the Business, the Company is now subject to the US Global Intangible Low Taxed Income (GILTI) provisions which require US groups to include in taxable income certain earnings of their foreign controlled corporations. This provision did not impact the Company in the current year since these foreign controlled corporations generated an overall loss which has no impact on US taxable income. We have elected to treat any potential GILTI inclusions as a period cost.

Uncertain Tax Positions

The Company recognizes tax liabilities when, despite its belief that its tax return positions are supportable, management believes that certain positions may not be fully sustained upon review by tax authorities. Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more likely than not recognition threshold. Where

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

the Company has determined that its tax return filing position does not satisfy the more-likely-than-not recognition threshold, the Company has recorded $16.0 million (January 2, 2022: $16 million; January 3, 2021: $11 million) of tax benefits.

The ongoing assessments of the more-likely-than-not outcomes of uncertain tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact its operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. As of January 1, 2023, the Company believes it is reasonably possible that the uncertain tax benefits recorded as of January 1, 2023 will be reduced by $4 million as a result of expiry of the relevant statute of limitation in the UK.

In July 2021, the Company carried out a legal entity restructuring which resulted in the formation of Membership Collective Group Inc., a US domiciled corporation, as the parent entity of the Company. Prior to July 2021, the parent entity of the Company was a UK domiciled entity.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Balance at beginning of year	$15,129	$11,293	$9,221
Additions related to the current year	5,359	3,948	1,996
Reductions due to expiry of state of limitations	(3,014)	(3,822)	(1,356)
Change in tax rate	—	3,566	1,478
Foreign exchange	(1,633)	144	(46)
Balance at end of year	$15,841	$15,129	$11,293

During the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, the Company did not recognize any interest and penalties associated with its unrecognized tax benefits in its consolidated statements of operations. As of January 1, 2023, if recognized, $16 million of its unrecognized tax benefits, including interest and penalties, would have no impact on the Company’s effective tax rate as a full valuation allowance would be applied.

In the UK, US and Greece, the earliest tax years that remain subject to examination by the tax authorities are 2019, 2016, and 2017, respectively. To the extent US tax attributes generated in closed years are carried forward into years that are open to examination, they may be subject to adjustment in audit.

The Inflation Reduction Act (the “IRA”) was enacted in August 2022, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. While we are analyzing the impact of the IRA, we are currently unable to predict whether other proposed changes will occur and, if so, when they would be effective or the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition, and results of operations.

On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide, including the UK. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive.

A significant number of other countries are expected to also implement similar legislation, including South Korea which approved legislation on December 23, 2022 with a full effective date of January 1, 2024. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the European Union. The Company will continue to monitor regulatory developments to assess potential impacts to the Company.

21.
Segments

The Company’s core operations comprise of Houses and restaurants across a number of territories, which are managed on a geographical basis. There is a segment managing director for each of the UK, North America, and Europe and Rest of the World (“RoW”) who is responsible for Houses, hotels and restaurants in that region. Each operating segment manager reports directly to the

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer - Americas combined. In addition to Houses and restaurants, the Company offers other products and services, such as retail, home & beauty products and services, which comprise its Retail operating segment; access to Soho Works collaboration spaces across the UK and North America, which comprise its Soho Works operating segment; and memberships for people who live in cities where physical Houses do not exist, which comprise its Cities Without Houses operating segment. The Retail, Soho Works, and Cities Without Houses operating segments also have segment managers which report directly to the CODM and are managed separately from the Houses and hotels in each region.

The Company has identified the following three reportable segments:

•
UK,
•
North America, and
•
Europe and RoW.

The manner in which the Company's Chief Operating Decision Maker ("CODM") assesses information for decision-making purposes changed during the fourth quarter of Fiscal 2022. Soho House Design, which was previously a separate reportable segment, is no longer a separate operating segment or reportable segment since the CODM does not review discrete financial information for the business. In addition, Soho Restaurants, which was previously not a separate operating or reportable segment, became a separate operating segment since the CODM reviews discrete financial information for the business. The Company restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company's consolidated statements of operations, balance sheets or statements of cash flows.

The Company analyzed the results of the Retail, Soho Works, Soho Restaurants, and Cities Without Houses operating segments and concluded that they did not warrant separate presentation as reportable segments as they do not provide additional useful information to the readers of the financial statements. Therefore, these segments are included as part of an “All Other” category.

Intercompany revenues and costs among the reportable segments are not material and accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at segment totals. Segment revenue includes revenue of certain equity method investments, which are considered stand-alone operating segments, which are therefore not included in revenues as part of these consolidated financial statements. Eliminations between segments are separately presented. Corporate results include amounts related to Corporate functions such as administrative costs and professional fees. Income tax expense is managed by Corporate on a consolidated basis and is not allocated to the reportable segments.

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

The following tables present disaggregated revenue for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

	For the Fiscal Year Ended January 1, 2023
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$139,636	$76,603	$31,485	$247,724	$35,955	$283,679
In-House revenues	193,749	166,016	87,866	447,631	—	447,631
Other revenues	70,658	65,010	38,408	174,076	112,102	286,178
Total segment revenue	404,043	307,629	157,759	869,431	148,057	1,017,488
Elimination of equity accounted revenue	(14,919)	(7,700)	(22,655)	(45,274)	—	(45,274)
Consolidated revenue	$389,124	$299,929	$135,104	$824,157	$148,057	$972,214

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	For the Fiscal Year Ended January 2, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$94,746	$59,722	$22,074	$176,542	$21,539	$198,081
In-House revenues	103,289	88,987	35,567	227,843	—	227,843
Other revenues	42,111	30,878	22,778	95,767	70,885	166,652
Total segment revenue	240,146	179,587	80,419	500,152	92,424	592,576
Elimination of equity accounted revenue	(13,438)	(6,088)	(12,496)	(32,022)	—	(32,022)
Consolidated revenue	$226,708	$173,499	$67,923	$468,130	$92,424	$560,554

	For the Fiscal Year Ended January 3, 2021
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$98,478	$54,765	$22,884	$176,127	$10,595	$186,722
In-House revenues	50,684	53,563	28,904	133,151	—	133,151
Other revenues	23,869	20,918	6,282	51,069	43,981	95,050
Total segment revenue	173,031	129,246	58,070	360,347	54,576	414,923
Elimination of equity accounted revenue	(16,783)	(3,140)	(10,624)	(30,547)	—	(30,547)
Consolidated revenue	$156,248	$126,106	$47,446	$329,800	$54,576	$384,376

The following tables present the reconciliation of reportable segment adjusted EBITDA to total consolidated segment revenue and the reconciliation of net loss to adjusted EBITDA:

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	For the Fiscal Year Ended January 1, 2023
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$389,124	$299,929	$135,104	$824,157	$148,057	$972,214
Total segment operating expenses	(318,375)	(238,733)	(127,702)	(684,810)	(161,582)	(846,392)
Share of equity method investments adjusted EBITDA	2,610	1,142	3,825	7,577	—	7,577
Reportable segments adjusted EBITDA	73,359	62,338	11,227	146,924	(13,525)	133,399
Unallocated corporate overhead						(43,522)
Consolidated adjusted EBITDA						89,877
Depreciation and amortization						(99,930)
Interest expense, net						(71,499)
Income tax expense						(5,131)
Gain on sale of property and other, net						390
Share of income of equity method investments						3,941
Foreign exchange						(69,600)
Pre-opening expenses						(14,081)
Non-cash rent(1)						(7,877)
Deferred registration fees, net						(924)
Share of equity method investments adjusted EBITDA						(7,577)
Share-based compensation expense(2)						(22,675)
Other expenses, net(2)						(14,694)
Net loss						$(219,780)
(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.
(2)
Other expenses, net includes share-based compensation and severance expense incurred related to the departure of the former Chief Operating Officer ($4 million) and another former employee ($1 million) of the Company of $5 million for fiscal year ended January 1, 2023. This balance is reported within Share-based compensation expense in the consolidated statement of operations for the fiscal year ended January 1, 2023.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	For the Fiscal Year Ended January 2, 2022
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$226,708	$173,499	$67,923	$468,130	$92,424	$560,554
Total segment operating expenses	(183,051)	(145,293)	(64,686)	(393,030)	(114,705)	(507,735)
Share of equity method investments adjusted EBITDA	2,289	760	1,613	4,662	-	4,662
Reportable segments adjusted EBITDA	45,946	28,966	4,850	79,762	(22,281)	57,481
Unallocated corporate overhead						(40,741)
Consolidated adjusted EBITDA						16,740
Depreciation and amortization						(83,613)
Interest expense, net						(84,382)
Income tax expense						(894)
Gain on sale of property and other, net						6,837
Share of loss of equity method investments						(2,249)
Foreign exchange (1)						(25,541)
Pre-opening expenses						(21,294)
Non-cash rent						(12,651)
Deferred registration fees, net						(4,463)
Share of equity method investments adjusted EBITDA						(4,662)
Share-based compensation expense						(26,660)
Other expenses, net						(25,882)
Net loss						$(268,714)
(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.

	For the Fiscal Year Ended January 3, 2021
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$156,248	$126,106	$47,446	$329,800	$54,576	$384,376
Total segment operating expenses	(131,444)	(112,862)	(50,677)	(294,983)	(61,519)	(356,502)
Share of equity method investments adjusted EBITDA	2,647	132	784	3,563	-	3,563
Reportable segments adjusted EBITDA	27,451	13,376	(2,447)	38,380	(6,943)	31,437
Unallocated corporate overhead						(31,211)
Consolidated adjusted EBITDA						226
Depreciation and amortization						(69,802)
Interest expense, net						(77,792)
Income tax benefit						776
Gain on sale of property and other, net						98
Share of loss of equity method investments						(3,627)
Foreign exchange						3,354
Pre-opening expenses						(21,058)
Non-cash rent						(15,627)
Deferred registration fees, net						(1,149)
Share of equity method investments adjusted EBITDA						(3,563)
Share-based compensation expense						(2,618)
Other expenses, net						(44,493)
Net loss						$(235,275)

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

	For the Fiscal Year Ended
(in thousands)	January 1, 2023	January 2, 2022	January 3, 2021
Net loss	$(219,780)	$(268,714)	$(235,275)
Depreciation and amortization	99,930	83,613	69,802
Interest expense, net	71,499	84,382	77,792
Income tax expense (benefit)	5,131	894	(776)
EBITDA	(43,220)	(99,825)	(88,457)
Gain on sale of property and other, net	(390)	(6,837)	(98)
Share of (income) loss of equity method investments	(3,941)	2,249	3,627
Foreign exchange	69,600	25,541	(3,354)
Pre-opening expenses(1)	14,081	21,294	21,058
Non-cash rent(2)	7,877	12,651	15,627
Deferred registration fees, net	924	4,463	1,149
Share of equity method investments adjusted EBITDA	7,577	4,662	3,563
Share-based compensation expense(3)	22,675	26,660	2,618
Other expenses, net(3)(4)	14,694	25,882	44,493
Adjusted EBITDA	$89,877	$16,740	$226
(1)
The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.
(2)
The non-cash rent balance for the fiscal year ended January 1, 2023 includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.
(3)
Other expenses, net includes share-based compensation and severance expense incurred related to the departure of the former Chief Operating Officer ($4 million) of the Company and former employee ($1 million) of $5 million for fiscal year ended January 1, 2023. This balance is reported within Share-based compensation expense in the consolidated statement of operations for the fiscal year ended January 1, 2023.

(4)
Represents other items included in operating expenses, which are outside the normal scope of the Company’s ordinary activities or non-cash, including expenses incurred in respect of membership credits of $1 million and $8 million for the fiscal years ended January 1, 2023 and January 2, 2022, respectively. Other expenses, net also include IPO-related costs of $14 million and corporate financing and restructuring costs of $2 million incurred during the fiscal year ended January 2, 2022. For the fiscal year ended January 3, 2021, other expenses, net include COVID-19 related charges of $5 million, abandoned project costs of $7 million, corporate restructuring costs of $6 million, and the Soho Restaurants guarantee provision of $5 million (refer to Note 4, Consolidated Variable Interest Entities).

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of January 1, 2023 and January 2, 2022. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	January 1, 2023	January 2, 2022
Long-lived assets by geography
North America	$901,505	$806,617
United Kingdom	509,221	571,716
Europe	297,247	270,657
Asia	46,236	56,583
Total long-lived assets	$1,754,209	$1,705,573

22.
Related Party Transactions

In 2017, SWL entered into a term loan facility agreement with two individuals are related parties of the Company. For additional information, refer to Note 12, Debt – Related Party Loans.

In June 2019, Soho House Limited made an interest free loan of less than $1 million to Nick Jones. The loan was due on demand and was settled in full on April 15, 2021.

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	January 1, 2023	January 2, 2022
Soho House Toronto Partnership	$1,015	$(810)
Raycliff Red LLP	(4,169)	(2,952)
Mirador Barcel S.L.	(499)	450
Little Beach House Barcelona S.L.	(313)	(203)
Mimea XXI S.L.	477	429
	$(3,489)	$(3,086)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

In 2016, SWL, a consolidated VIE, entered into an agreement to lease a property under construction by the landlord with Store Holding Group Ltd, a wholly-owned subsidiary of the noncontrolling interest holders of SWL. The handover of six floors of the leased property occurred on a floor-by-floor basis upon substantial completion of landlord improvements, resulting in multiple lease commencement dates in 2019. Lease commencement for the remaining four floors occurred during 2020 upon substantial completion of landlord improvements. This lease runs for a term of 19 years until July 25, 2039. The operating lease asset and liability associated with this lease were $85 million and $101 million as of January 1, 2023, respectively, and $97 million and $117 million as of January 2, 2022, respectively. Rent expense associated with this lease totaled $10 million, $11 million, and $9 million during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC. This lease runs for a term of 20 years until December 31, 2038. The operating lease asset and liability associated with this lease were $17 million and $21 million as of January 1, 2023, respectively, and $11 million and $17 million as of January 2, 2022, respectively. Rent expense associated with this lease totaled $2 million, $3 million, and $3 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021 respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019 for 137 Ludlow Street, New York with Ludlow 137 Holdings LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 22 years until April 20, 2041, with options to extend for three additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million, $15 million, respectively, as of January 1, 2023 and $9 million and $15 million, respectively, as of January 2, 2022. The rent expense associated with this lease was $1 million, $1 million, and $10 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

The Company leases the Ludlow property from 139 Ludlow Acquisition LLC, an equity method investee. This is a 25-year lease that commenced May 1, 2016. The operating lease right-of-use asset and liability associated with this lease were $29 million and $33 million, respectively, as of January 1, 2023 and $30 million and $33 million, respectively, as of January 2, 2022. The rent expense associated with this lease was $4 million, $4 million, and $4 million for the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

The Company leases the Tel Aviv House from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of MCG. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $21 million and $22 million, respectively, as of January 1, 2023 and $23 million and $22 million, respectively, as of January 2, 2022. The rent expense associated with this lease was $3 million and $2 million for the fiscal year ended January 1, 2023 and January 2, 2022, respectively.

The Company leases the Little House West Hollywood from GHWHI, LLC, a company controlled by an affiliate of the Company. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The operating lease right-of-use asset and liability associated with this lease were $65 million and $69 million,

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

respectively, as of January 1, 2023. The rent expense associated with this lease was $5 million and less than $1 million for the fiscal years ended January 1, 2023 and January 2, 2022, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of the Yucaipa Companies LLC, in order to operate the Le Vallauris restaurant in Palm Springs, California. This lease commenced on February 2, 2022. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $7 million and $7 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $1 million for the fiscal year ended January 1, 2023.

The Company leases a property from GHPSI, LLC in order to operate the Willows Historic Palm Springs Inn in Palm Springs, California. GHPSI’s ultimate parent entity is GHREP, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $14 million and $14 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $1 million for the fiscal year ended January 1, 2023.

The Company leases the Soho House Stockholm property from Majorsbolaget AB, a company controlled by an affiliate of the Company. This lease commenced on December 8, 2022. This lease runs for a term of 15 years. The operating lease right-of-use asset and liability associated with this lease were $28 million and $28 million, respectively, as of January 1, 2023. The rent expense associated with this lease was less than $1 million for the fiscal year ended January 1, 2023.

Ned-Soho House, LLP received management fees, development fees and cost reimbursements from The Ned totaling $4 million, $1 million, and $2 million during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively.

The Company received management fees from affiliates of the Company related to the operations of The Ned New York totaling $1 million in each case during the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. The Company received management fees from affiliates of the Company related to the operations of The Ned Doha totaling less than $1 million during the fiscal year ended January 1, 2023.

The Company received management fees under our hotel management contract for the operation of the LINE and Saguaro hotels from an affiliate of Yucaipa Companies LLC. These fees amounted to $8 million and $2 million during the fiscal years ended January 1, 2023 and January 2, 2022, respectively.

Fees from the provision of Soho House Design services were received from affiliates of the Company totaled $15 million and $1 million for the fiscal year ended January 1, 2023 and January 2, 2022, respectively. Costs from the provision of Soho House Design services were received from affiliates of the Company totaled $4 million and less than $1 million for the fiscal year ended January 1, 2023 and January 2, 2022, respectively.

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

23.
Subsequent Events

Shares Issued

During January 2023, the Company issued a total of 317,013 shares of Class A common stock as a result of RSU awards vesting.

Grant of Share Appreciation Rights

Membership Collective Group Inc.

Notes to Consolidated Financial Statements

January 1, 2023, January 2, 2022, and January 3, 2021

During January and February 2023, the Company granted to certain senior employees 3,113,109 SARs vesting over the next three years with an exercise price of $5.00.

Soho Works Limited Loan
In 2017, Soho Works Limited ("SWL") entered into a term loan facility agreement for a £40 million term loan facility. The SWL loan bears interest at 7% and originally matured on September 29, 2022. On March 3, 2023 this loan was extended and the maturity date is now September 29, 2024 after having previously been extended to September 29, 2023 by an amendment entered into on March 11, 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2023 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework.

Evaluation of Disclosure Controls and Procedures

Management have concluded that as of January 1, 2023 our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, management believes that our internal control over financial reporting was ineffective as of January 1, 2023 because of the identification of two material weaknesses identified in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements, including lease accounting; and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls, were either not designed and in place, or not operating effectively. As a result, adjustments to our financial reporting were identified and made during the course of the audit process.

As an ‘emerging growth company’ we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b)

Actions to address the material weaknesses in our internal control over financial reporting undertaken in fiscal 2022 are detailed below.

Remediation Status of our Material Weaknesses

The Company has developed and commenced implementation of a formal plan to remediate the identified material weaknesses, and continuously monitor progress within an internal control working group, comprised of senior representatives from the Company’s finance and IT teams and a third-party internal audit services provider. The Company also formally updates its Audit Committee on a quarterly basis with progress against the plan.

During the first quarter of fiscal 2022, the Company completed an initial control gap and design analysis (conducted by the third-party internal audit services provider), scoping and risk and control matrices over all material business and IT processes. During fiscal 2022, the Company has been conducting a program of internal control testing, supported by internal and external testing teams. Where controls were found not to be designed, implemented or operating effectively, the Company has implemented formal remediation plans and a program to subsequently re-test to validate effectiveness. Other remediation measures included hiring additional employees with significant GAAP knowledge and experience, hiring dedicated internal controls employees communicating roles and responsibilities to all personnel involved with or having an impact on the financial reporting function, providing the necessary training to personnel and building internal control knowledge and enhancing the Company's existing financial and operational systems.

As part of its internal control program, the Company’s IT team has invested in several new enterprise systems and is introducing processes to ensure appropriate control around user access and segregation of duties in the Company's teams. The implementation of these systems, though at an advanced stage, remains ongoing as of as of March 8, 2023.

While significant progress towards remediation of the material weaknesses has been made during fiscal 2022, a number of key internal control remediations will remain ongoing during fiscal 2023 and will require full re-testing to validate their effectiveness and support full remediation of our material weaknesses. Management is committed to implementing measures to help ensure the control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Changes in Internal Control over Financial Reporting

Other than the changes the Company has made to its internal control over financial reporting as a direct result of the implementation of the remediation plan described above, there were no other material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter ended January 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company is still finalizing the remediation of certain controls deemed to be ineffective and therefore there are likely to be further changes to the control environment as we continue to make progress in addressing material weaknesses and other deficiencies identified.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended January 1, 2023.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended January 1, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended January 1, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended January 1, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended January 1, 2023.

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
4.3

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report filed with the SEC on March 16, 2022).

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

10.13

Amendment to the £40 million Facility Agreement, dated March 11, 2022, between Soho Works Limited and the Issuers thereto, Mark Wadhwa, Timothy Joicey Robinson, Marshall Street Regeneration Limited, The Vinyl Factory Limited, Fineyork Limited, Brighton Seafront Regeneration Limited and Vinyl Factory Torstrasse 1 Berlin S.à.r.l (incorporated by reference to Exhibit 10.13 to the Company's Annual Report filed with the SEC on March 16, 2022).

10.14

Notes Subscription Request to the Notes Purchase Agreement, dated March 9, 2022, among Soho House Bond Limited, the subsidiary obligors party thereto and Global Loan Agency Services Limited, acting on behalf of the Lenders under the Revolving Credit Facility (incorporated by reference to Exhibit 10.14 to the Company's Annual Report filed with the SEC on March 16, 2022).

10.15

Amendment to Restricted Stock Award Agreement under the Membership Collective Group, Inc. 2021 Equity and Incentive Plan, dated as of September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 16, 2022).

10.16

Restricted Stock Unit Award Agreement, dated as of September 28, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 16, 2022).

10.17

Amendment to Restricted Stock Unit Award Agreement under the Membership Collective Group, Inc. 2021 Equity and Incentive Plan, dated as of September 28, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 16, 2022).

10.18

Consultancy Agreement between Soho House UK Limited and Martin Kuczmarski, dated as of September 28, 2022 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 16, 2022).

10.19

Soho House UK Limited and Martin Kuczmarski Settlement Deed. dated as of September 2022 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 16, 2022).

10.20

Amendment Letter Agreement dated as of November 10, 2022 among Soho House Bond Limited, the subsidiary obligors party thereto and Global Loan Agency Services Limited, acting on behalf of the Lenders under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022).

10.21*

Amendment to the £40 million Facility Agreement, dated March 3, 2023, between Soho Works Limited and the Issuers thereto, Mark Wadhwa, Timothy Joicey Robinson, Marshall Street Regeneration Limited, The Vinyl Factory Limited, Fineyork Limited, Brighton Seafront Regeneration Limited and Vinyl Factory Torstrasse 1 Berlin S.à.r.l.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
23.1*	Consent BDO LLP, independent registered public accounting firm
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Membership Collective Group Inc.

Date: March 8, 2023	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: March 8, 2023	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Andrew Carnie and Thomas Allen, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to file with the Securities and Exchange Commission this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer
/s/ Andrew Carnie	(Principal Executive Officer)	March 8, 2023
Andrew Carnie
Chief Financial Officer
/s/ Thomas Allen	(Principal Financial and Accounting Officer)	March 8, 2023
Thomas Allen

/s/ Ronald Burkle	Executive Chairman and Director	March 8, 2023
Ronald Burkle

/s/ Nick Jones	Founder and Director	March 8, 2023
Nick Jones

/s/ Nicole Avant	Director	March 8, 2023
Nicole Avant

/s/ Richard Caring	Director	March 8, 2023
Richard Caring

/s/ Alice Delahunt	Director	March 8, 2023
Alice Delahunt

/s/ Mark Ein	Director	March 8, 2023
Mark Ein

/s/ Joe Hage	Director	March 8, 2023
Joe Hage

/s/ Yusef D. Jackson	Director	March 8, 2023
Yusef D. Jackson

/s/ Ben Schwerin	Director	March 8, 2023
Ben Schwerin

/s/ Bippy Siegal	Director	March 8, 2023
Bippy Siegal

/s/ Her Excellency Sheikha Al Mayassa Bint Hamad Al-Thani	Director	March 8, 2023
Her Excellency Sheikha Al Mayassa Bint Hamad Al-Thani

/s/ Dasha Zhukova	Director	March 8, 2023
Dasha Zhukova