Form 10-Q
period 2023-04-02
Soho House & Co Inc.
filed 2023-05-12
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 001-40605

Soho House & Co Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3664553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Strand London, WC2R 1EA United Kingdom	WC2R 1EA
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 207 8512 300

Membership Collective Group Inc.

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SHCO	New York Stock Exchange

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

As of May 10, 2023, the registrant had 195,686,258 shares outstanding, comprised of 54,185,873 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

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

As used in this report, any reference to ‘Soho House & Co Inc.’, ‘Soho House & Co’, ‘SHCO,’ ‘our company,’ ‘the Company,’ ‘us,’ ‘we’ and ‘our’ refers to Soho House & Co Inc., together with its consolidated subsidiaries.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of April 2, 2023 (Unaudited) and January 1, 2023

	As of
(in thousands, except for par value and share data)	April 2, 2023	January 1, 2023
Assets
Current assets
Cash and cash equivalents	$153,820	$182,115
Restricted cash	8,400	7,928
Accounts receivable, net	44,460	42,215
Inventories	57,396	57,848
Prepaid expenses and other current assets	111,131	91,101
Total current assets	375,207	381,207
Property and equipment, net	644,743	647,001
Operating lease assets	1,118,819	1,085,579
Goodwill	202,316	199,646
Other intangible assets, net	127,164	125,968
Equity method investments	22,856	21,629
Deferred tax assets	301	295
Other non-current assets	5,147	6,571
Total non-current assets	2,121,346	2,086,689
Total assets	$2,496,553	$2,467,896
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$72,585	$80,741
Accrued liabilities	83,955	84,112
Current portion of deferred revenue	104,391	91,611
Indirect and employee taxes payable	34,262	38,088
Current portion of debt, net of debt issuance costs	26,130	25,617
Current portion of operating lease liabilities - sites trading less than one year	5,732	4,176
Current portion of operating lease liabilities - sites trading more than one year	37,518	35,436
Other current liabilities	33,519	36,019
Total current liabilities	398,092	395,800
Debt, net of current portion and debt issuance costs	591,340	579,904
Property mortgage loans, net of debt issuance costs	116,362	116,187
Operating lease liabilities, net of current portion - sites trading less than one year	193,236	227,158
Operating lease liabilities, net of current portion - sites trading more than one year	1,047,966	982,306
Finance lease liabilities	78,101	76,638
Financing obligation	76,358	76,239
Deferred revenue, net of current portion	26,861	27,118
Deferred tax liabilities	1,375	1,666
Other non-current liabilities	—	256
Total non-current liabilities	2,131,599	2,087,472
Total liabilities	2,529,691	2,483,272
Commitments and contingencies (Note 16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of April 2, 2023 (Unaudited) and January 1, 2023

	As of
(in thousands, except for par value and share data)	April 2, 2023	January 1, 2023
Shareholders’ equity
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 62,558,066 shares issued and 54,090,946 outstanding as of April 2, 2023 and 62,189,717 issued and 53,722,597 outstanding as of January 1, 2023; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of April 2, 2023 and January 1, 2023	2,041	2,037
Additional paid-in capital	1,218,759	1,213,086
Accumulated deficit	(1,258,364)	(1,242,412)
Accumulated other comprehensive income	47,828	54,853
Treasury stock, at cost; 8,467,120 shares as of April 2, 2023 and January 1, 2023	(50,000)	(50,000)
Total shareholders’ equity attributable to Soho House & Co Inc.	(39,736)	(22,436)
Noncontrolling interest	6,598	7,060
Total shareholders’ equity	(33,138)	(15,376)
Total liabilities and shareholders’ equity	$2,496,553	$2,467,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 Weeks Ended April 2, 2023 and April 3, 2022

	For the 13 Weeks Ended
(in thousands, except for per share data)	April 2, 2023	April 3, 2022
Revenues
Membership revenues	$83,248	$58,773
In-House revenues	116,078	87,755
Other revenues	55,883	45,480
Total revenues	255,209	192,008
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $14,323 and $13,715 for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively)	(143,972)	(109,995)
Other operating expenses (exclusive of depreciation and amortization of $6,715 and $9,116 for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively)	(56,381)	(47,633)
General and administrative expenses	(30,574)	(29,286)
Pre-opening expenses	(4,994)	(4,032)
Depreciation and amortization	(24,464)	(22,831)
Share-based compensation	(5,846)	(7,803)
Foreign exchange gain (loss), net	13,013	(17,074)
Other	(1,029)	(776)
Total operating expenses	(254,247)	(239,430)
Operating income (loss)	962	(47,422)
Other (expense) income
Interest expense, net	(18,701)	(15,717)
Gain on sale of property and other, net	681	1,663
Share of income of equity method investments	871	398
Total other expense, net	(17,149)	(13,656)
Income (loss) before income taxes	(16,187)	(61,078)
Income tax benefit	171	452
Net income (loss)	(16,016)	(60,626)
Net income (loss) attributable to noncontrolling interests	64	147
Net income (loss) attributable to Soho House & Co Inc.	$(15,952)	$(60,479)
Net income (loss) per share attributable to Class A and Class B common stock
Basic and diluted (Note 15)	$(0.08)	$(0.30)
Weighted average shares outstanding
Basic and diluted (Note 15)	195,422	202,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the 13 Weeks Ended April 2, 2023 and April 3, 2022

	For the 13 Weeks Ended
(in thousands)	April 2, 2023	April 3, 2022
Net income (loss)	$(16,016)	$(60,626)
Other comprehensive income
Foreign currency translation adjustment	(7,033)	11,131
Comprehensive income (loss)	(23,049)	(49,495)
Income (loss) attributable to noncontrolling interest	64	147
Foreign currency translation adjustment attributable to noncontrolling interest	8	79
Total comprehensive income (loss) attributable to Soho House & Co Inc.	$(22,977)	$(49,269)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 Weeks Ended April 3, 2022

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders’ Deficit
As of January 2, 2022	$2,025	$1,189,044	$(1,021,832)	$6,897	$—	$176,134	$6,058	$182,192
Net income (loss)	—	—	(60,479)	—	—	(60,479)	(147)	(60,626)
Purchase of noncontrolling interests in connection with the Soho Restaurants Acquisition (Note 3)	—	(1,884)	—	—	—	(1,884)	1,884	—
Shares repurchased (Note 15)	—	—	—	—	(2,611)	(2,611)	—	(2,611)
Non-cash share-based compensation (Note 14)	—	7,331	—	—	—	7,331	—	7,331
Net change in cumulative translation adjustment	—	—	—	11,210	—	11,210	(79)	11,131
As of April 3, 2022	$2,025	$1,194,491	$(1,082,311)	$18,107	$(2,611)	$129,701	$7,716	$137,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the 13 Weeks Ended April 2, 2023

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders’ Equity

As of January 1, 2023	$2,037	$1,213,086	$(1,242,412)	$54,853	$(50,000)	$(22,436)	$7,060	$(15,376)
Net income (loss)	—	—	(15,952)	—	—	(15,952)	(64)	(16,016)
Distributions to noncontrolling interests (Note 3)	—	—	—	—	—	—	(390)	(390)
Non-cash share-based compensation (Note 14)	4	5,673	—	—	—	5,677	—	5,677
Net change in cumulative translation adjustment	—	—	—	(7,025)	—	(7,025)	(8)	(7,033)
As of April 2, 2023	$2,041	$1,218,759	$(1,258,364)	$47,828	$(50,000)	$(39,736)	$6,598	$(33,138)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 13 Weeks Ended April 2, 2023 and April 3, 2022

	For the 13 Weeks Ended
(in thousands)	April 2, 2023	April 3, 2022
Cash flows from operating activities
Net income (loss)	$(16,016)	$(60,626)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	24,464	22,831
Non-cash share-based compensation (Note 14)	5,677	7,331
Deferred tax benefit	(683)	(895)
Gain on sale of property and other, net	(681)	(1,663)
Share of (income) loss of equity method investments	(871)	(398)
Amortization of debt issuance costs	762	1,148
PIK interest (settled), net of non-cash interest	9,073	6,977
Distributions from equity method investees	159	132
Foreign exchange (gain) loss, net	(13,013)	17,074
Changes in assets and liabilities:
Accounts receivable	(1,612)	(6,039)
Inventories	1,373	(7,058)
Operating leases, net	(1,125)	7,498
Other operating assets	(18,385)	(29,204)
Deferred revenue	297	7,859
Accounts payable and accrued and other liabilities	(1,907)	25,458
Net cash used in operating activities	(12,488)	(9,575)
Cash flows from investing activities
Purchase of property and equipment	(12,010)	(17,658)
Proceeds from sale of assets	978	665
Purchase of intangible assets	(4,674)	(5,185)
Net cash used in investing activities	(15,706)	(22,178)
Cash flows from financing activities
Repayment of borrowings (Note 12)	(202)	(425)
Proceeds from borrowings (Note 12)	—	103,650
Payments for debt issuance costs	—	(1,860)
Principal payments on finance leases	(39)	(127)
Principal payments on financing obligation	—	(376)
Distributions to noncontrolling interest	(390)	—
Purchase of treasury stock (Note 15)	—	(2,577)
Net cash (used in) provided by financing activities	(631)	98,285
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1,002	(2,192)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(27,823)	64,340
Cash, cash equivalents and restricted cash
Beginning of period	190,043	220,662
End of period	$162,220	$285,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 13 Weeks Ended April 2, 2023 and April 3, 2022

	For the 13 Weeks Ended
(in thousands)	April 2, 2023	April 3, 2022
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	153,820	277,196
Restricted cash in current assets	8,400	7,806
Cash, cash equivalents and restricted cash as of April 2, 2023 and April 3, 2022	$162,220	$285,002
Supplemental disclosures:
Cash paid for interest	$8,573	$7,828
Cash paid for income taxes	263	14
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	33,152	129,413
Acquisitions of property and equipment under finance leases	—	10,359
Accrued capital expenditures	15,354	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

1.
Nature of the Business

Soho House & Co Inc. is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the Soho House & Co Inc. platform to both work and socialize, to connect, create, have fun and drive a positive change. Our members engage with us through our global portfolio of 41 Soho Houses, 9 Soho Works Clubs, The Ned hotels, the LINE and Saguaro hotels in North America, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

On March 17, 2023, we filed with the Secretary of State of Delaware an amendment to our Certificate of Incorporation to change our corporate name from Membership Collective Group Inc. to Soho House & Co Inc., which became effective on March 20, 2023. In connection with our name change, our board of directors amended our bylaws to reflect the corporate name Soho House & Co Inc., also effective on March 20, 2023. No other changes were made to our bylaws. Prior to the change of our corporate name, our stock traded on the New York Stock Exchange under the ticker symbol “MCG”. From March 20, 2023, our common stock began trading on the New York Stock Exchange under the ticker symbol “SHCO”.

The consolidated entity presented is referred to herein as “Soho House & Co”, “SHCO”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The unaudited condensed consolidated financial statements include normal recurring adjustments, which in the opinion of management are necessary for the fair presentation of the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, of comprehensive loss, of changes in redeemable shares and shareholders’ equity (deficit), and of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended January 1, 2023.

The results of operations for the 13-week periods ended April 2, 2023 and April 3, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on previously reported net loss or cash flows, and no material impact on financial position.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU adds to US GAAP an impairment model (known as the current expected credit loss, or “CECL,” model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of the financial instrument. The Company adopted ASU 2016-13 effective January 2, 2023 and concluded that adoption of this standard update did not have a material impact on either the financial position, results of operations, cash flows, or related disclosures. There was no impact on beginning balance retained earnings upon adoption of this ASU.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the 13 weeks ended April 2, 2023, the Company incurred a consolidated net loss of $16 million. During the 13 weeks ended April 2, 2023, the

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

Company had a cash outflow from operations of $12 million. As of April 2, 2023, the Company had an accumulated deficit balance of $1,258 million, cash and cash equivalents of $154 million, and a restricted cash balance of $8 million.

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks ended April 2, 2023, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the timing of debt commitments within 12 months of the approval of these financial statements, and the continued availability of committed and accessible working capital to the Company.

We have considered current global economic and political uncertainties, specifically including inflationary pressures on consumables purchased and wages, and the Company has factored these in when it undertook an assessment of the cash flow forecasts covering a period of at least 12 months from the date these financial statements are issued. Cash flow forecasts have been prepared based on a range of scenarios including, but not limited to, no further debt or equity funding, repayment of existing short-term debt, macro-economic dynamics, cost reductions, both limited and extensive, and a combination of these different scenarios.

We believe that the completed working capital events, our projected cash flows and the actions available to management to further control expenditure (particularly in respect of timing of capital works and labor costs, as necessary, provide the Company with sufficient working capital (including cash and cash equivalents) to mitigate the impact of inflationary pressures and consumer confidences, subject to the following key factors:

•
the level of in-House sales activity (primarily sales of food and beverage) that, even after opening, may be subject to operational constraints connected with a re-emergence of any restrictions;
•
the continued high level of membership retention and renewals, with members continuing their current spending patterns; and

•
the implementation, and timely deployment, of cost containment and reductions measures that are aligned with the anticipated levels of capacity.

Furthermore, available cash as a result of completed financing events, includes the exercising of an option on March 9, 2022 for issued additional notes under the existing senior secured notes for $100 million and available additional liquidity, and access to an undrawn revolving credit facility of $87 million (see Note 12, Debt, for additional information). We also have refinanced our Soho Beach House Miami property mortgage, borrowing approximately $20 million of additional net funds (see Note 20, Subsequent Events, for additional information). This, together with the Company’s wider sufficient financial resources, an established business model, access to capital and the measures that have been put in place to control costs, mean that we believe that the Company is able to continue in operational existence, meet its liabilities as they fall due, operate within its existing facilities, and meet all of its covenant requirements for a period of at least 12 months from the date these financial statements are issued.

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks ended April 2, 2023.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

Comprehensive Loss

The entire balance of accumulated other comprehensive loss, net of income taxes, is related to the cumulative translation adjustment in each of the periods presented. The changes in the balance of accumulated other comprehensive income loss, net of income tax, are attributable solely to the net change in the cumulative translation adjustment in each of the periods presented.

3.
Acquisitions

Soho Restaurants Limited (previously known as Quentin Limited) Reorganization and Acquisition

In August 2020, the Company became the primary beneficiary of Quentin Limited (now known as Soho Restaurants Limited, “Soho Restaurants”) after a related party became the sole equity owner of Soho Restaurants following a reorganization of the entity. As a result, the Company began consolidating Soho Restaurants and applied the acquisition method of accounting at the date that it became the primary beneficiary as a result of this transaction. No consideration was paid by the Company in this transaction. Upon initial consolidation, the Company recognized $1 million of cash and cash equivalents, $5 million of net working capital liabilities, and $11 million of right-of-use assets and related lease liabilities. In addition, the Company recognized noncontrolling interest of $2 million. There were no material property, plant and equipment and no intangible assets recognized by the Company as a result of consolidating Soho Restaurants.

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

On March 29, 2022, the Company acquired all of the outstanding equity interests of Soho Restaurants for nominal consideration (the “Soho Restaurants Acquisition”) from Quentin Partners. Because the Company consolidated Soho Restaurants prior to the Soho Restaurants Acquisition, the Company accounted for the Soho Restaurants Acquisition as a transaction with a noncontrolling interest holder that did not result in a change of control. The Company derecognized a noncontrolling deficit of $2 million and recorded the difference between the fair value of consideration transferred to Quentin Partners and the carrying value of the noncontrolling interest as a reduction in additional paid-in capital (i.e., a deemed distribution in the absence of retained earnings). Following the Soho Restaurants Acquisition, the Company became the sole equity owner of Soho Restaurants.

Also on March 29, 2022, Soho Restaurants entered into a Trademark Assignment with Chick’n Limited, pursuant to which Soho Restaurants has agreed to transfer the rights to certain intangible assets to Chick’n Limited in exchange for three separate cash payments over a one-year period, commencing on March 29, 2022, totaling £1 million ($2 million), all of which was recognized in gain on sale of property and other, net in the consolidated statements of operations for the fiscal year ended January 1, 2023.

Soho Restaurants also entered into a royalty-free Product License Agreement with Chick’n Limited on March 29, 2022, pursuant to which Chick’n Limited has agreed to grant the Company a non-exclusive, royalty-free license to produce and sell certain burgers at certain Soho Restaurant properties for a term of two years. Other than with respect to this limited license, Soho Restaurants has no legal right to the product.

4.
Consolidated Variable Interest Entities

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”): Ned-Soho House, LLP and Soho Works Limited.

Prior to March 2022, Soho Restaurants was accounted for as a VIE and the Company was the primary beneficiary. Following the Soho Restaurants Acquisition described in Note 3, Acquisitions, the Company became the sole equity owner of Soho Restaurants, controls all voting rights and holds exposure to all of the economics of the entity as a result of Soho Restaurants being a wholly-owned subsidiary of the Company. Following the Soho Restaurants Acquisition, Soho Restaurants is no longer considered a VIE.

Ned-Soho House, LLP
The Ned-Soho House, LLP joint venture maintains a management agreement to operate The Ned Hotel in London, which is owned by unconsolidated related parties to the Company. Management fees are recognized in other revenues in the consolidated statements of operations. The Company has a higher economic interest in Ned-Soho House, LLP as compared to its related party venture partner and therefore the Company is determined to be the primary beneficiary.

Soho Works Limited
The Soho Works Limited (“SWL”) joint venture develops and operates Soho-branded, membership-based co-working spaces, with nine sites currently in

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

operation in the UK. The joint venture agreement relates to the UK only. The joint venture was formed on September 29, 2017 when the Company granted to two unrelated individuals an option to subscribe for 30% of the issued shares of SWL. The option has not yet been exercised and, consequently, the Company has 100% economic interest in SWL. Upon exercise of the option, the Company would have 70% economic interest in SWL. The options carry voting rights such that the Company and other joint venture partners each hold 50% of the voting rights in respect of shareholder resolutions and certain reserved matters as defined in the joint venture agreement. The Company is determined to be the primary beneficiary because it has the power to direct all significant activities of the joint venture.

The following table summarizes the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated balance sheets. The obligations of the consolidated VIEs are non-recourse to the Company, and the assets of the VIEs can be used only to settle those obligations.

	As of
(in thousands)	April 2, 2023	January 1, 2023
Cash and cash equivalents	$4,919	$7,941
Accounts receivable	388	1,823
Inventories	15	19
Prepaid expenses and other current assets	3,289	3,283
Total current assets	8,611	13,066
Property and equipment, net	31,667	32,288
Operating lease assets	103,048	99,717
Other intangible assets, net	288	284
Other non-current assets	185	181
Total assets	143,799	145,536
Accounts payable	381	337
Accrued liabilities	6,415	8,131
Indirect and employee taxes payable	276	1,548
Current portion of debt, net of debt issuance costs	25,105	24,612
Current portion of operating lease liabilities - sites trading more than one year	5,480	4,362
Other current liabilities	4,877	4,153
Total current liabilities	42,534	43,143
Operating lease liabilities, net of current portion - sites trading more than one year	117,080	115,182
Total liabilities	159,614	158,325
Net liabilities	$(15,815)	$(12,789)

5.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. There have been no changes in the Company’s equity method investment ownership interests in existing entities and no new equity method investments since January 1, 2023. Under applicable guidance for VIEs, the Company determined that its investments in Soho House Toronto Partnership (“Soho House Toronto”) and the entities comprising 56-60 Redchurch Street, London are VIEs. Soho House Toronto owns and operates a House located in Toronto, while 56-60 Redchurch Street, London provides additional members’ accommodation capacity for Shoreditch House in London.

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

The Company concluded that it is not the primary beneficiary of the Soho House Toronto or 56-60 Redchurch Street, London VIEs in any of the periods

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

presented, as its joint venture partners have the power to participate in making decisions related to the majority of significant activities of each investee. Accordingly, the Company concluded that application of the equity method of accounting is appropriate for these investees.

Summarized Financial Information

The following tables present summarized financial information for all unconsolidated equity method investees. The Company’s maximum exposure to losses related to its equity method investments is limited to its ownership interests as well as certain guarantees as described in Note 16, Commitments and Contingencies.

	For the 13 Weeks Ended
(in thousands)	April 2, 2023	April 3, 2022
Revenues	$11,244	$9,247
Operating income (loss)	2,592	(821)
Net income (loss) (1)	1,809	(51)

(1)
The net income / (loss) shown above relates entirely to continuing operations.

6.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across the Americas, Europe, and Asia, which includes 13 equipment leases. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25 year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of April 2, 2023, the Company recognized right-of-use assets and lease liabilities for 115 operating leases and 3 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

The maturity of the Company’s operating and finance lease liabilities as of April 2, 2023, is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2023	$104,784	$4,396
2024	143,036	5,889
2025	145,008	5,813
2026	145,877	5,813
2027	137,342	5,813
Thereafter	1,668,350	220,872
Total undiscounted lease payments	2,344,397	248,596
Present value adjustment	1,059,945	170,495
Total net lease liabilities	$1,284,452	$78,101

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Straight-line rent expense recognized as part of in-House operating expenses for operating leases was $36 million and $34 million for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

For the 13 weeks ended April 2, 2023 and April 3, 2022, the Company recognized amortization expense related to the right-of-use asset for finance leases of less than $1 million and less than $1 million, respectively, and interest expense related to finance leases of $1 million and $1 million, respectively. There were no material variable lease payments for finance leases for the 13 weeks ended April 2, 2023 and April 3, 2022.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 13 Weeks Ended
(in thousands)	April 2, 2023	April 3, 2022
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(34,141)	$(29,955)
Interest payments for finance leases	(1,365)	(1,208)
Cash flows from financing activities:
Principal payments for finance leases	$(39)	$(127)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$33,152	$129,413

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

The following summarizes additional information related to operating and finance leases:

	As of
	April 2, 2023	April 3, 2022
Weighted-average remaining lease term
Finance leases	43 years	43 years
Operating leases	16 years	18 years
Weighted-average discount rate
Finance leases	7.29%	7.00%
Operating leases	7.87%	8.10%

As of April 2, 2023, the Company has entered into 14 operating lease agreements that are signed but have not commenced. Of these, 11 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2023, 2024, and 2026. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2023, 2024, and 2026 will be $427 million, $251 million, and $754 million, respectively, with weighted-average expected lease terms of 23 years, 19 years, and 16 years for 2023, 2024, and 2026, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases signed but not commenced:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments
Remainder of 2023	$2,897
2024	13,181
2025	25,879
2026	67,594
2027	72,835
Thereafter	1,250,081
Total undiscounted lease payments expected for leases signed but not commenced	$1,432,467

7.
Revenue Recognition

Disaggregated revenue disclosures by reportable segments for the 13 weeks ended April 2, 2023 and April 3, 2022 are included in Note 18, Segments. Revenue from membership fees, legacy one-time registration fees, house introduction credits and build-out contracts are the only arrangements for which revenue is recognized over time.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending April 2, 2023.

(in thousands)	Next twelve months from April 2, 2023	Future periods
Membership and registration fees	$95,798	$26,861
Total future revenues	$95,798	$26,861

All consideration from contracts with customers is included in the amounts presented above.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	April 2, 2023	January 1, 2023
Contract receivables	$44,460	$42,215
Contract assets	4,611	9,344
Contract liabilities	153,522	130,975

Contract assets consist of accrued unbilled income related to build-out contracts and are recognized in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $26 million and $22 million during the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

8.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods which are externally sourced. Raw materials and service stock and supplies totaled $26 million and $19 million as of April 2, 2023 and January 1, 2023, respectively. Finished goods totaled $31 million and $39 million as of April 2, 2023 and January 1, 2023, respectively.

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	April 2, 2023	January 1, 2023
Amounts owed by equity method investees	$1,444	$1,492
Prepayments and accrued income	35,536	27,416
Contract assets	4,611	9,344
Other receivables	69,540	52,849
Total prepaid expenses and other current assets	$111,131	$91,101

9.
Property and Equipment, Net

Additions totaled $12 million and $22 million during the 13 weeks ended April 2, 2023 and April 3, 2022, respectively, and were primarily related to leasehold improvements and fixtures and fittings for existing sites.

10.
Goodwill

A summary of goodwill for each of the Company’s applicable reportable segments from January 1, 2023 to April 2, 2023 is as follows:

(in thousands)	UK	North America	Europe and RoW	Total
January 1, 2023	$89,975	$47,446	$62,225	$199,646
Foreign currency translation adjustment	1,799	—	871	2,670
April 2, 2023	$91,774	$47,446	$63,096	$202,316

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

11.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	April 2, 2023	January 1, 2023
Accrued interest	$543	$440
Hotel deposits	17,622	11,758
Trade and other accruals	65,790	71,914
Total accrued liabilities	$83,955	$84,112

12.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	April 2, 2023	January 1, 2023
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$582,365	$570,712
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2024 (see additional description below)	25,105	24,612
Other loans (see additional description below)	10,000	10,197
	617,470	605,521
Less: Current portion of long-term debt	(26,130)	(25,617)
Total long-term debt, net of current portion	$591,340	$579,904

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	April 2, 2023	January 1, 2023
Term loan, interest at 5.34%, maturing February 6, 2024	$54,696	$54,614
Mezzanine loan, interest at 7.25%, maturing February 6, 2024	61,666	61,573
Total property mortgage loans	$116,362	$116,187

The weighted-average interest rate on fixed rate borrowings was 8% as of April 2, 2023 and 8% as of April 3, 2022 and January 1, 2023. There were no outstanding floating rate borrowings as of April 2, 2023 or January 1, 2023.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On December 5, 2019, the Company entered into a £55 million ($72 million) floating rate revolving credit facility (the “Revolving Credit Facility”) with a maturity date of January 25, 2022. In April 2020, the Company secured an additional £20 million ($25 million) of liquidity under this facility and extended the maturity until January 2023. During the fiscal year ended January 2, 2022, the Company repaid the entire outstanding balance of the facility with proceeds from our initial public offering (the "IPO"). As of April 2, 2023 and January 1, 2023, £71 million ($87 million) is available to draw under this facility, with £4 million ($5 million) utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of less than $1 million and $1 million on this facility during the 13 weeks ended April 2, 2023 and April 3, 2022, respectively. On November 15, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the First Amended and Restated Revolving Facility Agreement (the "First Amendment"). The First Amendment amended the Revolving Credit Facility to, among other things, change the reference rate under the Revolving Credit Facility for borrowings denominated in pounds sterling from a LIBOR-based rate to a SONIA-based rate and to transition reporting from accounting principles generally accepted in the United Kingdom to US GAAP. The First Amendment also reset the Company's Consolidated EBITDA (as defined in the Revolving Credit Facility) test levels, scaling from zero at December 31, 2021 to £32 million ($39 million, if translated using the average exchange rate in effect during the fiscal year ended January 1, 2023) after June 30, 2022. On February 11, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company, entered into

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

the Second Amended and Restated Revolving Facility Agreement (the “Second Amendment”), which amends and restates the Revolving Credit Facility. The Second Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2023 to January 25, 2024. On November 10, 2022, Soho House Bond Limited, entered into the Third Amended and Restated Revolving Facility Agreement (the “Third Amendment”), which further amends and restates the Revolving Credit Facility. The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. As of April 2, 2023 the facility remains undrawn.

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures at the earliest of: (a) September 29, 2023; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the two individuals may determine in their sole discretion. During fiscal 2022, Soho Works Limited drew an additional £3 million ($3 million) under the facility. The carrying amount of the term loan was £20 million ($25 million) and £16 million ($21 million) as of April 2, 2023 and January 1, 2023, respectively. The Company incurred interest expense of $1 million and $1 million on this facility during the 13 weeks ended April 2, 2023 and April 3, 2022, respectively. On March 3, 2023, this loan was subsequently extended and the maturity date is now September 29, 2024 after having previously been extended to September 29, 2023 by an amendment entered into on March 11, 2022. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months).

In January 2018, the Company entered into leases in connection with its Greek Street properties. As part of these leases, the landlord has funded a principal amount of £5 million ($7 million), which represents costs paid directly by the landlord which will be repaid by the Company. Amounts funded by the landlord prior to the lease inception date were initially reflected as accrued liabilities and subsequently converted into long-term debt upon execution of the respective agreements. The Greek Street loans carry interest of 7.5%, are due for repayment in January 2028 and are unsecured. The Company incurred interest expense of less than $1 million during each of the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

On March 31, 2021, Soho House Bond Limited issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Additional Notes were issued for the full $100 million on March 9, 2022. The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $13 million and $10 million during the 13 weeks ended April 2, 2023 and April 3, 2022, respectively, related to the Senior Secured Notes. On November 15, 2021, Soho House Bond Limited entered into the First Amended and Restated Note Purchase Agreement (the "First Note Agreement"). The First Note Amendment amended the Notes Purchase Agreement to, among other things, transition reporting from accounting principles generally accepted in the United Kingdom to US GAAP.

On June 1, 2021, certain subsidiaries of the Company entered into a development funding agreement with Dorncroft Limited, the landlord of Soho Farmhouse. The agreement provided a commitment of up to £9 million ($12 million) for certain improvements at the Farmhouse property. Interest on the balance drawn under the agreement accrued at an annual rate of 7.9% per annum and was added to the loan principal balance. The facility expired on July 31, 2022, and the outstanding loan balance converted to a finance lease. The Company incurred interest expense of less than $1 million during the 13 weeks ended April 2, 2023.

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of April 2, 2023	Applicable interest rate as of April 2, 2023
Greek Street loan	£	January 2028	$3,368	7.5%
Compagnie de Phalsbourg credit facility	€	January 2025	5,620	7%
Greek government loan	€	July 2025	1,017	3.1%

Property Mortgage Loans

In February 2019, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 corporate acquisition of Soho Beach House Miami with a new term loan and mezzanine loan. The new term loan of $55 million and mezzanine loan of $62 million are secured on the

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

underlying property and operations of Soho Beach House Miami and are due in February 2024. The loans bear interest at 5.34% and 7.25%, respectively. The Company incurred interest expense of $2 million and $2 million on these facilities during the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

In May 2023, the Company refinanced the existing term loan and mezzanine loan as described above. The new loan matures in June 2033 and bears interest at 6.99% The Company has classified the property mortgage loan as non-current as of April 2, 2023 because the Company had the intent and ability to refinance the property mortgage loan originally due for repayment in February 2024. Refer to Note 20 Subsequent Events for further information on the refinancing of this loan agreement.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans as of April 2, 2023:

(in thousands)
Remainder of 2023	$658
2024	26,446
2025	751
2026	7,411
2027	591,062
Thereafter(1)	116,373
$742,701

(1) In May 2023, the Company refinanced the existing Soho Beach House Miami property mortgage loan. The future principal payments related to this loan reflect the new maturity date of June 1, 2033. Refer to Note 20 Subsequent Events for further information.

13.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of April 2, 2023 or January 1, 2023.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the debt as of April 2, 2023 and January 1, 2023 using a discounted cash flow analysis. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of April 2, 2023 and January 1, 2023.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2023 and thereafter:

(in thousands)	Carrying Value	Fair Value
April 2, 2023
Senior Secured Notes	$582,365	$561,183
Property mortgage loans	116,362	113,945
Other loans	10,000	9,495
	$708,727	$684,623

(in thousands)	Carrying Value	Fair Value
January 1, 2023
Senior Secured Notes	$570,712	$545,362
Property mortgage loans	116,187	113,066
Other loans	10,197	9,647
	$697,096	$668,075

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

14.
Share-Based Compensation

In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees. The awards are settled in SHHL ordinary D shares and the Company can grant up to 9,978,143 ordinary D shares of SHHL under the 2020 Plan. In connection with the IPO in July 2021, 25% of the outstanding awards accelerated in

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

accordance with the original plan and all of the outstanding awards were exchanged into awards that will be settled in Class A common stock of SHCO. As a result of the exchange, 7,127,246 SHHL SARs were converted into 6,023,369 SHCO SARs and 2,850,897 SHHL Growth Shares were converted into 781,731 SHCO restricted stock awards. The exchanged awards are subject to the same vesting conditions as the original awards. As of April 2, 2023 and January 1, 2023, there were 5,138,118 and 5,290,719 SARs outstanding under the 2020 Plan, respectively. As of both April 2, 2023 and January 1, 2023, there were 146,575 and 146,574 SHCO restricted stock awards outstanding under the 2020 Plan, respectively.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of nonqualified stock options, SARs, and RSUs or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available will increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022. As of April 2, 2023, there were 4,783,373 shares available for future awards. The Company granted 3,113,109 SARs under the 2021 Plan during the 13 weeks ended April 2, 2023. As of April 2, 2023, there were 3,031,240 SARs outstanding under the 2021 Plan. As of April 2, 2023 and January 1, 2023, there were 2,681,852 and 2,998,865 RSUs outstanding under the 2021 Plan, respectively.

In December 2022, the Company modified the exercise prices for the certain of the outstanding SARs to be $4.00 per share. As a result, the Company accounted for the modification as a Type I modification, resulting in $2.2 million of incremental fair value, of which $1.5 million was recorded immediately.

Share-based compensation during the 13 weeks ended April 2, 2023 and April 3, 2022 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended
(in thousands)	April 2, 2023	April 3, 2022
SARs	$3,578	$2,034
Restricted stock awards (Growth Shares)	432	655
RSUs	1,667	4,642
Employer-related payroll expense(1)	169	472
Share-based compensation expense, net of tax	$5,846	$7,803

(1)
Relates to employment related taxes, including employer national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

As of April 2, 2023, total compensation expense not yet recognized is as follows:

•
With respect to the unvested SARs issued under the 2020 and 2021 Plans, approximately $7 million, which is expected to be recognized over a weighted-average period of 1.42 years;
•
With respect to the unvested restricted stock awards (Growth Shares) issued under the 2020 Plan, approximately $1 million, which is expected to be recognized over a weighted-average period of less than one year; and
•
With respect to the unvested RSUs issued under the 2021 Plan, approximately $13 million, which is expected to be recognized over a weighted-average period of 2.14 years.

15.
Loss Per Share and Shareholders’ Equity

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

The tables below present changes in each class of the Company’s common stock, as applicable:

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 2, 2022	61,029,730	141,500,385
Shares repurchased	(324,972)	—
RSUs vested	506,990	—
As of April 3, 2022	61,211,748	141,500,385

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 1, 2023	53,722,597	141,500,385
Shares issued related to share-based compensation	368,349	—
As of April 2, 2023	54,090,946	141,500,385

Stock Repurchase Program

On March 18, 2022, the Company’s board of directors and a relevant sub-committee thereof authorized and approved a stock repurchase program for up to $50 million of the then outstanding shares of the Company’s Class A common stock. Under the stock repurchase program, the Company was authorized to repurchase from time to time shares of its outstanding Class A common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases depended on a variety of factors, including market conditions as well as corporate and regulatory considerations. Under the program, the repurchased shares were returned to the status of authorized, but unissued shares of common stock held in treasury at average cost. During the 13 weeks ended April 3, 2022, the Company repurchased a total of 324,972 shares of Class A common stock for $3 million, including commissions. The repurchase plan upper limit of $50 million was met in December 2022 and as such there were no further stock repurchases under the above plan subsequent to December 2022.

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

17.
Income Taxes

For the 13 weeks ended April 2, 2023, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet. The Company has generated incremental deferred tax assets relating to tax losses, share-based compensation, and excess interest of $1 million based on the results for the 13 weeks ended April 2, 2023. Full valuation allowances have been recorded against the incremental deferred tax assets recognized for tax losses, share-based compensation, and excess interest. The level of unrecognized tax benefits has increased by $7 million in the 13 weeks ended April 2, 2023. There is no impact on the Company’s effective tax rate for the 13 weeks ended April 2, 2023 as there is a corresponding reduction in the valuation allowance applied for the period.

The effective tax rate for the 13 weeks ended April 2, 2023 was 1.0%, compared to 0.74% for the 13 weeks ended April 3, 2022. The effective tax rate for the 13 weeks ended April 2, 2023 differs from the US statutory rate of 21% primarily due to a full valuation allowance being recorded against the tax losses and other deferred tax assets generated during the period then ended.

18.
Segments

The Company’s core operations comprise of Houses and restaurants across a number of territories, which are managed on a geographical basis. There is a segment managing director for each of North America, and the UK, Europe and Rest of the World (“RoW”) who is responsible for Houses, hotels and restaurants in that region. Each operating segment manager reports directly to the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer - Americas combined. In addition to Houses and restaurants, the Company offers other products and services, such as retail, home & beauty products and services, which comprise its Retail operating segment; access to Soho Works collaboration spaces across the UK and North America, which comprise its Soho Works operating segment; and memberships for people who live in cities where physical Houses do not exist, which comprise its Cities Without Houses operating segment. The Retail, Soho Works, and Cities Without Houses operating segments also have segment managers which report directly to the CODM and are managed separately from the Houses and hotels in each region.

The Company has identified the following three reportable segments:

•
UK,
•
North America, and
•
Europe and RoW.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

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

The following tables present disaggregated revenue for the 13 weeks ended April 2, 2023 and April 3, 2022 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

	For the 13 Weeks Ended April 2, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$41,543	$23,697	$10,312	$75,552	$10,797	$86,349
In-House revenues	52,052	41,420	27,178	120,650	—	120,650
Other revenues	18,706	15,269	1,117	35,092	24,362	59,454
Total segment revenue	112,301	80,386	38,607	231,294	35,159	266,453
Elimination of equity accounted revenue	(4,209)	(1,656)	(5,379)	(11,244)	—	(11,244)
Consolidated revenue	$108,092	$78,730	$33,228	$220,050	$35,159	$255,209

	For the 13 Weeks Ended April 3, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$29,292	$17,171	$6,974	$53,437	$7,858	$61,295
In-House revenues	41,067	38,038	11,908	91,013	—	91,013
Other revenues	15,571	12,271	648	28,490	20,457	48,947
Total segment revenue	85,930	67,480	19,530	172,940	28,315	201,255
Elimination of equity accounted revenue	(3,437)	(1,804)	(4,006)	(9,247)	—	(9,247)
Consolidated revenue	$82,493	$65,676	$15,524	$163,693	$28,315	$192,008

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

The following tables present the reconciliation of reportable segment adjusted EBITDA to total consolidated segment revenue and the reconciliation of net loss to adjusted EBITDA:

	For the 13 Weeks Ended April 2, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$108,092	$78,730	$33,228	$220,050	$35,159	$255,209
Total segment operating expenses	(83,172)	(63,284)	(33,394)	(179,850)	(38,663)	(218,513)
Share of equity method investments adjusted EBITDA	803	180	885	1,868	—	1,868
Reportable segments adjusted EBITDA	25,723	15,626	719	42,068	(3,504)	38,564
Unallocated corporate overhead						(10,125)
Consolidated adjusted EBITDA						28,439
Depreciation and amortization						(24,464)
Interest expense, net						(18,701)
Income tax benefit						171
Gain on sale of property and other, net						681
Share of income of equity method investments						871
Foreign exchange						13,013
Pre-opening expenses						(4,994)
Non-cash rent						(2,776)
Deferred registration fees, net						461
Share of equity method investments adjusted EBITDA						(1,868)
Share-based compensation expense						(5,846)
Other expenses, net						(1,003)
Net income (loss)						$(16,016)

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

	For 13 Weeks Ended April 3, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$82,493	$65,676	$15,524	$163,693	$28,315	$192,008
Total segment operating expenses	(63,512)	(52,225)	(20,856)	(136,593)	(33,971)	(170,564)
Share of equity method investments adjusted EBITDA	585	183	571	1,339	—	1,339
Reportable segments adjusted EBITDA	19,566	13,634	(4,761)	28,439	(5,656)	22,783
Unallocated corporate overhead						(10,869)
Consolidated adjusted EBITDA						11,914
Depreciation and amortization						(22,831)
Interest expense, net						(15,717)
Income tax benefit						452
Gain on sale of property and other, net						1,663
Share of income of equity method investments						398
Foreign exchange						(17,074)
Pre-opening expenses						(4,032)
Non-cash rent						(3,403)
Deferred registration fees, net						(2,389)
Share of equity method investments adjusted EBITDA						(1,339)
Share-based compensation expense						(7,803)
Other expenses, net(1)						(465)
Net income (loss)						$(60,626)

(1) Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

	For the 13 Weeks Ended
(in thousands)	April 2, 2023	April 3, 2022
Net income (loss)	$(16,016)	$(60,626)
Depreciation and amortization	24,464	22,831
Interest expense, net	18,701	15,717
Income tax benefit	(171)	(452)
EBITDA	26,978	(22,530)
Gain on sale of property and other, net	(681)	(1,663)
Share of income of equity method investments	(871)	(398)
Foreign exchange (gain) loss, net	(13,013)	17,074
Pre-opening expenses (1)	4,994	4,032
Non-cash rent	2,776	3,403
Deferred registration fees, net	(461)	2,389
Share of equity method investments adjusted EBITDA	1,868	1,339
Share-based compensation expense	5,846	7,803
Other expenses, net (2)	1,003	465
Adjusted EBITDA	$28,439	$11,914

(1)
The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.
(2)
Represents other items included in operating expenses, which are outside the normal scope of the Company’s ordinary activities or non-cash, including expenses incurred in respect of membership credits of less than $1 million and $1 million for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of April 2, 2023 and January 1, 2023. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	April 2, 2023	January 1, 2023
Long-lived assets by geography
North America	$902,492	$901,505
United Kingdom	512,805	509,221
Europe	312,977	297,247
Asia	58,144	46,236
Total long-lived assets	$1,786,418	$1,754,209

19.
Related Party Transactions

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	April 2, 2023	January 1, 2023
Soho House Toronto Partnership	$823	$1,015
Raycliff Red LLP	(4,505)	(4,169)
Mirador Barcel S.L.	(575)	(499)
Little Beach House Barcelona S.L.	(309)	(313)
Mimea XXI S.L.	621	477
	$(3,945)	$(3,489)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Through Soho Works 875 Washington, LLC, we are a party to a property lease agreement dated April 19, 2019 for 875 Washington Street, New York with 875 Washington Street Owner, LLC, an affiliate of Raycliff Capital, LLC controlled by a member of the SHCO board of directors. The hand over of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years until March 31, 2036, with further options to extend. The total operating lease right-of-use asset and liability associated with this property were $44 million and $56 million, respectively, as of April 2, 2023 and $44 million and $56 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $2 million and $2 million during the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 25 years until March 31, 2040. The operating right-of-use asset and liability associated with this lease are $17 million and $21 million as of April 2, 2023, respectively, and $17 million and $21 million as of January 1, 2023, respectively. Rent expense associated with this lease totaled $1 million and $1 million for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019 for 137 Ludlow Street, New York with 137 Ludlow Gardens, LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million, $15 million, respectively, as of April 2, 2023 and $9 million and $15 million, respectively, as of January 1, 2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

The Company leases the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The operating lease right-of-use asset and liability associated with this lease were $65 million and $69 million, respectively, as of April 2, 2023 and $65 million and $69 million, respectively, as of January 1, 2023. The rent expense associated with this lease totaled $1 million and $1 million for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of SHCO. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $22 million and $22 million, respectively, as of April 2, 2023 and $21 million and $22 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of The Yucaipa Companies LLC, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $7 million and $7 million, respectively, as

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 2, 2023 and January 1, 2023 and for the 13 Weeks Ended April 2, 2023 and April 3, 2022

of April 2, 2023, and $7 million and $7 million, respectively as of January 1,2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

The Company leases a property from GHPSI, LLC in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. GHPSI’s ultimate parent entity is GHREP, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $14 million and $14 million, respectively, as of April 2, 2023 and $14 million and $14 million, respectively, as of January 1, 2023. The rent expense associated with this lease was less than $1 million for the 13 weeks ended April 2, 2023.

The Company leases the Soho House Stockholm property located at Majorsgatan 5, Stockholm, Sweden from Majorsbolaget AB, an affiliate of The Yucaipa Companies LLC. This lease commenced on December 8, 2022. This lease runs for a term of 15 years. The operating lease right-of-use asset and liability associated with this lease were $28 million and $28 million, respectively, as of April 2, 2023 and $28 million and $28 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $1 million for the 13 weeks ended April 2, 2023.

Ned-Soho House, LLP received management fees, development fees and cost reimbursements from The Ned totaling less than $1 million and less than $1 million for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

The Company received management fees from an affiliate of The Yucaipa Companies LLC related to the operations of The Ned New York, which opened in June 2022, totaling less than $1 million for the 13 weeks ended April 2, 2023. The Company received management fees from affiliates of the Company related to the operations of The Ned Doha, which opened in November 2022, totaling less than $1 million for the 13 weeks ended April 2, 2023.

The Company received management fees under our hotel management contract for the operation of the LINE and Saguaro hotels from an affiliate of The Yucaipa Companies LLC. These fees amounted to $2 million and $2 million for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively.

Fees from the provision of Soho House Design services were received from affiliates of the Company totaled less than $1 million and less than $1 million for the 13 weeks ended April 2, 2023 and April 3, 2022, respectively. Costs incurred on behalf of affiliates of the Company in connection to the provision of Soho House Design services totaled less than $1 million and less than $1 million for the 13 weeks ended April 2, 2023 and April 3, 2022.

As of April 2, 2023, the Company is owed $11 million, classified as other receivables within the prepaid expenses and other current assets financial statement line item, from the affiliates of The Yucaipa Companies LLC in respect of certain reimbursable payments for Houses that are under development.
20.
Subsequent Events

Shares Issued

During April 2023, the Company issued a total of 94,927 shares of Class A common stock as a result of RSU awards scheduled vesting and SARs being exercised.

Miami Property Mortgage Loan

In May 2023, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 corporate acquisition of Soho Beach House Miami (the "Property") with a new $140 million loan agreement with JP Morgan Chase Bank, National Association and Citi Real Estate Funding Inc. The loan is secured with a recorded and insured first priority mortgage on the Property and first priority security interests in all collateral related to the Property. The loan matures in June 2033 and bears interest at 6.99%. The Company is subject to all customary loan agreement covenants, in addition to covenants relating to continuous operation of the Property at the same standard as it is operated at the time of closing and maintenance of the trademarks related to the Property. There is a covenant restricting transfer of the Company and Property except as otherwise permitted under the Agreement. The Company has classified the $116 million property mortgage loan as non-current as of April 2, 2023 because the Company had the intent and ability, as demonstrated via subsequently entering into the loan agreement described above, to refinance the property mortgage loan originally due for repayment in February 2024, which, prior to refinance described above, was less than 12 months from the balance sheet date. The excess proceeds of c.$20 million will be used for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

Overview

Our Membership Platform

Soho House & Co is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the Soho House & Co platform to both work and socialize, to connect, create, have fun and drive a positive change. On March 17, 2023, we changed our corporate name from Membership Collective Group Inc. to Soho House & Co Inc., which became effective on March 20, 2023. Prior to the change of our corporate name, our stock traded on the New York Stock Exchange under the ticker symbol “MCG”. From March 20, 2023, our common stock began trading on the New York Stock Exchange under the ticker symbol “SHCO”.

We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 28 years, we have significantly expanded our membership expertise and diversified our offerings—both physically and digitally. As of April 2, 2023, we have approximately 238,000 members (including approximately 168,700 Soho House members) who engage with us through our global portfolio of 41 Soho Houses, 9 Soho Works, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and the LINE and Saguaro hotels in North America also form part of Soho House & Co's wider portfolio.

Our central pillar is Soho House, which drives the majority of our membership and revenue today. A Soho House membership offers access to a network of distinctive and carefully curated Houses, across North America, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including the Soho House App and our website. Our vision for the Soho House App has always been for it to be like having a House in your pocket. It’s our central destination for members to make bookings, invite guests, make payments, and connect with each other. Annually, we host thousands of member events worldwide, spanning film, fashion, art, food and drink, well-being, work and music—and help our members forge connections to bring them closer together.

Our membership expertise, honed through the growth of Soho House, has led to our evolution into the Soho House & Co, a home to numerous memberships including Cities Without Houses, Soho Works, Soho Friends and Ned’s Club. By designing, curating and growing our membership offering, our membership platform can respond to shifting lifestyle trends and the evolution of our members’ needs. Our memberships work together, allowing us to reach new audiences with a set of interconnected offerings.

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

The demand for our membership is also demonstrated by our large and growing global wait list, which as of April 2, 2023 stands at over 89,000. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

Membership Revenues are comprised of annual membership fees and one-time initial registration fees paid by members. In-House Revenues include all revenues realized within our Houses, including food and beverage, accommodation, and spa products and treatments. Other Revenues include all revenues not realized within our Houses, including Scorpios, Soho Works and stand-alone restaurants, design and procurement fees from SHD and Soho Home among others. We view Membership Revenues and In-House Revenues as interrelated, insofar as although there is no minimum spend for any member on our In-House offerings that generate In-House Revenues. In practice the significant majority of In-House Revenues are generated by our members, and the pricing of our In-House offerings reflects that accordingly, with pricing of such In-House offerings being identical for both members and non-members.

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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a new US Every House annual membership fee of approximately $4,500, providing access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (26 years old and younger) and “Millennials” (27- to 42-year-olds) constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenue

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as Cities Without Houses (“CWH”), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including Copenhagen, Denmark (July 2022), Stockholm, Sweden (December 2022) and Bangkok, Thailand (February 2023). As of April 2, 2023, we have over 7,400 CWH members across 76 cities.

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of approximately $130. We offer access to physical spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of April 2, 2023, we had over 62,900 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

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

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of April 2, 2023, we had 6,364 members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership fee ranges from $400 to $750 per month, depending on membership type.

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

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader group of professional people. As of April 2, 2023, Ned’s Club London has approximately 3,100 members. In June 2022, The Ned NoMad in New York opened which covers 117,000 sq ft and includes a Ned’s Club, Cecconi's restaurant, as well as 167 bedrooms. As of April 2, 2023, The Ned NoMad has approximately 1,500 members. The Ned in Doha opened in November 2022, which as of April 2, 2023 had over 400 members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

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

Our business and future performance is also affected by a variety of factors, including:

•
The ability to grow our member base: Long-term member growth is a direct driver of Membership Revenue growth and an important factor in In-House Revenue growth. The impact of long-term member growth on Membership Revenues can be particularly impactful to our earnings given the lower direct expenses associated with incremental Membership Revenues relative to our other revenue streams.

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

Key Performance and Operating Metrics Evaluated by Management

In assessing the performance of our business, we consider a variety of operating and financial measures. These key measures include:

NUMBER OF SOHO HOUSES. The number of Soho Houses reflects the total number of Soho Houses in operation in any period, irrespective of whether each House is (i) controlled by us, (ii) operated through a noncontrolling interest in a joint venture or (iii) through a management contract.

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

KEY PERFORMANCE AND OPERATING METRICS

	As of
	April 2, 2023	April 3, 2022
Number of Soho Houses	41	35
North America	14	12
United Kingdom	13	12
Europe/RoW	14	11
Number of Soho House Members	168,685	130,919
North America	61,885	48,953
United Kingdom	63,285	51,280
Europe/RoW	36,031	25,478
All Other	7,484	5,208
Number of Other Members	69,276	41,008
North America	18,894	10,686
United Kingdom	41,756	25,991
Europe/RoW	8,626	4,331
Number of Active App Users	175,323	123,733

	For the 13 Weeks Ended		For the 13 Weeks Ended
	April 2, 2023	April 3, 2022	April 2, 2023	April 3, 2022
	Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)
Operating income (loss)	$962	$(47,422)	$962	$(43,568)
Operating margin	0%	(25)%	0%	(25)%
House-Level Contribution	46,718	29,746	46,718	27,329
House-Level Contribution Margin	24%	21%	24%	21%
Other Contribution	8,138	4,634	8,138	4,257
Other Contribution Margin	13%	9%	13%	9%
Adjusted EBITDA	20,127	2,330	20,127	2,141
Percentage of total revenues	8%	—	8%	—

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 weeks ended April 2, 2023 and April 3, 2022

The following table summarizes our results of operations for the 13 weeks ended April 2, 2023 and April 3, 2022 (in thousands, except percentages):

	For the 13 Weeks Ended
	April 2, 2023	April 3, 2022		April 3, 2022 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$83,248	$58,773	42%	$53,997	54%
In-House revenues	116,078	87,755	32%	80,623	44%
Other revenues	55,883	45,480	23%	41,784	34%
Total revenues	255,209	192,008	33%	176,404	45%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(143,972)	(109,995)	(31)%	(101,056)	(42)%
Other operating expenses (exclusive of depreciation and amortization)	(56,381)	(47,633)	(18)%	(43,762)	(29)%
General and administrative expenses	(30,574)	(29,286)	(4)%	(26,906)	(14)%
Pre-opening expenses	(4,994)	(4,032)	(24)%	(3,704)	(35)%
Depreciation and amortization	(24,464)	(22,831)	(7)%	(20,976)	(17)%
Share-based compensation	(5,846)	(7,803)	25%	(7,169)	18%
Foreign exchange gain (loss), net	13,013	(17,074)	n/m	(15,686)	n/m
Other	(1,029)	(776)	(33)%	(713)	(44)%
Total operating expenses	(254,247)	(239,430)	(6)%	(219,972)	(16)%
Operating income (loss)	962	(47,422)	n/m	(43,568)	n/m
Other (expense) income
Interest expense, net	(18,701)	(15,717)	(19)%	(14,440)	(30)%
Gain on sale of property and other, net	681	1,663	(59)%	1,528	(55)%
Share of income of equity method investments	871	398	n/m	366	n/m
Total other expense, net	(17,149)	(13,656)	(26)%	(12,546)	(37)%
Income (loss) before income taxes	(16,187)	(61,078)	73%	(56,114)	71%
Income tax benefit	171	452	(62)%	415	(59)%
Net income (loss)	(16,016)	(60,626)	74%	(55,699)	71%
Net income (loss) attributable to noncontrolling interest	64	147	(56)%	135	(53)%
Net income (loss) attributable to Soho House & Co Inc.	$(15,952)	$(60,479)	74%	$(55,564)	71%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$255,209	$192,008	33%	45%
North America	108,092	82,493	31%	31%
United Kingdom	78,730	65,676	20%	30%
Europe/RoW	33,228	15,524	n/m	n/m
All Other	35,159	28,315	24%	35%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$83,248	$58,773	42%	54%
North America	39,994	28,016	43%	43%
United Kingdom	23,697	17,171	38%	50%
Europe/RoW	8,813	5,728	54%	67%
All Other	10,744	7,858	37%	49%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 42% to $83,248 for the 13 weeks ended April 2, 2023. This increase was predominantly driven by an additional 32,300 Adult Paying members at the end of the first quarter of fiscal 2023 versus the comparative period, an increase of 31%. Additionally, the Soho House Every House membership fee was increased at the start of fiscal 2022 which impacted existing Every House members on their renewal date throughout fiscal 2022. This increased Membership Revenue as compared to the first quarter in fiscal 2022 driven by membership renewals which took place following this period as these and are now at a higher price point in the first quarter of fiscal 2023 versus the comparative period..

All Soho House Adult paying fees were increased in January 2023 also, with in general a mid single-digit price rise for existing members and a low double-digit increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date, and did not have had a significant material impact at the end of first quarter fiscal 2023.

There was also an increase in Non-House Membership revenues of $1,849, following the increase in the number of Soho Friends and Soho Works, with 28,000 additional members in comparison to the end of the first quarter of fiscal 2022.

North America segment saw an increase in revenues of $11,978 or 43% due to an additional 11,451, or 28% increase in Adult Paying Soho House members year-over-year, with the opening of Holloway House, Los Angeles (May 2022) and Little Pool House, Miami (December 2022), respectively, as well as growth across all existing Houses. The impact of the 2022 Every House membership fee increase as noted above also contributed to the increase in Membership revenues year-over-year.

Our United Kingdom segment Non-House Membership revenues saw an increase in Membership revenues of $6,526 or 38% due to an additional 11,253, or 25% Adult Paying Soho House members, driven by growth in existing Houses and the opening of Soho House Balham in third quarter fiscal 2022, coupled with the impact of the 2022 Every House membership fee increase as noted above. In constant currency, Membership revenues in the United Kingdom segment increased by $7,921, or 50%.

The Europe/RoW segment saw an increase in Membership revenues of $3,085 or 54% due to a 55% increase in Adult paying members, predominantly from the opening of two new Houses in the second half of fiscal 2022; Copenhagen (July 2022) and Stockholm (December 2022), and the opening of Soho House Bangkok in February 2023, as well as the revenue impact of the 2022 Every House membership fee increase as noted above. In constant currency, Membership revenues in the Europe/ROW segment increased by $3,551, or 67%.

All Other saw an increase in Membership revenues predominantly driven by almost 2,000 or 42% more CWH Adult Paying members as well as over 28,000 additional Non-House members in comparison to the first quarter of fiscal 2022. In constant currency, All Other Membership revenues increased $3,525, or 49%.

In constant currency, Membership revenues increased by $29,252, or 54%.

In-House Revenues

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$116,078	$87,755	32%	44%
North America	51,361	40,569	27%	27%
United Kingdom	41,420	38,038	9%	19%
Europe/RoW	23,297	9,148	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $116,078 for the 13 weeks ended April 2, 2023, an increase of $28,323 versus the comparative period in 2022. The increase was driven by higher sales volumes year-over-year, given lower footfall in the comparative period the impact of the Omicron variant of COVID-19 at the start of fiscal 2022, particularly in Amsterdam, Berlin and Hong Kong where government related restrictions were still in place at the time. In addition to this, In-House revenues have been further boosted by the six new Houses opened since first quarter fiscal 2022, as well as select price increases across our In-House offerings since first quarter 2022.

Our North America segment saw an increase in In-House revenues versus the comparative quarter as sales were still partially impacted by Omicron uncertainty at the start of fiscal 2022, particularly at our New York sites. We have seen higher sales volume in first quarter fiscal 2022 coupled with select price increases resulting in an increase in In-House revenues year-on-year. Additionally, the opening of Holloway House (May 2022) has further boosted In-House revenues and Little Beach House Malibu was shut for almost seven weeks in the comparative quarter following a fire at the site.

In-House revenues in our United Kingdom segment increased by $3,382 versus first quarter 2022 driven by the opening of Little House Balham, London (July 2022), increase sales volumes from higher footfall due to the effects of the Omicron variant in the comparative quarter and selective price increases. In constant currency, In-House Revenues in the United Kingdom segment increased by $6,473, or 19%

The Europe/ROW segment saw significant increase of In-House revenues year-over-year following the removal of COVID-19 related restrictions across Europe and Hong Kong which were still prevalent in the first quarter of fiscal 2022, as well as revenues from new openings, including Soho House Copenhagen (July 2022), Soho House Stockholm (December 2022) and Soho House Bangkok (February 2023). In addition to this, during the first quarter of fiscal 2023 we recognized approximately $1,800 from the Dutch government related to COVID-19 subsidies which we only became eligible for in the current quarter following completion of the application process, and approximately $1,100 settlement to recover costs incurred on behalf of a former development partner in connection to an upcoming European House opening. In constant currency, In-House Revenues in the Europe/ROW segment increased by $14,892.

In constant currency, In-House Revenues increased by $35,454 or 44%.

Other Revenues

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$55,883	$45,480	23%	34%
North America	16,791	13,908	21%	21%
United Kingdom	13,613	10,467	30%	42%
Europe/RoW	1,117	648	72%	88%
All Other	24,362	20,457	19%	30%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $55,883 for the 13 weeks ended April 2, 2023, compared to $45,480 for the 13 weeks ended April 3, 2022, an increase of $10,403. The increase is predominantly driven additional revenues from sites that have opened since the end of the comparative quarter, including Ned Doha, Ned NoMad, New York and Cecconi's Bicester, Oxfordshire. This is coupled with an increase in Soho Home revenues and growth in management fees from Soho House Mumbai and Soho House Istanbul, as well as increased partnerships revenue year-on-year.

Other revenues in North America segment have increased $2,883 or 21% versus first quarter fiscal 2022 predominantly driven by additional revenues related to the management fees from Ned NoMad, New York which opened in June 2022 and revenues from the Willows Inn, Palm Springs which the Company started operating in September 2022.

The United Kingdom segment saw an increase in Other revenues of $3,146 or 30% versus first quarter fiscal 2022 predominantly driven by additional revenues from Cecconi's Bicester, Oxfordshire which opened in November 2022, and a 14% increase in revenue year-on-year at Dean Street Townhouse.

Other revenues in Europe/ROW segment have increased compared to first quarter fiscal 2022 due to additional management fees from Soho House Mumbai and Soho House Istanbul year-on-year, as well as management fees from the Ned Doha which opened in November 2022. In constant currency, Other Revenues in the Europe/ROW segment increase by $522, or 88%.

Other revenues in All Other have increased due to increased revenues from our Soho Home offering due to the opening of two additional sites in London (June 2022) and Los Angeles (August 2022), as well as an increase of 75% year-on-year in online sales. This increase was partially offset by the permanent closure of all but one of our Soho Restaurants sites at the start of fiscal 2023.

In constant currency, Other revenues have increased by $14,100 or 34%.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(143,972)	$(109,995)	(31)%	(42)%
Percentage of total House revenues	(76)%	(79)%
Operating income (loss)	$962	$(47,422)	n/m	n/m
Operating margin	0%	(25)%
House-Level Contribution	$46,718	$29,746	57%	71%
House-Level Contribution Margin	24%	21%	3%
House-Level Contribution by segment:
North America	$27,943	$20,374	37%	37%
United Kingdom	14,782	11,953	24%	35%
Europe/RoW	1,514	(3,657)	n/m	n/m
All Other	2,479	1,076	n/m	n/m
House-Level Contribution Margin by segment:
North America	31%	30%
United Kingdom	23%	22%
Europe/RoW	5%	(25)%
All Other	77%	64%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $143,972 for the 13 weeks ended April 2, 2023, an increase of $33,977 compared to the 13 weeks ended April 3, 2022. The increase is a result of the six new Houses opened since first quarter 2022 and the removal of COVID-19 related restrictions that were still having an impact on trade levels especially in Europe and Hong Kong in first quarter 2022. The increase year-on-year was also driven by wage inflation and retention initiatives across all regions in the second half of fiscal 2022, as well as energy increases in the United Kingdom, the cost of which has doubled at our Houses versus the comparative quarter. In constant currency, In-House Operating Expenses increased by $42,916.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $46,718 for the 13 weeks ended April 2, 2023, compared to $29,746 for the 13 weeks ended April 3, 2022, an increase of $16,972. The increase in House-Level Contribution predominantly relates to increased Soho House membership revenues year-over year as well the improvement in trading conditions especially in Europe and Hong Kong year-on-year, meaning greater contribution from these sites.

House-Level Contribution Margin was 24% for the 13 weeks ended April 2, 2023, increased by 3% from the prior period due to increased membership revenues prior period as well as the grant received from the Dutch government related to COVID-19 subsidies which we only became eligible for in the current quarter following completion of the application process, and proceeds from a settlement agreement from a developer in relation to an upcoming Europe House.

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(56,381)	$(47,633)	(18)%	(29)%
Percentage of total other revenues	(87)%	(91)%
Operating income (loss)	$962	$(47,422)	n/m	n/m
Operating margin	0%	(25)%
Other Contribution	$8,138	$4,634	76%	91%
Other Contribution Margin	13%	9%	4%
Other Contribution by segment:
North America	$3,729	$3,307	13%	13%
United Kingdom	4,840	2,205	n/m	n/m
Europe/RoW	(627)	72	n/m	n/m
All Other	196	(950)	n/m	n/m
Other Contribution Margin by segment:
North America	22%	23%
United Kingdom	34%	20%
Europe/RoW	(48)%	10%
All Other	1%	(4)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $56,381 for the 13 weeks ended April 2, 2023, compared with $47,633 for the 13 weeks ended April 3, 2022, an increase of $8,748, or 18%. The increase year-on-year is predominantly driven by new restaurant and hotel sites in the UK and North America as well as increased trade volumes in Soho Home, following the opening of two additional retail sites and 75% increase in online sales year-on-year. In constant currency, Other Operating Expenses increased $12,619, or 29%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $8,138 for the 13 weeks ended April 2, 2023, compared to $4,634 for the comparative period, an increase of $3,504. Other Contribution Margin was 13% for the 13 weeks ended April 2, 2023, an increase of 4% compared to the prior period. The increase in both absolute Other Contribution and Margin is predominantly driven by higher Non-House Membership Revenues year-on-year due to an additional 28,000 Non-House members, as well as increase year-on-year of high margin revenue streams, including partnerships and management fees from our Ned and Soho House management contracts.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$30,574	$29,286	4%	14%
Percentage of total revenues	12%	15%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $30,574 for the 13 weeks ended April 2, 2023, compared with $29,286 for the 13 weeks ended April 3, 2022, an increase of $1,288, or 4%. The increase was primarily driven by cost and headcount to support business expansion, including the six new Soho Houses opened since the comparative period, offset by initiatives to streamline support functions including digital, communications and content towards the end of fiscal 2022, as well as favorable foreign exchange movements year-over-year.

In constant currency, General and Administrative Expenses increased by $3,668, or 14%.

Pre-Opening Expenses

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$4,994	$4,032	24%	35%
Percentage of total revenues	2%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-Opening expenses were $4,994 for the 13 weeks ended April 2, 2023, driven by the opening of Soho House Bangkok during the current quarter as well as costs associated with future House openings. This is compared to $4,032 for the 13 weeks ended April 3, 2022, with the increase year-on-year driven predominantly by the characteristics of fiscal 2023 Houses openings in comparison to fiscal 2022, including size and location.

In constant currency, Pre-Opening expenses increased by $1,290, or 35%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$24,464	$22,831	7%	17%
Percentage of total revenues	10%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization was $24,464 for the 13 weeks ended April 2, 2023, an increase of $1,633, or 7%, from the 13 weeks ended April 3, 2022. This increase was primarily driven by the five new Soho Houses that opened after first quarter 2022 as well as Soho House Bangkok which opened mid first quarter 2023. In constant currency, depreciation and amortization expenses increased by $3,488, or 17%.

Other Expenses

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$5,846	$7,803	(25)%	(18)%
Percentage of total revenues	2%	4%
Foreign exchange (gain) loss, net	$(13,013)	$17,074	n/m	n/m
Percentage of total revenues	(5)%	9%
Other	$1,029	$776	33%	44%
Percentage of total revenues	0%	0%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $1,957 to $5,846 for the 13 weeks ended April 2, 2023, primarily driven by relatively short vesting RSUs that vested in the first quarter of fiscal 2022 (impact of $3,195) and the lack of vesting of the RSU and Growth Share awards to our former Chief Operating Officer who departed the Company in Q4 2022 (impact of $700). There was no equivalent grant or vest in Q1 2023. This was partially offset by new grants of SARs and the continued impact of the Q4 2022 repricing of previously granted SARs (total impact of $1,500) as well as the grant and vesting impact of RSU awards to senior leaders (impact of $500).

Foreign exchange, net which is unrealized and non-cash in nature, moved from a $17,074 loss to a gain of $13,013 for the 13 weeks ended April 2, 2023, primarily driven by foreign exchange revaluation of our borrowings. Decreased foreign exchange volatility during the period has contributed to this movement in foreign exchange.

Other expenses has remained materially in line with 13 weeks ended April 3, 2022 decreasing by $253 to $1,029 for the 13 weeks ended April 2, 2023,

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$18,701	$15,717	19%	30%
Percentage of total revenues	7%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $18,701 for the 13 weeks ended April 2, 2023, an increase of $2,984, or 19%, on the comparative period in 2022. This increase is primarily due to the incremental interest expense incurred following issuance of $100 million additional notes in March 2022 under the Goldman Sachs Senior Secured Note facility. In constant currency, net interest increased by $4,261, or 30%.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	April 2, 2023	April 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$20,127	$2,330	n/m	n/m
Percentage of total revenues	8%	$-
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $20,127 for the 13 weeks ended April 2, 2023, in comparison to $2,330 for the 13 weeks ended April 3, 2022, an increase of $17,797. The increase is driven by higher membership revenues from both Soho House and Non-House members versus the comparative period as well as increased operations following the removal of COVID-19 related restrictions especially in Europe and Hong Kong in comparison the comparative quarter. Additionally, the Company recognized a Dutch government grant related to COVID-19 subsidies which we only became eligible for in the current quarter following completion of the application process, and a settlement to recoup costs we have incurred from a former development partner in relation to an upcoming European House opening. These were partially offset by an increase in General and Administrative and Operating expenses year-over-year. In constant currency, Adjusted EBITDA increased by $17,986 compared to the comparative period in fiscal 2022.

Non-GAAP Financial Measures

For the 13 weeks ended April 2, 2023 and April 3, 2022

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	April 2, 2023 Actuals	April 3, 2022 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$(16,016)	$(60,626)	74%	71%
Depreciation and amortization	24,464	22,831	7%	17%
Interest expense, net	18,701	15,717	19%	30%
Income tax benefit	(171)	(452)	62%	59%
EBITDA	26,978	(22,530)	n/m	n/m
Gain on sale of property and other, net	(681)	(1,663)	59%	55%
Share of income of equity method investments	(871)	(398)	n/m	n/m
Foreign exchange (gain) loss, net⁽²⁾	(13,013)	17,074	n/m	n/m
Share of equity method investments adjusted EBITDA	1,868	1,339	40%	52%
Share-based compensation expense⁽²⁾	5,846	7,803	(25)%	(18)%
Membership credits expense⁽³⁾	—	705	n/m	n/m
Adjusted EBITDA	$20,127	$2,330	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended April 2, 2023 and April 3, 2022 - Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
Beginning on March 14, 2020, due to the COVID-19 pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 13 Weeks Ended
	April 2, 2023	April 3, 2022	Change %	April 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$962	$(47,422)	n/m	$(43,568)	n/m
General and administrative	30,574	29,286	4%	26,906	14%
Pre-opening expenses	4,994	4,032	24%	3,704	35%
Depreciation and amortization	24,464	22,831	7%	20,976	17%
Share-based compensation	5,846	7,803	(25)%	7,169	(18)%
Foreign exchange (gain) loss, net	(13,013)	17,074	n/m	15,686	n/m
Other	1,029	776	33%	713	44%
Non-House membership revenues	(8,636)	(6,787)	(27)%	(6,235)	(39)%
Other revenues	(55,883)	(45,480)	(23)%	(41,784)	(34)%
Other operating expenses	56,381	47,633	18%	43,762	29%
House-Level Contribution	$46,718	$29,746	57%	$27,329	71%
Operating margin	0%	(25)%		(25)%
House-Level Contribution Margin	24%	21%		21%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	April 2, 2023	April 3, 2022	Change %	April 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$83,248	$58,773	42%	$53,997	54%
Less: Non-House membership revenues	(8,636)	(6,787)	(27)%	(6,235)	(39)%
Add: In-House revenues	116,078	87,755	32%	80,623	44%
Total House revenues	190,690	139,741	36%	128,385	49%
Less: in-House operating expenses	143,972	109,995	31%	101,056	42%
House-Level Contribution	$46,718	$29,746	57%	$27,329	71%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	April 2, 2023	April 3, 2022	Change %	April 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$962	$(47,422)	n/m	$(43,568)	n/m
General and administrative	30,574	29,286	4%	26,906	14%
Pre-opening expenses	4,994	4,032	24%	3,704	35%
Depreciation and amortization	24,464	22,831	7%	20,976	17%
Share-based compensation	5,846	7,803	(25)%	7,169	(18)%
Foreign exchange (gain) loss, net	(13,013)	17,074	n/m	15,686	n/m
Other	1,029	776	33%	713	44%
House membership revenues	(74,612)	(51,986)	(44)%	(47,762)	(56)%
In-House revenues	(116,078)	(87,755)	(32)%	(80,623)	(44)%
In-House operating expenses	143,972	109,995	31%	101,056	42%
Total Other Contribution	$8,138	$4,634	76%	$4,257	91%
Operating margin	0%	(25)%		(25)%
Other Contribution Margin	13%	9%		9%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	April 2, 2023	April 3, 2022	Change %	April 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$8,636	$6,787	27%	$6,235	39%
Add: other revenues	55,883	45,480	23%	41,784	34%
Less: other operating expenses	56,381	47,633	18%	43,762	29%
Other Contribution	$8,138	$4,634	76%	$4,257	91%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of April 2, 2023, we maintained a cash and cash equivalents balance of $154 million and a restricted cash balance of $8 million.

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

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 13 Weeks Ended
	April 2, 2023	April 3, 2022
	(Unaudited, dollar amounts in thousands)
Net cash (used in) generated by
Net cash used in operating activities	$(12,488)	$(9,575)
Net cash used in investing activities	(15,706)	(22,178)
Net cash (used in) provided by financing activities	(631)	98,285
Effect of exchange rates on cash and cash equivalents	1,002	(2,192)
Net (decrease) increase in cash and cash equivalents	$(27,823)	$64,340

Net Cash Used in Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 13 weeks ended April 2, 2023, we had a $12,488 outflow of cash from operating activities, which includes a net loss of $16,016, depreciation and amortization of $24,464, and an unfavorable net working capital change of $21,359.

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

For the 13 weeks ended April 2, 2023, we had a $15,706 outflow of cash from investing activities, primarily due to purchases of property and equipment of $12,010 and purchases of intangible assets of $4,674.

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

For the 13 weeks ended April 2, 2023, we had a $631 outflow of cash from financing activities, primarily due to distributions to noncontrolling interest.

For the 13 weeks ended April 3, 2022, we had a $98,285 inflow of cash from financing activities, primarily due to the proceeds from borrowings of $103,650 principally related to the issuance of the Goldman Sachs Senior Secured Note Purchase Agreement Additional Notes on March 9, 2022. Refer to Note 12 - Debt in this Quarterly Report on Form 10-Q for additional information.

Cash Requirements from Contractual and Other Obligations

As of April 2, 2023, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

Foreign Exchange Risk

We principally operate in the UK and North America, although we have significant operations in Europe. Therefore, we are exposed to reporting foreign exchange risk in Pound sterling and Euros.

We have not, to date, used any material financial instruments to mitigate our foreign exchange risk. The directors and management will keep this situation under review. As income is received and suppliers paid in respect of the UK and European operation in Pound sterling or Euros, respectively, this acts as a natural hedge against foreign exchange risk.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $14 million lower and approximately $14 million higher, respectively, and Net Loss would have been approximately $2 million lower and approximately $2 million higher, respectively, for the 13 weeks ended April 2, 2023.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $3 million higher and approximately $2 million lower, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 13 weeks ended April 2, 2023.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of April 2, 2023, we had $154 million in cash and cash equivalents on the balance sheet and £70.8m undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of April 2, 2023 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in our Annual Report in Form 10-K for the fiscal year ended January 1, 2023, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of January 1, 2023, because of the identification of two material weaknesses identified in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles (“GAAP”) and with our financial reporting requirements, including lease accounting; and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls, were either not designed and in place, or not operating effectively. As a result, adjustments to our financial reporting were identified and made during the course of the audit process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 13 weeks ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in section “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our Annual Report on Form 10-K. The risks described in our Annual Report Form 10-K are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Certificate of Amendment and Restated Certificate of Incorporation of Soho House & Co Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2023).

3.2	Amended and Restated Bylaws of Soho House & Co Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2023).
10.1*	Loan agreement dated May 11, 2023 between Beach House Owner, LLC and JP Morgan Chase Bank, National Association and Citi Real Estate Funding Inc
10.2*	Revised Service Agreement dated May 12, 2023 between Nick Jones and Soho House UK Limited
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soho House & Co Inc.

Date: May 12, 2023	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: May 12, 2023	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer