Form 10-Q
period 2023-07-02
Soho House & Co Inc.
filed 2023-08-11
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2023

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

As of August 9, 2023, the registrant had 196,565,676 shares outstanding, comprised of 55,065,291 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of July 2, 2023 (Unaudited) and January 1, 2023

	As of
(in thousands, except for par value and share data)	July 2, 2023	January 1, 2023
Assets
Current assets
Cash and cash equivalents	$129,285	$182,115
Restricted cash	48,108	7,928
Accounts receivable, net	55,649	42,215
Inventories	65,843	57,848
Prepaid expenses and other current assets	119,990	91,101
Total current assets	418,875	381,207
Property and equipment, net	649,139	647,001
Operating lease assets	1,123,060	1,085,579
Goodwill	205,323	199,646
Other intangible assets, net	128,255	125,968
Equity method investments	25,260	21,629
Deferred tax assets	481	295
Other non-current assets	5,455	6,571
Total non-current assets	2,136,973	2,086,689
Total assets	$2,555,848	$2,467,896
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$75,200	$80,741
Accrued liabilities	98,236	84,112
Current portion of deferred revenue	114,289	91,611
Indirect and employee taxes payable	34,376	38,088
Current portion of debt, net of debt issuance costs	26,901	25,617
Current portion of operating lease liabilities - sites trading less than one year	4,233	4,176
Current portion of operating lease liabilities - sites trading more than one year	40,647	35,436
Other current liabilities	35,279	36,019
Total current liabilities	429,161	395,800
Debt, net of current portion and debt issuance costs	603,433	579,904
Property mortgage loans, net of debt issuance costs	137,220	116,187
Operating lease liabilities, net of current portion - sites trading less than one year	181,145	227,158
Operating lease liabilities, net of current portion - sites trading more than one year	1,066,271	982,306
Finance lease liabilities	80,308	76,638
Financing obligation	76,444	76,239
Deferred revenue, net of current portion	26,668	27,118
Deferred tax liabilities	1,001	1,666
Other non-current liabilities	—	256
Total non-current liabilities	2,172,490	2,087,472
Total liabilities	2,601,651	2,483,272
Commitments and contingencies (Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of July 2, 2023 (Unaudited) and January 1, 2023

	As of
(in thousands, except for par value and share data)	July 2, 2023	January 1, 2023
Shareholders’ equity
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 62,894,630 shares issued and 54,427,510 outstanding as of July 2, 2023 and 62,189,717 issued and 53,722,597 outstanding as of January 1, 2023; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of July 2, 2023 and January 1, 2023	2,044	2,037
Additional paid-in capital	1,224,137	1,213,086
Accumulated deficit	(1,261,008)	(1,242,412)
Accumulated other comprehensive income	31,887	54,853
Treasury stock, at cost; 8,467,120 shares as of July 2, 2023 and January 1, 2023	(50,000)	(50,000)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(52,940)	(22,436)
Noncontrolling interest	7,137	7,060
Total shareholders’ deficit	(45,803)	(15,376)
Total liabilities and shareholders’ equity	$2,555,848	$2,467,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands except for per share data)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenues
Membership revenues	$89,193	$65,889	$172,441	$124,662
In-House revenues	125,480	109,685	241,558	197,440
Other revenues	74,250	68,196	130,133	113,676
Total revenues	288,923	243,770	544,132	435,778
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $12,903 and $14,136 for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and of $27,226 and $27,851 for the 26 weeks ended July 2, 2023 and July 3, 2022, respectively)	(152,353)	(131,673)	(296,325)	(241,668)
Other operating expenses (exclusive of depreciation and amortization of $7,259 and $8,552 for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and of $13,974 and $17,668 for the 26 weeks ended July 2, 2023 and July 3, 2022, respectively)	(66,226)	(62,758)	(122,607)	(110,391)
General and administrative expenses	(37,243)	(26,647)	(67,817)	(55,933)
Pre-opening expenses	(4,206)	(3,741)	(9,200)	(7,773)
Depreciation and amortization	(25,249)	(22,688)	(49,713)	(45,519)
Share-based compensation	(5,657)	(4,274)	(11,503)	(12,077)
Foreign exchange gain (loss), net	21,584	(57,176)	34,597	(74,250)
Other, net	21	(301)	(1,008)	(1,077)
Total operating expenses	(269,329)	(309,258)	(523,576)	(548,688)
Operating income (loss)	19,594	(65,488)	20,556	(112,910)
Other (expense) income
Interest expense, net	(22,027)	(18,778)	(40,728)	(34,495)
(Loss) gain on sale of property and other, net	(92)	(122)	589	1,541
Share of income of equity method investments	1,587	1,342	2,458	1,740
Total other expense, net	(20,532)	(17,558)	(37,681)	(31,214)
Income (loss) before income taxes	(938)	(83,046)	(17,125)	(144,124)
Income tax expense	(1,349)	(509)	(1,178)	(57)
Net income (loss)	(2,287)	(83,555)	(18,303)	(144,181)
Net income (loss) attributable to noncontrolling interests	(357)	1,596	(293)	1,743
Net income (loss) attributable to Soho House & Co Inc.	$(2,644)	$(81,959)	$(18,596)	$(142,438)
Net income (loss) per share attributable to Class A and Class B common stock
Basic and diluted (Note 14)	$(0.01)	$(0.41)	$(0.10)	$(0.71)
Weighted average shares outstanding:
Basic and diluted (Note 14)	195,662	201,204	195,542	201,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss)	$(2,287)	$(83,555)	$(18,303)	$(144,181)
Other comprehensive income
Foreign currency translation adjustment	(15,759)	37,434	(22,792)	48,565
Comprehensive income (loss)	(18,046)	(46,121)	(41,095)	(95,616)
Income (loss) attributable to noncontrolling interests	(357)	1,596	(293)	1,743
Foreign currency translation adjustment attributable to noncontrolling interests	(182)	341	(174)	420
Total comprehensive income (loss) attributable to Soho House & Co Inc.	$(18,585)	$(44,184)	$(41,562)	$(93,453)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the 13 weeks and 26 weeks ended July 3, 2022

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders’ Equity
As of January 2, 2022	$2,025	$1,189,044	$(1,021,832)	$6,897	$—	$176,134	$6,058	$182,192
Net income (loss)	—	—	(60,479)	—	—	(60,479)	(147)	(60,626)
Purchase of noncontrolling interests in connection with the Soho Restaurants Acquisition	—	(1,884)	—	—	—	(1,884)	1,884	—
Shares repurchased (Note 14)	—	—	—	—	(2,611)	(2,611)	—	(2,611)
Non-cash share-based compensation (Note 13)	—	7,331	—	—	—	7,331	—	7,331
Net change in cumulative translation adjustment	—	—	—	11,210	—	11,210	(79)	11,131
As of April 3, 2022	$2,025	$1,194,491	$(1,082,311)	$18,107	$(2,611)	$129,701	$7,716	$137,417
Net income (loss)	—	—	(81,959)	—	—	(81,959)	(1,596)	(83,555)
Distributions to noncontrolling interests	—	—	—	—	—	—	(364)	(364)
Shares repurchased (Note 14)	—	—	—	—	(16,897)	(16,897)	—	(16,897)
Non-cash share-based compensation (Note 13)	—	4,274	—	—	—	4,274	—	4,274
Additional IPO costs	—	(269)	—	—	—	(269)	—	(269)
Net change in cumulative translation adjustment	—	—	—	37,775	—	37,775	(341)	37,434
As of July 3, 2022	$2,025	$1,198,496	$(1,164,270)	$55,882	$(19,508)	$72,625	$5,415	$78,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks and 26 weeks ended July 2, 2023

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders’ Deficit

As of January 1, 2023	$2,037	$1,213,086	$(1,242,412)	$54,853	$(50,000)	$(22,436)	$7,060	$(15,376)
Net income (loss)	—	—	(15,952)	—	—	(15,952)	(64)	(16,016)
Distributions to noncontrolling interests	—	—	—	—	—	—	(390)	(390)
Non-cash share-based compensation (Note 13)	4	5,673	—	—	—	5,677	—	5,677
Net change in cumulative translation adjustment	—	—	—	(7,025)	—	(7,025)	(8)	(7,033)
As of April 2, 2023	$2,041	$1,218,759	$(1,258,364)	$47,828	$(50,000)	$(39,736)	$6,598	$(33,138)
Net income (loss)	—	—	(2,644)	—	—	(2,644)	357	(2,287)
Non-cash share-based compensation (Note 13)	3	5,378	—	—	—	5,381	—	5,381
Net change in cumulative translation adjustment	—	—	—	(15,941)	—	(15,941)	182	(15,759)
As of July 2, 2023	$2,044	$1,224,137	$(1,261,008)	$31,887	$(50,000)	$(52,940)	$7,137	$(45,803)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 26 weeks ended July 2, 2023 and July 3, 2022

	For the 26 Weeks Ended
(in thousands)	July 2, 2023	July 3, 2022
Cash flows from operating activities
Net income (loss)	$(18,303)	$(144,181)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	49,713	45,519
Non-cash share-based compensation (Note 13)	11,058	11,605
Deferred tax benefit	(836)	(560)
Gain on sale of property and other, net	(589)	(1,541)
Share of (income) loss of equity method investments	(2,458)	(1,740)
Amortization of debt issuance costs	1,461	2,344
Loss on debt extinguishment	3,278	—
PIK interest (settled), net of non-cash interest	18,450	16,886
Distributions from equity method investees	209	573
Foreign exchange (gain) loss, net	(34,597)	74,250
Changes in assets and liabilities:
Accounts receivable	(11,849)	(17,610)
Inventories	(5,688)	(20,229)
Operating leases, net	(2,428)	16,608
Other operating assets	(24,770)	(41,249)
Deferred revenue	11,920	21,724
Accounts payable and accrued and other liabilities	13,710	51,262
Net cash provided by operating activities	8,281	13,661
Cash flows from investing activities
Purchase of property and equipment	(33,313)	(33,799)
Proceeds from sale of assets	1,362	665
Purchase of intangible assets	(8,823)	(11,112)
Net cash used in investing activities	(40,774)	(44,246)
Cash flows from financing activities
Repayment of borrowings (Note 11)	(117,202)	(540)
Payment for debt extinguishment costs (Note 11)	(1,686)	—
Issuance of related party loans	—	3,217
Proceeds from borrowings (Note 11)	140,000	104,829
Payments for debt issuance costs	(2,822)	(1,860)
Principal payments on finance leases	(134)	(137)
Principal payments on financing obligation	—	(779)
Distributions to noncontrolling interests	(390)	(364)
Purchase of treasury stock (Note 14)	—	(19,508)
Additional IPO costs	—	(269)
Net cash provided by financing activities	17,766	84,589
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2,077	(8,340)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(12,650)	45,664
Cash, cash equivalents and restricted cash
Beginning of period	190,043	220,662
End of period	$177,393	$266,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 26 weeks ended July 2, 2023 and July 3, 2022

	For the 26 Weeks Ended
(in thousands)	July 2, 2023	July 3, 2022
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	129,285	259,065
Restricted cash (Note 11)	48,108	7,261
Cash, cash equivalents and restricted cash as of July 2, 2023 and July 3, 2022	$177,393	$266,326
Supplemental disclosures:
Cash paid for interest	$15,889	$15,016
Cash paid for income taxes	1,511	139
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	41,852	85,215
Accrued capital expenditures	10,814	10,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

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

The results of operations for the 13- and 26-week periods ended July 2, 2023 and July 3, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The unaudited condensed consolidated statement of operations for the 13 weeks and 26 weeks ended July 3, 2022 include the correction of an error related to the Company’s unaudited condensed consolidated financial statements as of and for the 13 weeks ended April 3, 2022 ("Q1 2022"), and the consolidated financial statements as of and for the 52 weeks ended January 2, 2022 ("Fiscal 2021"), 53 weeks ended January 3, 2021 ("Fiscal 2020"), and 52 weeks ended December 29, 2019 ("Fiscal 2019"). The error relates to the correction of the estimation of the historical operating lease liabilities which resulted in the overstatement of operating lease expenses with a cumulative impact of $6 million for the 13 weeks ended April 3, 2022. The correction of this cumulative error is presented within In-House operating expenses in the unaudited condensed consolidated statement of operations for the 13 weeks and 26 weeks ended July 3, 2022.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU adds to US GAAP an impairment model (known as the current expected credit loss, or “CECL” model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in the more timely recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of the financial instrument. The Company adopted ASU 2016-13 effective January 2, 2023 and concluded that adoption of this standard update did not have a material impact on either the financial position, results of operations, cash flows, or related disclosures. There was no impact on beginning balance retained earnings upon adoption of this ASU.

Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for at least a period of 12 months after the

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022 date these financial statements are issued, and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have experienced net losses and, whilst the business has generated positive cash flows from operations during the 26 weeks ended July 2, 2023, there have been significant cash outflows over the past years primarily driven by investments in developing and opening new Houses. During the 13 weeks and 26 weeks ended July 2, 2023, the Company incurred a consolidated net loss of $2 million and $18 million, respectively. During the 26 weeks ended July 2, 2023, the Company had positive cash flow from operations of $8 million. As of July 2, 2023, the Company had an accumulated deficit of $1,261 million, cash and cash equivalents of $129 million, and restricted cash of $48 million.

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks and 26 weeks ended July 2, 2023, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the timing of debt commitments within 12 months of the approval of these financial statements, and the continued availability of committed and accessible working capital to the Company.

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

•
the level of In-House sales activity (primarily sales of food and beverage);
•
the continued high level of membership retention and renewals, with members continuing their current spending patterns; and
•
the implementation, and timely deployment, of cost containment and reductions measures that are aligned with the anticipated levels of capacity.

Furthermore, available cash as a result of completed financing events, includes the exercising of an option in March 2022 for issued additional notes under the existing senior secured notes for $100 million and available additional liquidity, and access to an undrawn revolving credit facility of $90 million (see Note 11, Debt, for additional information). In May 2023, we have also refinanced our Soho Beach House Miami property mortgage, borrowing approximately $20 million of additional net funds (see Note 11, Debt, for additional information). This, together with the Company’s wider sufficient financial resources, an established business model, access to capital and the measures that have been put in place to control costs, mean that we believe that the Company is able to continue in operational existence, meet its liabilities as they fall due, operate within its existing facilities, and meet all of its covenant requirements for a period of at least 12 months from the date these financial statements are issued.

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks and 26 weeks ended July 2, 2023.

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

Soho Works Limited
The Soho Works Limited (“SWL”) joint venture develops and operates Soho-branded, membership-based co-working spaces, with nine sites currently in operation in the UK. The joint venture agreement relates to the UK only. The joint venture was formed on September 29, 2017, when the Company granted to two unrelated individuals an option to subscribe for 30% of the issued shares of SWL. The option has not yet been exercised and, consequently, the Company has 100% economic interest in SWL. Upon exercise of the option, the Company would have 70% economic interest in SWL. The options carry voting rights such that the Company and other joint venture partners each hold 50% of the voting rights in respect of shareholder resolutions and certain reserved matters as defined in the joint venture agreement. The Company is determined to be the

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022 primary beneficiary because it has the power to direct all significant activities of the joint venture.

The following table summarizes the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated balance sheets. The obligations of the consolidated VIEs are non-recourse to the Company, and the assets of the VIEs can be used only to settle those obligations.

	As of
(in thousands)	July 2, 2023	January 1, 2023
Cash and cash equivalents	$6,504	$7,941
Accounts receivable	638	1,823
Inventories	48	19
Prepaid expenses and other current assets	3,064	3,283
Total current assets	10,254	13,066
Property and equipment, net	31,926	32,288
Operating lease assets	105,058	99,717
Other intangible assets, net	407	284
Other non-current assets	5,211	181
Total assets	152,856	145,536
Accounts payable	427	337
Accrued liabilities	6,268	8,131
Indirect and employee taxes payable	743	1,548
Current portion of debt, net of debt issuance costs	25,845	24,612
Current portion of operating lease liabilities - sites trading more than one year	5,990	4,362
Other current liabilities	5,237	4,153
Total current liabilities	44,510	43,143
Operating lease liabilities, net of current portion - sites trading more than one year	119,171	115,182
Total liabilities	163,681	158,325
Net liabilities	$(10,825)	$(12,789)

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

Summarized Financial Information

The following tables present summarized financial information for all unconsolidated equity method investees. The Company’s maximum exposure to losses related to its equity method investments is limited to its ownership interests.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Revenues	$14,233	$12,671	$25,477	$21,918
Operating income (loss)	4,865	5,645	7,457	4,824
Net income (loss)(1)	3,702	2,866	5,511	2,815

(1)
The net income (loss) shown above relates entirely to continuing operations.
5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across the Americas, Europe, and Asia, which includes 13 equipment leases. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25-year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of July 2, 2023, the Company recognized right-of-use assets and lease liabilities for 118 operating leases and 3 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

The maturity of the Company’s operating and finance lease liabilities as of July 2, 2023 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2023	$70,513	$2,992
2024	145,521	6,021
2025	147,401	6,061
2026	148,243	5,984
2027	139,669	5,984
Thereafter	1,686,517	227,388
Total undiscounted lease payments	2,337,864	254,430
Present value adjustment	(1,045,568)	(174,122)
Total net lease liabilities	$1,292,296	$80,308

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Straight-line rent expense recognized as part of In-House operating expenses for operating leases was $37 million and $31 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $73 million and $65 million for the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

For the 13 weeks ended July 2, 2023 and July 3, 2022, the Company recognized amortization expense related to the right-of-use asset for finance leases of less than $1 million and less than $1 million, respectively, and interest expense related to finance leases of $1 million and $1 million, respectively. There were no material variable lease payments for finance leases for the 13 weeks ended July 2, 2023 and July 3, 2022.

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

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

	For the 26 Weeks Ended
(in thousands)	July 2, 2023	July 3, 2022
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(69,301)	$(56,266)
Interest payments for finance leases	(2,764)	(2,336)
Cash flows from financing activities:
Principal payments for finance leases	$(134)	$(137)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$41,852	$85,215

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

The following summarizes additional information related to operating and finance leases:

	As of
	July 2, 2023	July 3, 2022
Weighted-average remaining lease term
Finance leases	43 years	43 years
Operating leases	16 years	17 years
Weighted-average discount rate
Finance leases	7.29%	7.00%
Operating leases	7.87%	8.16%

As of July 2, 2023, the Company has entered into 15 operating lease agreements that are signed but have not commenced. Of these, 11 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2023, 2024, and 2026. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2023, 2024, and 2026 will be $426 million, $253 million, and $920 million, respectively, with weighted-average expected lease terms of 22 years, 20 years, and 18 years for leases commencing in fiscal years ended 2023, 2024, and 2026, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases signed but not commenced:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments
Remainder of 2023	$1,144
2024	10,601
2025	24,640
2026	66,373
2027	74,720
Thereafter	1,421,343
Total undiscounted lease payments expected for leases signed but not commenced	$1,598,821

6.
Revenue Recognition

Disaggregated revenue disclosures by reportable segments for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022 are included in Note 17, Segments. Revenue from membership fees, legacy one-time registration fees, house introduction credits and build-out contracts are the only arrangements for which revenue is recognized over time.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending July 2, 2023.

(in thousands)	Next twelve months from July 2, 2023	Future periods
Membership and registration fees	$96,730	$26,668
Total future revenues	$96,730	$26,668

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	July 2, 2023	January 1, 2023
Contract receivables	$55,649	$42,215
Contract assets	8,473	9,344
Contract liabilities	157,098	130,975

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

Contract assets consist of accrued unbilled income related to build-out contracts and are recognized in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $39 million and $24 million during the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $65 million and $43 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods which are externally sourced. Raw materials and service stock and supplies totaled $26 million and $19 million as of July 2, 2023 and January 1, 2023, respectively. Finished goods totaled $39 million and $39 million as of July 2, 2023 and January 1, 2023, respectively.

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	July 2, 2023	January 1, 2023
Amounts owed by equity method investees	$1,530	$1,492
Prepayments and accrued income	57,794	27,416
Contract assets	8,473	9,344
Other receivables	52,193	52,849
Total prepaid expenses and other current assets	$119,990	$91,101

8.
Property and Equipment, Net

Additions totaled $17 million and $16 million during the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $29 million and $38 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively, and were primarily related to leasehold improvements and fixtures and fittings for existing sites and sites under development.

9.
Goodwill

A summary of goodwill for each of the Company’s applicable reportable segments from January 1, 2023 to July 2, 2023 is as follows:

(in thousands)	UK	North America	Europe and RoW	Total
January 1, 2023	$89,975	$47,446	$62,225	$199,646
Foreign currency translation adjustment	4,506	—	1,171	5,677
July 2, 2023	$94,481	$47,446	$63,396	$205,323

10.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	July 2, 2023	January 1, 2023
Accrued interest	$1,661	$440
Hotel deposits	16,141	11,758
Trade, capital and other accruals	80,434	71,914
Total accrued liabilities	$98,236	$84,112

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

11.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	July 2, 2023	January 1, 2023
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$594,523	$570,712
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2024 (see additional description below)	25,845	24,612
Other loans (see additional description below)	9,966	10,197
	630,334	605,521
Less: Current portion of long-term debt	(26,901)	(25,617)
Total long-term debt, net of current portion	$603,433	$579,904

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	July 2, 2023	January 1, 2023
Term loan, interest at 5.34%, maturing February 6, 2024	$—	$54,614
Mezzanine loan, interest at 7.25%, maturing February 6, 2024	—	61,573
Term loan, interest at 6.99%, maturing June 1, 2033	137,220	—
Total property mortgage loans	$137,220	$116,187

The weighted-average interest rate on fixed rate borrowings was 8% as of July 2, 2023 and 8% as of January 1, 2023. There were no outstanding floating rate borrowings as of July 2, 2023 or as of January 1, 2023.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On December 5, 2019, the Company entered into a £55 million ($72 million) floating rate revolving credit facility (the “Revolving Credit Facility”) with a maturity date of January 25, 2022. In April 2020, the Company secured an additional £20 million ($25 million) of liquidity under this facility and extended the maturity until January 2023. During the fiscal year ended January 2, 2022, the Company repaid the entire outstanding balance of the facility with proceeds from our initial public offering (the "IPO"). As of July 2, 2023 and January 1, 2023, £71 million ($90 million) and £71 million ($86 million) is available to draw under this facility, with £4 million ($5 million) utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of less than $1 million and $1 million on this facility during the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $1 million and $2 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively. On November 15, 2021, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the First Amended and Restated Revolving Facility Agreement (the "First Amendment"). The First Amendment amended the Revolving Credit Facility to, among other things, change the reference rate under the Revolving Credit Facility for borrowings denominated in pounds sterling from a LIBOR-based rate to a SONIA-based rate and to transition reporting from accounting principles generally accepted in the United Kingdom to US GAAP. The First Amendment also reset the Company's Consolidated EBITDA (as defined in the Revolving Credit Facility) test levels, scaling from zero at December 31, 2021 to £32 million ($39 million, if translated using the average exchange rate in effect during the fiscal year ended January 1, 2023) after June 30, 2022. On February 11, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company, entered into the Second Amended and Restated Revolving Facility Agreement (the “Second Amendment”), which amends and restates the Revolving Credit Facility. The Second Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2023 to January 25, 2024. On November 10, 2022, Soho House Bond Limited, entered into the Third Amended and Restated Revolving Facility Agreement (the “Third Amendment”), which further amends and restates the Revolving Credit Facility. The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. As of July 2, 2023, the facility remains undrawn.

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures, following the extensions described below, at the earliest of: (a) September 29, 2024; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the two individuals may determine in their sole discretion. During fiscal 2022, Soho Works Limited drew an additional £3 million ($3 million) under the facility. The carrying amount of the term loan was £20 million ($26 million) and £20 million ($25 million) as of July 2, 2023 and January 1, 2023, respectively. The Company incurred interest expense of $1 million and $1 million on this facility during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively. On March 3, 2023, this loan was subsequently extended and the maturity date is now September 29, 2024 after having previously been extended to

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

September 29, 2023 by an amendment entered into on March 11, 2022. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months).

In January 2018, the Company entered into leases in connection with its Greek Street properties. As part of these leases, the landlord has funded a principal amount of £5 million ($7 million), which represents costs paid directly by the landlord which will be repaid by the Company. Amounts funded by the landlord prior to the lease inception date were initially reflected as accrued liabilities and subsequently converted into long-term debt upon execution of the respective agreements. The Greek Street loans carry interest of 7.5%, are due for repayment in January 2028 and are unsecured. The Company incurred interest expense of less than $1 million during each of the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

On March 31, 2021, Soho House Bond Limited issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Additional Notes were issued for the full $100 million on March 9, 2022. The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $13 million and $12 million on the Senior Secured Notes during the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $25 million and $22 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

On June 1, 2021, certain subsidiaries of the Company entered into a development funding agreement with Dorncroft Limited, the landlord of Soho Farmhouse. The agreement provided a commitment of up to £9 million ($12 million) for certain improvements at the Farmhouse property. Interest on the balance drawn under the agreement accrued at an annual rate of 7.9% per annum and was added to the loan principal balance. The facility expired on July 31, 2022, and the outstanding loan balance converted to a finance lease. The Company incurred interest expense of less than $1 million during the 13 weeks and 26 weeks ended July 3, 2022.

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of July 2, 2023	Applicable interest rate as of July 2, 2023
Greek Street loan	£	January 2028	$3,302	7.5%
Compagnie de Phalsbourg credit facility	€	January 2025	5,646	7%
Greek government loan	€	July 2025	1,022	3.1%

Property Mortgage Loans

In March 2014, the Company completed a freehold property acquisition of the Soho Beach House Miami Property. In February 2019, the Company refinanced an existing term loan and mezzanine loan associated with a March 2014 acquisition of Soho Beach House Miami with a term loan of $55 million, interest at 5.34%, and mezzanine loan of $62 million, interest at 7.25%, secured on the underlying property and operations of Soho Beach House Miami maturing in February 2024. The Company incurred interest expense of $1 million and $2 million on these facilities during the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $3 million and $4 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

In May 2023, the Company refinanced the existing term loan and mezzanine loan with a new $140 million loan agreement with JP Morgan Chase Bank, National Association and Citi Real Estate Funding Inc. (the "Lenders"). As a result of the debt extinguishment of the existing term loan and mezzanine loan, the Company recognized a loss on extinguishment of debt of $3 million which is reported in interest expense, net on the condensed consolidated statements of operations for the 13 and 26 weeks ended July 2, 2023. The new term loan is secured with a recorded and insured first priority mortgage on Soho Beach House Miami Property as well as first priority security interests in all collateral related to the property. The new term loan matures in June 2033 and bears interest at 6.99%. The Company incurred interest expense of $2 million on the new term loan during the 13 weeks and 26 weeks ended July 2, 2023. As a condition of closing the refinancing transaction, the Company was required to provide certain level of insurance coverage over the Soho Beach House Miami property. $40 million was held in escrow until the required insurance policies and coverage were enacted. The required policies were put in place in late June 2023; however, as of July 2, 2023, the restriction had not been lifted by the Lenders. The Company reported the $40 million held in escrow as restricted cash on the unaudited condensed consolidated balance sheet as of July 2, 2023 and the unaudited condensed consolidated statement of cash flow for the 26 weeks ended July 2, 2023. This restriction has been subsequently lifted and the cash remitted to the Company. Refer to Note 19, Subsequent Events, for further information on the lifting of the restriction.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans as of July 2, 2023:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

(in thousands)
Remainder of 2023	$689
2024	26,580
2025	7,448
2026	813
2027	602,770
Thereafter	140,011
$778,311

12.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of July 2, 2023 or January 1, 2023.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the debt as of July 2, 2023 and January 1, 2023 using a discounted cash flow analysis, except for the property mortgage loan as of July 2, 2023. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of July 2, 2023 and January 1, 2023. The Company believes that the carrying value of the property mortgage loan (excluding debt issuance costs of $3 million as of July 2, 2023) closely approximate the fair value of such term loan given the proximity of the initial issuance of the property mortgage loan to the period-end date.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2024 and thereafter:

(in thousands)	Carrying Value	Fair Value
July 2, 2023
Senior Secured Notes	$594,523	$574,322
Property mortgage loan	137,220	140,000
Other loans	9,966	9,507
	$741,709	$723,829

(in thousands)	Carrying Value	Fair Value
January 1, 2023
Senior Secured Notes	$570,712	$545,362
Property mortgage loans	116,187	113,066
Other loans	10,197	9,647
	$697,096	$668,075

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

13.
Share-Based Compensation

In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees. The awards are settled in SHHL ordinary D shares and the Company can grant up to 9,978,143 ordinary D shares of SHHL under the 2020 Plan. In connection with the IPO in July 2021, 25% of the outstanding awards accelerated in accordance with the original plan and all of the outstanding awards were exchanged into awards that will be settled in Class A common stock of SHCO. As a result of the exchange, 7,127,246 SHHL SARs were converted into 6,023,369 SHCO SARs and 2,850,897 SHHL Growth Shares were converted into 781,731 SHCO restricted stock awards. The exchanged awards are subject to the same vesting conditions as the original awards. As of July 2, 2023 and January 1, 2023, there were 4,536,111 and 5,290,719 SARs outstanding under the 2020 Plan, respectively. As of July 2, 2023 and January 1, 2023, there were 130,289 and 146,574 SHCO restricted stock awards outstanding under the 2020 Plan, respectively.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of nonqualified stock options, SARs, and RSUs or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022 available will increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022. As of July 2, 2023, there were 4,288,626 shares available for future awards. The Company granted 3,113,109 SARs under the 2021 Plan during the 26 weeks ended July, 2 2023. As of July 2, 2023, there were 2,936,353 SARs outstanding under the 2021 Plan. The Company granted 546,743 RSUs during the 26 weeks ended July 2, 2023. As of July 2, 2023 and January 1, 2023, there were 2,934,552 and 2,998,865 RSUs outstanding under the 2021 Plan, respectively.

In December 2022, the Company modified the exercise prices for certain outstanding SARs to be $4.00 per share. As a result, the Company accounted for the modification as a Type I modification, resulting in $2.2 million of incremental fair value, of which $1.5 million was recorded immediately.

Share-based compensation during the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
SARs	$1,889	$2,178	$5,467	$4,211
Restricted stock awards (Growth Shares)	432	648	864	1,303
RSUs	3,060	1,448	4,727	6,091
Employer-related payroll expense(1)	276	—	445	472
Share-based compensation expense, net of tax	$5,657	$4,274	$11,503	$12,077

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

The weighted-average assumptions used in valuing SARs and restricted stock awards (previously zero granted as Growth Shares) granted during each period are set forth in the following table:

	For the 26 Weeks Ended July 2, 2023	For the Fiscal Year Ended January 1, 2023
Expected average life(1)	5.55 - 5.56 years	3.92 - 6.30 years
Expected volatility(2)	55 - 57%	56%
Risk-free interest rate(3)	3.54 - 3.83%	3.78 - 4.25%
Expected dividend yield(4)	0.00%	0.00%
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

As of July 2, 2023, total compensation expense not yet recognized is as follows:

•
With respect to the unvested SARs issued under the 2020 Plan and 2021 plans, approximately $5 million, which is expected to be recognized over a weighted average period of 1.36 years;
•
With respect to the unvested restricted stock awards (Growth Shares) issued under the 2020 Plan, approximately less than $1 million, which is expected to be recognized over a weighted average period of less than one year; and
•
With respect to the unvested RSUs issued under the 2021 Plan, approximately $14 million, which is expected to be recognized over a weighted-average period of 1.92 years.

14.
Loss Per Share and Shareholders’ Equity

Holders of Class A common stock and Class B common stock are entitled to receive dividends out of legally available funds on a pari passu basis. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to 10 votes per share. Each holder of Class B common stock has the right to convert its shares of Class B common stock into shares of Class A common stock, at any time, on a

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022 one-for-one basis. Additionally, shares of Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon transfer to any non-permitted holder of Class B common stock. Holders of Class A and Class B common stock are entitled to liquidation distributions on a pro rata basis, subject to prior satisfaction of all outstanding debt and liabilities and the payment of liquidation preferences, if any.

The tables below present changes in each class of the Company’s common stock, as applicable:

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 2, 2022	61,029,730	141,500,385
Shares repurchased	(324,972)	—
RSUs vested	506,990	—
As of April 3, 2022	61,211,748	141,500,385
Shares repurchased	(2,254,505)	—
As of July 3, 2022	58,957,243	141,500,385

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 1, 2023	53,722,597	141,500,385
Shares issued related to share-based compensation	368,349	—
As of April 2, 2023	54,090,946	141,500,385
Shares issued related to share-based compensation	336,564	—
As of July 2, 2023	54,427,510	141,500,385

Stock Repurchase Program

On March 18, 2022, the Company’s board of directors and a relevant sub-committee thereof authorized and approved a stock repurchase program for up to $50 million of the then currently outstanding shares of the Company's Class A common stock. The timing and amount of stock repurchases depended on a variety of factors. Under the program, the repurchased shares were returned to the status of authorized, but unissued shares of common stock held in treasury at their average cost of repurchase. During the 13 weeks and 26 weeks ended July 3, 2022, the Company repurchased a total of 2,254,505 and 2,579,477 shares of Class A common stock for $17 million and $20 million, including commissions, respectively. The repurchase plan upper limit of $50 million was met in December 2022 and as such there were no further stock repurchases under the above plan subsequent to December 2022.

Loss Per Share

The Company computes loss per share using the two-class method. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock.

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands except share and per share amounts)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss) attributable to Soho House & Co Inc.	$(2,644)	$(81,959)	$(18,596)	$(142,438)
Adjusted net loss attributable to Class A and Class B common stockholders	(2,644)	(81,959)	(18,596)	(142,438)
Weighted average shares outstanding for basic and diluted loss per share for Class A and Class B common stockholders	195,662,198	201,203,671	195,541,995	201,832,289
Basic and diluted loss per share	$(0.01)	$(0.41)	$(0.10)	$(0.71)

15.
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

16.
Income Taxes

For the 13 weeks and 26 weeks ended July 2, 2023, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet. Full valuation allowances have been recorded against the incremental deferred tax assets recognized for tax losses, share-based compensation, and excess interest in the U.K., U.S. and Hong Kong. The level of unrecognized tax benefits has increased by $9 million and $16 million in the 13 weeks and 26 weeks ended July 2, 2023, respectively. There is no impact on the Company’s effective tax rate for the 13 weeks and 26 weeks ended July 2, 2023 as there is a corresponding reduction in the valuation allowance applied for the period.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

The effective tax rate for the 13 weeks ended July 2, 2023 was (143.82)%, compared to (0.61)% for the 13 weeks ended July 3, 2022. The effective tax rate for the 26 weeks ended July 2, 2023 was (6.88)% compared to (0.04)% for the 26 weeks ended July 3, 2022. The effective tax rate for the 13 weeks and 26 weeks ended July 2, 2023 differs from the US statutory rate of 21% primarily due to current mix of positive and negative earnings in the various jurisdictions the Company operates in and valuation allowances which reduce the amount of tax benefit recognized on the pretax book loss. As a result, the Company is calculating current tax charges in the profitable jurisdictions over a break-even consolidated loss for the 13 weeks ended July 2, 2023.

17.
Segments

The Company’s core operations comprise of Houses and restaurants across a number of territories, which are managed on a geographical basis. There is a segment managing director for each of North America, and the UK, Europe and Rest of the World (“RoW”) who is responsible for Houses, hotels and restaurants in that region. Each operating segment manager reports directly to the Company’s Chief Operating Decision Maker (“CODM”), which comprises of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer - Americas combined. In addition to Houses and restaurants, the Company offers other products and services, such as retail, home & beauty products and services, which comprise its Retail operating segment; access to Soho Works collaboration spaces across the UK and North America, which comprise its Soho Works operating segment; and memberships for people who live in cities where physical Houses do not exist, which comprise its Cities Without Houses operating segment. The Retail, Soho Works, and Cities Without Houses operating segments also have segment managers which report directly to the CODM and are managed separately from the Houses and hotels in each region.

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

The following tables present disaggregated revenue for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

	For the 13 Weeks Ended July 2, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$43,810	$25,481	$11,196	$80,487	$11,817	$92,304
In-House revenues	51,351	48,178	33,863	133,392	—	133,392
Other revenues	20,264	17,778	11,465	49,507	27,953	77,460
Total segment revenue	115,425	91,437	56,524	263,386	39,770	303,156
Elimination of equity accounted revenue	(3,738)	(1,939)	(8,556)	(14,233)	—	(14,233)
Consolidated revenue	$111,687	$89,498	$47,968	$249,153	$39,770	$288,923

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

	For the 13 Weeks Ended July 3, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$33,766	$18,465	$7,419	$59,650	$9,015	$68,665
In-House revenues	49,666	41,652	25,039	116,357	—	116,357
Other revenues	19,821	13,943	10,691	44,455	26,964	71,419
Total segment revenue	103,253	74,060	43,149	220,462	35,979	256,441
Elimination of equity accounted revenue	(3,670)	(1,912)	(7,089)	(12,671)	—	(12,671)
Consolidated revenue	$99,583	$72,148	$36,060	$207,791	$35,979	$243,770

	For the 26 Weeks Ended July 2, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$85,353	$49,178	$21,508	$156,039	$22,614	$178,653
In-House revenues	103,403	89,598	61,041	254,042	—	254,042
Other revenues	38,970	33,047	12,582	84,599	52,315	136,914
Total segment revenue	227,726	171,823	95,131	494,680	74,929	569,609
Elimination of equity accounted revenue	(7,947)	(3,595)	(13,935)	(25,477)	—	(25,477)
Consolidated revenue	$219,779	$168,228	$81,196	$469,203	$74,929	$544,132

	For the 26 Weeks Ended July 3, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$63,058	$35,636	$14,393	$113,087	$16,873	$129,960
In-House revenues	90,733	79,690	36,947	207,370	—	207,370
Other revenues	35,392	26,214	11,339	72,945	47,421	120,366
Total segment revenue	189,183	141,540	62,679	393,402	64,294	457,696
Elimination of equity accounted revenue	(7,107)	(3,716)	(11,095)	(21,918)	—	(21,918)
Consolidated revenue	$182,076	$137,824	$51,584	$371,484	$64,294	$435,778

The following tables present the reconciliation of reportable segment adjusted EBITDA to total consolidated segment revenue and the reconciliation of net loss to adjusted EBITDA:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

	For the 13 Weeks Ended July 2, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$111,687	$89,498	$47,968	$249,153	$39,770	$288,923
Total segment operating expenses	(90,144)	(70,499)	(42,926)	(203,569)	(42,283)	(245,852)
Share of equity method investments adjusted EBITDA	702	298	1,840	2,840	-	2,840
Reportable segments adjusted EBITDA	22,245	19,297	6,882	48,424	(2,513)	45,911
Unallocated corporate overhead						(8,419)
Consolidated adjusted EBITDA						37,492
Depreciation and amortization						(25,249)
Interest expense, net						(22,027)
Income tax expense						(1,349)
Loss on sale of property and other, net						(92)
Share of income of equity method investments						1,587
Foreign exchange						21,584
Pre-opening expenses						(4,206)
Non-cash rent						(2,105)
Deferred registration fees, net						465
Share of equity method investments adjusted EBITDA						(2,840)
Share-based compensation expense						(5,657)
Other expenses, net						110
Net loss						$(2,287)

	For 13 Weeks Ended July 3, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$99,583	$72,148	$36,060	$207,791	$35,979	$243,770
Total segment operating expenses	(84,297)	(59,498)	(32,998)	(176,793)	(35,862)	(212,655)
Share of equity method investments adjusted EBITDA	702	209	1,454	2,365	—	2,365
Reportable segments adjusted EBITDA	15,988	12,859	4,516	33,363	117	33,480
Unallocated corporate overhead						(11,048)
Consolidated adjusted EBITDA						22,432
Depreciation and amortization						(22,688)
Interest expense, net						(18,778)
Income tax expense						(509)
Loss on sale of property and other, net						(122)
Share of income of equity method investments						1,342
Foreign exchange						(57,176)
Pre-opening expenses						(3,741)
Non-cash rent(1)						2,413
Deferred registration fees, net						507
Share of equity method investments adjusted EBITDA						(2,365)
Share-based compensation expense						(4,274)
Other expenses, net(2)						(596)
Net loss						$(83,555)

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies—Basis of Presentation.
(2)
Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

	For the 26 Weeks Ended July 2, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$219,779	$168,228	$81,196	$469,203	$74,929	$544,132
Total segment operating expenses	(173,316)	(133,783)	(76,320)	(383,419)	(80,946)	(464,365)
Share of equity method investments adjusted EBITDA	1,505	478	2,725	4,708	—	4,708
Reportable segments adjusted EBITDA	47,968	34,923	7,601	90,492	(6,017)	84,475
Unallocated corporate overhead						(18,544)
Consolidated adjusted EBITDA						65,931
Depreciation and amortization						(49,713)
Interest expense, net						(40,728)
Income tax expense						(1,178)
Gain on sale of property and other, net						589
Share of income of equity method investments						2,458
Foreign exchange						34,597
Pre-opening expenses						(9,200)
Non-cash rent						(4,881)
Deferred registration fees, net						926
Share of equity method investments adjusted EBITDA						(4,708)
Share-based compensation expense						(11,503)
Other expenses, net						(893)
Net loss						$(18,303)

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

	For 26 Weeks Ended July 3, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$182,076	$137,824	$51,584	$371,484	$64,294	$435,778
Total segment operating expenses	(147,809)	(111,723)	(53,854)	(313,386)	(69,833)	(383,219)
Share of equity method investments adjusted EBITDA	1,287	392	2,025	3,704	—	3,704
Reportable segments adjusted EBITDA	35,554	26,493	(245)	61,802	(5,539)	56,263
Unallocated corporate overhead						(21,917)
Consolidated adjusted EBITDA						34,346
Depreciation and amortization						(45,519)
Interest expense, net						(34,495)
Income tax expense						(57)
Gain on sale of property and other, net						1,541
Share of income of equity method investments						1,740
Foreign exchange						(74,250)
Pre-opening expenses						(7,773)
Non-cash rent(1)						(990)
Deferred registration fees, net						(1,882)
Share of equity method investments adjusted EBITDA						(3,704)
Share-based compensation expense						(12,077)
Other expenses, net(2)						(1,061)
Net loss						$(144,181)

(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies—Basis of Presentation.
(2)
Includes membership credits expense, COVID-19 related charges and corporate financing and restructuring costs.

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss)	$(2,287)	$(83,555)	$(18,303)	$(144,181)
Depreciation and amortization	25,249	22,688	49,713	45,519
Interest expense, net	22,027	18,778	40,728	34,495
Income tax expense (benefit)	1,349	509	1,178	57
EBITDA	46,338	(41,580)	73,316	(64,110)
Loss (gain) on sale of property and other, net	92	122	(589)	(1,541)
Share of income of profit method investments	(1,587)	(1,342)	(2,458)	(1,740)
Foreign exchange (gain) loss, net	(21,584)	57,176	(34,597)	74,250
Pre-opening expenses (1)	4,206	3,741	9,200	7,773
Non-cash rent	2,105	(2,413)	4,881	990
Deferred registration fees, net	(465)	(507)	(926)	1,882
Share of equity method investments adjusted EBITDA	2,840	2,365	4,708	3,704
Share-based compensation expense	5,657	4,274	11,503	12,077
Other expenses, net (2)	(110)	596	893	1,061
Adjusted EBITDA	$37,492	$22,432	$65,931	$34,346

(1)
The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.
(2)
Represents other items included in operating expenses, which are outside the normal scope of the Company’s ordinary activities or non-cash, including expenses incurred in respect of membership credits of less than $1 million and $1 million for the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of July 2, 2023 and January 1, 2023. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022

	As of
(in thousands)	July 2, 2023	January 1, 2023
Long-lived assets by geography
North America	$902,866	$901,505
United Kingdom	529,436	509,221
Europe	310,479	297,247
Asia	54,678	46,236
Total long-lived assets	$1,797,459	$1,754,209

18.
Related Party Transactions

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	July 2, 2023	January 1, 2023
Soho House Toronto Partnership	$852	$1,015
Raycliff Red LLP	(5,088)	(4,169)
Mirador Barcel S.L.	(844)	(499)
Little Beach House Barcelona S.L.	(319)	(313)
Mimea XXI S.L.	678	477
	$(4,721)	$(3,489)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Through Soho Works 875 Washington, LLC, we are a party to a property lease agreement dated April 19, 2019, for 875 Washington Street, New York with 875 Washington Street Owner, LLC, an affiliate of Raycliff Capital, LLC controlled by a member of the SHCO board of directors. The handover of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years until March 31, 2036, with further options to extend. The total operating lease right-of-use asset and liability associated with this property were $43 million and $55 million, respectively, as of July 2, 2023 and $44 million and $56 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $2 million and $2 million in the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $3 million and $3 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 25 years until March 31, 2040. The operating right-of-use asset and liability associated with this lease are $17 million and $21 million as of July 2, 2023, respectively, and $17 million and $21 million as of January 1, 2023, respectively. Rent expense associated with this lease totaled $1 million and $1 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $1 million and $1 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019, for 137 Ludlow Street, New York with 137 Ludlow Gardens LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $15 million, respectively, as of July 2, 2023 and $8 million and $15 million, respectively, as of January 1, 2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $1 million and $1 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

The Company leases the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The operating lease right-of-use asset and liability associated with this lease were $65 million and $68 million, respectively, as of July 2, 2023 and $65 million and $69 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $3 million and $2 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of SHCO. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $22 million and $22 million, respectively, as of July 2, 2023 and $22 million and $22 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $1 million and $1 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of The Yucaipa Companies LLC, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $7 million and $7 million, respectively, as of July 2, 2023 and $7 million and $7 million, respectively as of January 1, 2023. The rent expense associated with this lease was less than $1

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 2, 2023 and January 1, 2023 and for the 13 weeks and 26 weeks ended July 2, 2023 and July 3, 2022 million and less than $1 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and less than $1 million and less than $1 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

The Company leases a property from GHPSI, LLC in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. GHPSI’s ultimate parent entity is GHREP, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $14 million and $14 million, respectively, as of July 2, 2023 and $14 million and $14 million, respectively, as of January 1, 2023. The rent expense associated with this lease was less than $1 million and $1 million for the 13 weeks and 26 weeks ended July 2, 2023, respectively.

The Company leases the Soho House Stockholm property located at Majorsgatan 5, Stockholm, Sweden from Majorsbolaget AB, an affiliate of The Yucaipa Companies LLC. This lease commenced on December 8, 2022. This lease runs for a term of 15 years. The operating lease right-of-use asset and liability associated with this lease were $26 million and $27 million, respectively, as of July 2, 2023 and $28 million and $28 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $1 million and $2 million for the 13 weeks and 26 weeks ended July 2, 2023, respectively.

Ned-Soho House, LLP received management fees, development fees and cost reimbursements from The Ned totaling $1 million and less than $1 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $2 million and $2 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

The Company received management fees from an affiliate of The Yucaipa Companies LLC related to the operations of The Ned New York, which opened in June 2022, totaling less than $1 million and less than $1 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $1 million and less than $1 million for the 26 weeks ended July 2, 2023 and July 3, 2022, respectively. The Company received management fees and cost reimbursements from affiliates of the Company related to the operations of The Ned Doha, which opened in November 2022, totaling $1 million and $1 million for the 13 weeks and 26 weeks ended July 2, 2023, respectively.

The Company received management fees under our hotel management contract for the operation of the LINE and Saguaro hotels from an affiliate of The Yucaipa Companies LLC. These fees amounted to $2 million and $2 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $4 million and $4 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

Fees from the provision of Soho House Design services were received from affiliates of the Company totaled less than $1 million and $4 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and $1 million and $5 million during the 26 weeks ended July 2, 2023 and July 3, 2022, respectively. Costs incurred on behalf of affiliates of the Company in connection to the provision of Soho House Design services totaled less than $1 million and less than $1 million for the 13 weeks ended July 2, 2023 and July 3, 2022, respectively, and less than $1 million and $2 million for the 26 weeks ended July 2, 2023 and July 3, 2022, respectively.

As of July 2, 2023, the Company is owed $8.3 million, classified as other receivables within the prepaid expenses and other current assets financial statement line item, from the affiliates of The Yucaipa Companies LLC in respect of certain reimbursable payments for Houses that are under development.

19.
Subsequent Events

Shares Issued

During July 2023, the Company issued a total of 637,781 shares of Class A common stock as a result of RSU awards scheduled vesting and SARs being exercised.

May 2023 Miami Refinancing - Restricted Cash

As a condition of closing the refinancing transaction, the Company was required to provide a certain level of insurance coverage over the Soho Beach House Miami property. $40 million was held in escrow until the required insurance policies and coverage were enacted. The required policies were put in place in late June 2023. During July 2023, the restriction over the $40 million held in escrow was lifted and the cash was remitted to the Company.

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

We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 28 years, we have significantly expanded our membership expertise and diversified our offerings—both physically and digitally. As of July 2, 2023, we have approximately 248,100 members (including approximately 176,300 Soho House members) who engage with us through our global portfolio of 41 Soho Houses, 9 Soho Works, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and the LINE and Saguaro hotels in North America also form part of Soho House & Co's wider portfolio.

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

The demand for our membership is also demonstrated by our large and growing global wait list, which as of July 2, 2023 stands at approximately 95,000. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as Cities Without Houses (“CWH”), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including Copenhagen, Denmark (July 2022), Stockholm, Sweden (December 2022) and Bangkok, Thailand (February 2023). As of July 2, 2023, we had approximately 8,400 CWH members across 80 cities.

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of approximately $130. We offer access to physical spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of July 2, 2023, we had 65,718 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

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

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of July 2, 2023, we had 6,048 members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership fee ranges from $400 to $750 per month, depending on membership type.

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

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader group of professional people. As of July 2, 2023, Ned’s Club London has approximately 3,100 members. In June 2022, The Ned NoMad in New York opened which covers 117,000 square feet and includes a Ned’s Club, Cecconi's restaurant, as well as 167 bedrooms. As of July 2, 2023, The Ned NoMad has approximately 1,500 members. The Ned in Doha opened in November 2022, which as of July 2, 2023 had approximately 500 members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

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

Reportable Segments

Our operations consist of three reportable segments (United Kingdom, North America, Europe and Rest of the World (“RoW”)) and one non-reportable segment that we present as “All Other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and stand-alone restaurants. Refer to Note 17, Segments in this Quarterly Report on Form 10-Q for more information on reportable segments.

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

The year-on-year increase in our total number of Soho House Members is driven by a combination of increases in membership at existing Houses and members from new Houses.

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

KEY PERFORMANCE AND OPERATING METRICS

	As of
	July 2, 2023	July 3, 2022
	(Unaudited)
Number of Soho Houses	41	36
North America	14	13
United Kingdom	13	12
Europe/RoW	14	11
Number of Soho House Members	176,305	142,250
North America	64,163	53,879
United Kingdom	65,591	54,764
Europe/RoW	38,116	27,755
All Other	8,435	5,852
Number of Other Members	71,766	51,120
North America	19,707	13,421
United Kingdom	43,029	32,013
Europe/RoW	9,030	5,686
Number of Total Members	248,071	193,370
Number of Active App Users	182,502	150,259

	For the 13 Weeks Ended		For the 13 Weeks Ended		For the 26 Weeks Ended		For the 26 Weeks Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	Actuals		Constant Currency(1)		Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)				(Unaudited, dollar amounts in thousands, except percentages)
Operating income (loss)	$19,594	$(65,488)	$19,594	$(66,057)	$20,556	$(112,910)	$20,556	$(108,640)
Operating loss margin	7%	(27)%	7%	(27)%	4%	(26)%	4%	(26)%
House-Level Contribution	53,242	36,632	53,242	36,950	99,960	66,378	99,960	63,868
House-Level Contribution Margin	26%	22%	26%	22%	25%	22%	25%	22%
Other Contribution	17,102	12,707	17,102	12,817	25,240	17,341	25,240	16,685
Other Contribution Margin	21%	17%	21%	17%	17%	14%	17%	14%
Adjusted EBITDA	31,756	15,385	31,756	15,519	51,883	17,578	51,883	16,913
Percentage of total revenues	11%	6%	11%	6%	10%	4%	10%	4%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 weeks ended July 2, 2023 and July 3, 2022

The following table summarizes our results of operations for the 13 weeks ended July 2, 2023 and July 3, 2022 (in thousands, except percentages):

	For the 13 Weeks Ended
	July 2, 2023	July 3, 2022		July 3, 2022 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$89,193	$65,889	35%	$66,461	34%
In-House revenues	125,480	109,685	14%	110,638	13%
Other revenues	74,250	68,196	9%	68,788	8%
Total revenues	288,923	243,770	19%	245,887	18%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(152,353)	(131,673)	(16)%	(132,817)	(15)%
Other operating expenses (exclusive of depreciation and amortization)	(66,226)	(62,758)	(6)%	(63,303)	(5)%
General and administrative expenses	(37,243)	(26,647)	(40)%	(26,878)	(39)%
Pre-opening expenses	(4,206)	(3,741)	(12)%	(3,773)	(11)%
Depreciation and amortization	(25,249)	(22,688)	(11)%	(22,885)	(10)%
Share-based compensation	(5,657)	(4,274)	(32)%	(4,311)	(31)%
Foreign exchange gain (loss), net	21,584	(57,176)	n/m	(57,673)	n/m
Other	21	(301)	n/m	(304)	n/m
Total operating expenses	(269,329)	(309,258)	13%	(311,944)	14%
Operating income (loss)	19,594	(65,488)	n/m	(66,057)	n/m
Other (expense) income
Interest expense, net	(22,027)	(18,778)	(17)%	(18,941)	(16)%
Gain on sale of property and other, net	(92)	(122)	25%	(123)	25%
Share of income of equity method investments	1,587	1,342	18%	1,354	17%
Total other expense, net	(20,532)	(17,558)	(17)%	(17,710)	(16)%
Income (loss) before income taxes	(938)	(83,046)	99%	(83,767)	99%
Income tax expense	(1,349)	(509)	n/m	(513)	n/m
Net income (loss)	(2,287)	(83,555)	97%	(84,280)	97%
Net income (loss) attributable to noncontrolling interest	(357)	1,596	n/m	1,610	n/m
Net income (loss) attributable to Soho House & Co Inc.	$(2,644)	$(81,959)	97%	$(82,670)	97%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$288,923	$243,770	19%	18%
North America	111,687	$99,583	12%	12%
United Kingdom	89,498	$72,148	24%	23%
Europe/RoW	47,968	$36,060	33%	32%
All Other	39,770	$35,979	11%	10%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$89,193	$65,889	35%	34%
North America	42,202	32,310	31%	31%
United Kingdom	25,481	18,465	38%	37%
Europe/RoW	9,640	6,099	58%	57%
All Other	11,870	9,015	32%	31%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 35% to $89,193 for the 13 weeks ended July 2, 2023 predominantly driven by an increase in Adult Paying Members of 25%, or 28,500, who joined after the end of the second quarter of fiscal 2022. Additionally, the Soho House Every House membership fee was increased at the start of fiscal 2022 which impacted existing Every House members on their renewal date throughout fiscal 2022. This increased Membership Revenue as compared to the second quarter in fiscal 2022 was driven by membership renewals which took place following this period as these are now at a higher price point in the second quarter of fiscal 2023 versus the comparative period.

All Soho House Adult paying fees were also increased in January 2023, with a mid single-digit price rise generally for existing members and a low double-digit increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $1,268, following the increase in the number of Soho Friends, with approximately 21,000 additional Non-House members in comparison to the end of the second quarter of fiscal 2022.

North America segment saw an increase in membership revenues of $9,892, or 31% , due to approximately 9,000, or 19% increase in Adult Paying Soho House members year-on-year, with the opening of Soho House Holloway (previously known as Holloway House), Los Angeles (May 2022) and Miami Pool House (December 2022), respectively, as well as growth across all existing Houses. The impact of the 2022 Every House membership fee increase as noted above also contributed to the increase in Membership revenues year-on-year.

Our United Kingdom segment saw an increase in Membership revenues of $7,016, or 38% , due to approximately 10,000, or 21% increase in Adult Paying Soho House members, driven by growth in existing Houses and the opening of Soho House Balham in third quarter fiscal 2022, coupled with the impact of the 2022 Every House membership fee increase as noted above. In constant currency, Membership revenues in the United Kingdom segment increased by $6,856, or 37%.

The Europe/RoW segment saw an increase in Membership revenues of $3,541, or 58% (57% constant currency), due to approximately 8,000, or 49% increase in Adult paying members, predominantly from the opening of two new Houses in the second half of fiscal 2022; Copenhagen (July 2022) and Stockholm (December 2022), and the opening of Soho House Bangkok in February 2023, as well as the revenue impact of the 2022 Every House membership fee increase as noted above. In constant currency, Membership revenues in the Europe/ROW segment increased by $3,488, or 57% .

All Other saw an increase in Membership revenues, predominantly driven by over 2,100, or 39% more CWH Adult Paying Members as well as approximately 21,000 additional Non-House members in comparison to the second quarter of fiscal 2022. In constant currency, All Other Membership revenues increased by $2,777, or 31%.

In constant currency, Membership revenues increased by $22,732, or 34%.

In-House Revenues

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$125,480	$109,685	14%	13%
North America	50,439	48,765	3%	3%
United Kingdom	48,178	41,652	16%	15%
Europe/RoW	26,863	19,268	39%	38%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $125,480 for the 13 weeks ended July 2, 2023, an increase of $15,795 versus the comparative period in 2022. The increase was driven by increased footfall year-on-year in existing sites, further boosted by the five new Houses opened since second quarter fiscal 2022, as well as higher spend per visit at some of our Houses.

North America In-House revenues were $50,439 for the 13 weeks ended July 2, 2023, an increase of $1,674 versus the comparative quarter in 2022. We have seen higher sales volume in second quarter fiscal 2023 coupled with select price increases resulting in an increase in In-House revenues year-on-year. Additionally, the opening of Soho House Holloway (May 2022) has further boosted In-House revenues.

In-House revenues in our United Kingdom segment increased by $6,526 versus second quarter 2022, driven by the opening of Little House Balham, London (July 2022), and strong growth in Brighton year-on-year post opening (March 2022). Additionally, sales volumes increased from higher footfall and strong accommodation revenues driven by growth across our UK properties. In constant currency, In-House Revenues in the United Kingdom segment increased by $6,164, or 15%.

The Europe/RoW segment saw significant increase of In-House revenues year-on-year, driven by new openings, including Soho House Copenhagen (July 2022), Soho House Stockholm (December 2022) and Soho House Bangkok (February 2023). Strong revenue growth from accommodation performance versus the comparative quarter in 2022. In constant currency, In-House Revenues in the Europe/RoW segment increased by $7,428.

In constant currency, In-House Revenues increased by $14,842, or 13%.

Other Revenues

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$74,250	$68,196	9%	8%
North America	18,993	18,510	3%	3%
United Kingdom	15,839	12,031	32%	31%
Europe/RoW	11,465	10,691	7%	6%
All Other	27,953	26,964	4%	3%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $74,250 for the 13 weeks ended July 2, 2023, compared to $68,196 for the 13 weeks ended July 3, 2022, an increase of $6,054. The increase is predominantly driven by additional revenues from sites that have opened since the end of the comparative quarter, including Ned Doha, Ned NoMad, New York and Cecconi's Bicester, Oxfordshire. This is coupled with an increase in Soho Home revenues and growth in management fees from Soho House Istanbul, as well as receipt of a lease promote, further detail below, and development fees.

Other revenues in the North America segment have increased $483, or 3% versus second quarter fiscal 2022 predominantly driven by additional revenues related to the management fees from Ned NoMad, New York which opened in June 2022 and revenues from the Willows Inn, Palm Springs which the Company started operating in September 2022, offset by fewer ticket sales for the Coachella event, due to a reduction in length of the event, from two weekends to one, versus the comparative quarter in 2022.

The United Kingdom segment saw an increase in Other revenues of $3,808, or 32% versus second quarter fiscal 2022 predominantly driven by accommodation, with an increase in RevPAR across all sites, in particular Dean Street Townhouse and Little House Apartments.

Other revenues in the Europe/RoW segment have increased compared to second quarter fiscal 2022 due to additional management fees from Soho House Istanbul year-on-year, as well as management fees from the Ned Doha which opened in November 2022. In constant currency, Other Revenues in the Europe/RoW segment increased by $681, or 6%.

Other revenues in All Other have increased due to increased revenues from our Soho Home offering due to the opening of two additional sites in London (June 2022) and Los Angeles (August 2022), as well as an increase of 40% year-on-year in online sales. Additionally, during the second quarter, we recognized $3 million in respect of a lease promote in our Rome property from our landlord. As part of our lease agreements, we often include a promote clause which entitles the Company to a share of any gain in the value of the property during our tenancy.

In constant currency, Other Revenues increased by $5,461, or 8%.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(152,353)	$(131,673)	(16)%	(15)%
Percentage of total House revenues	(74)%	(78)%
Operating income (loss)	$19,594	$(65,488)	n/m	n/m
Operating margin	7%	(27)%
House-Level Contribution	$53,242	$36,632	45%	44%
House-Level Contribution Margin	26%	22%	4%
House-Level Contribution by segment:
North America	$28,127	$23,126	22%	22%
United Kingdom	19,569	11,180	75%	74%
Europe/RoW	2,207	845	n/m	n/m
All Other	3,339	1,481	n/m	n/m
House-Level Contribution Margin by segment:
North America	30%	29%
United Kingdom	27%	19%
Europe/RoW	6%	3%
All Other	87%	58%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $152,353 for the 13 weeks ended July 2, 2023, an increase of $20,680. The increase is a result of the five new Houses opened since second quarter 2022. The increase year-on-year was also driven by wage inflation and retention initiatives across all regions in the second half of fiscal 2022, as well as energy increases in all markets. In constant currency, In-House Operating Expenses increased by $19,536.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $53,242 for the 13 weeks ended July 2, 2023, compared to $36,632 for the 13 weeks ended July 3, 2022, an increase of $16,610. The increase in House-Level Contribution predominantly relates to increased Soho House membership revenues year-on-year and strong flow through from accommodation revenue, as well as the improvement in trading conditions across all regions, especially in UK which saw a strong improvement in contribution year-on-year.

House-Level Contribution Margin was 26% for the 13 weeks ended July 2, 2023, an increase of 4% from the prior period due to increased membership revenues, all regions drove incremental margin points versus the comparative period.

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(66,226)	$(62,758)	(6)%	(5)%
Percentage of total other revenues	(79)%	(83)%
Operating loss	$19,594	$(65,488)	n/m	n/m
Operating loss margin	7%	(27)%
Other Contribution	$17,102	$12,707	35%	33%
Other Contribution Margin	21%	17%	4%
Other Contribution by segment:
North America	$1,353	$2,298	(41)%	(41)%
United Kingdom	6,337	3,481	82%	80%
Europe/RoW	3,641	3,170	15%	14%
All Other	5,771	3,758	54%	52%
Other Contribution Margin by segment:
North America	7%	12%
United Kingdom	38%	28%
Europe/RoW	31%	29%
All Other	16%	11%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $66,226 for the 13 weeks ended July 2, 2023, compared to $62,758 for the 13 weeks ended July 3, 2022, an increase of $3,468, or 6%. The increase year-on-year is predominantly driven by trade volumes in Soho Home, following the opening of two additional retail sites and a 40% increase in online sales year-on-year, largely offset by the permanent closure of all but one of our Soho Restaurants sites at the start of fiscal 2023 and the reduction in spend on the Coachella event versus comparative period due to the reduced schedule from two weekends to one. In constant currency, Other Operating Expenses increased by $2,923, or 5%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $17,102 for the 13 weeks ended July 2, 2023, compared to $12,707 for the comparative period, an increase of $4,395. Other Contribution Margin was 21% for the 13 weeks ended July 2, 2023, an increase of 4% compared to the prior period. The increase in both absolute Other Contribution and Margin is predominantly driven by higher Non-House Membership Revenues year-on-year due to an additional 21,000 Non-House members, strong accommodation flow through from townhouses, better Coachella performance, as well as the receipt of the lease promote described above, in the second quarter.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$37,243	$26,647	40%	39%
Percentage of total revenues	13%	11%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $37,243 for the 13 weeks ended July 2, 2023, compared with $26,647 for the 13 weeks ended July 3, 2022, an increase of $10,596, or 40%. The increase was primarily driven by cost and headcount to support business expansion, including the five new Soho Houses opened since the comparative period, offset by initiatives to streamline support functions including digital, communications and content towards the end of fiscal 2022.

In constant currency, General and Administrative Expenses increased by $10,365, or 39%.

Pre-opening Expenses

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$4,206	$3,741	12%	11%
Percentage of total revenues	1%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $4,206 for the 13 weeks ended July 2, 2023, driven by the costs associated with the opening of Soho House Mexico City which is expected to open in the third quarter fiscal 2023 as well as costs associated with future House openings. This is compared to $3,741 in the 13 weeks ended July 3, 2022, with the increase year-on-year driven predominantly by the characteristics of fiscal 2023 Houses openings in comparison to fiscal 2022, including size and location. In constant currency, Pre-opening expenses increased by 11%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$25,249	$22,688	11%	10%
Percentage of total revenues	9%	9%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $25,249 for the 13 weeks ended July 2, 2023, an increase of $2,561, or 11%, from the 13 weeks ended July 3, 2022. This increase was primarily driven by the five new Soho Houses that opened after second quarter 2022 as well as increased spend in IT to support key membership and compliance initiatives. In constant currency, depreciation and amortization expenses increased by $2,364, or 10%.

Other Expenses

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$5,657	$4,274	32%	31%
Percentage of total revenues	2%	2%
Foreign exchange (gain) loss , net	$(21,584)	$57,176	n/m	n/m
Percentage of total revenues	(7)%	23%
Other	$(21)	$301	n/m	n/m
Percentage of total revenues	(0)%	0%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense increased by $1,383 to $5,657 for the 13 weeks ended July 2, 2023, primarily driven by RSUs that were granted and partially vested in the second quarter of fiscal 2023 (impact of $1,407). There was no equivalent grant or vest in second quarter of 2022.

Foreign exchange, net which is unrealized and non-cash in nature, moved from a $57,176 loss to a gain of $(21,584) for the 13 weeks ended July 2, 2023, primarily driven by foreign exchange revaluation of our borrowings.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$22,027	$18,778	17%	16%
Percentage of total revenues	8%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $22,027 for the 13 weeks ended July 2, 2023, an increase of $3,249, or 17%, over the comparative period in fiscal 2022. This increase is primarily due to the loss on extinguishment of debt of $3 million incurred following the refinancing of Soho Beach House Miami in May 2023. In constant currency, net interest increased by $3,086.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$31,756	$15,385	n/m	n/m
Percentage of total revenues	11%	6%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $31,756 for the 13 weeks ended July 2, 2023, in comparison to income of $15,385 for the 13 weeks ended July 3, 2022, an increase of $16,371. The increase is driven by higher membership revenues from both Soho House and Non-House members versus the comparative period as well as higher In-House revenues and the receipt of a lease promote in our Rome property from our landlord. These were partially offset by an increase in General and Administrative and Operating expenses year-on-year. In constant currency, Adjusted EBITDA increased by $16,237 compared to the comparative period in fiscal 2022.

Comparison of the 26 weeks ended July 2, 2023 and July 3, 2022

The following table summarizes our results of operations for the 26 weeks ended July 2, 2023 and July 3, 2022 (in thousands, except percentages):

	For the 26 Weeks Ended
	July 2, 2023	July 3, 2022		July 3, 2022 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$172,441	$124,662	38%	$119,948	44%
In-House revenues	241,558	197,440	22%	189,973	27%
Other revenues	130,133	113,676	14%	109,377	19%
Total revenues	544,132	435,778	25%	419,298	30%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(296,325)	(241,668)	(23)%	(232,529)	(27)%
Other operating expenses (exclusive of depreciation and amortization)	(122,607)	(110,391)	(11)%	(106,216)	(15)%
General and administrative expenses	(67,817)	(55,933)	(21)%	(53,818)	(26)%
Pre-opening expenses	(9,200)	(7,773)	(18)%	(7,479)	(23)%
Depreciation and amortization	(49,713)	(45,519)	(9)%	(43,798)	(14)%
Share-based compensation	(11,503)	(12,077)	5%	(11,620)	1%
Foreign exchange gain (loss), net	34,597	(74,250)	n/m	(71,442)	n/m
Other	(1,008)	(1,077)	6%	(1,036)	3%
Total operating expenses	(523,576)	(548,688)	5%	(527,938)	1%
Operating income (loss)	20,556	(112,910)	n/m	(108,640)	n/m
Other (expense) income
Interest expense, net	(40,728)	(34,495)	(18)%	(33,191)	(23)%
Gain on sale of property and other, net	589	1,541	(62)%	1,483	(60)%
Share of income of equity method investments	2,458	1,740	41%	1,674	47%
Total other expense, net	(37,681)	(31,214)	(21)%	(30,034)	(25)%
Income (loss) before income taxes	(17,125)	(144,124)	88%	(138,674)	88%
Income tax expense	(1,178)	(57)	n/m	(55)	n/m
Net income (loss)	(18,303)	(144,181)	87%	(138,729)	87%
Net income (loss) attributable to noncontrolling interest	(293)	1,743	n/m	1,677	n/m
Net income (loss) attributable to Soho House & Co Inc.	$(18,596)	$(142,438)	87%	$(137,052)	86%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$544,132	$435,778	25%	30%
North America	219,779	182,076	21%	21%
United Kingdom	168,228	137,824	22%	27%
Europe/RoW	81,196	51,584	57%	64%
All Other	74,929	64,294	17%	21%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$172,441	$124,662	38%	44%
North America	82,196	60,326	36%	36%
United Kingdom	49,178	35,636	38%	43%
Europe/RoW	18,453	11,827	56%	62%
All Other	22,614	16,873	34%	39%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 38% (44% constant currency) to $172,441 for the 26 weeks ended July 2, 2023 predominantly driven by an increase of approximately 28,500 Adult Paying Soho House members joining after the end of the first half of fiscal 2022. Additionally, the Soho House Every House membership fee was increased at the start of fiscal 2022 which impacted existing Every House members on their renewal date throughout fiscal 2022.

All Soho House Adult paying fees were also increased in January 2023, with a mid single-digit price rise generally for existing members and a low double-digit increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date, and did not have had a significant material impact at the end second quarter fiscal 2023.

There was also an increase in Non-House Membership revenues, following the increase in the number of Soho Friends, with approximately 21,000 additional Non-House members in comparison to the end of the first half of fiscal 2022.

North America segment saw an increase in revenues of $21,870, or 36% , due to an increase of approximately 9,000, or 19%, Adult Paying Members versus the comparable period, including the opening of Soho House Holloway, Los Angeles (May 2022) and Miami Pool House (December 2022), as well as increased membership numbers across all existing Houses versus the first half of fiscal 2022.

Our United Kingdom segment saw an increase in Membership revenues of $13,542, or 38% (43% constant currency), due to the opening of Soho House Balham in the third quarter of fiscal 2022 and Brighton Beach House in March 2022, growth in existing Houses, coupled with the increases in Every House membership fees in fiscal year 2022 and 2023.

The Europe/RoW segment saw an increase in Membership revenues of $6,626, or 56% (62% constant currency), due to an increase in Adult Paying Members, predominantly from the opening of two new Houses in the second half of fiscal 2022; Copenhagen (July 2022) and Stockholm (December 2022) and Soho House Bangkok (February 2023) in fiscal 2023.

Membership revenue reported under All Other above saw an increase predominantly driven by growth in CWH Adult Paying Members and over 21,000 additional Non-House members in comparison to the first half of fiscal 2022.

In constant currency, Membership revenues increased by $52,493, or 44%.

In-House Revenues

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$241,558	$197,440	22%	27%
North America	101,800	89,334	14%	14%
United Kingdom	89,598	79,690	12%	17%
Europe/RoW	50,160	28,416	77%	83%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $241,558 for the 26 weeks ended July 2, 2023, an increase of $44,118 versus the comparative period in 2022. The increase was driven by higher sales volumes year-on-year, with the Omicron variant of COVID-19 impacting the start of fiscal 2022. Additionally, In-House revenues have been boosted by five new Houses openings since the second quarter of fiscal 2022, alongside select price increases across our In-House offerings.

Our North America segment saw an increase in In-House revenues versus the comparative half. We have seen higher sales volumes in fiscal 2023 coupled with select price increases resulting in an increase in In-House revenues year-on-year. Additionally, the opening of Soho House Holloway (May 2022) has further boosted In-House revenues. Little Beach House Malibu was shut for almost seven weeks in the comparative quarter following a fire at the site.

In-House revenues in our United Kingdom segment increased driven by flow through from additional members, increases in RevPAR across sites and the opening of Little House Balham, London (July 2022) and Brighton Beach House (March 2022).

The Europe/RoW segment saw significant increase of In-House revenues year-on-year driven from new openings, including Soho House Copenhagen (July 2022), Soho House Stockholm (December 2022) and Soho House Bangkok (February 2023) and improved RevPAR year-on-year. In addition to this, during the first half of fiscal 2023 we recognized approximately $1,800 from the Dutch government related to COVID-19 subsidies and approximately $1,100 settlement to recover costs incurred on behalf of a former development partner in connection to an upcoming European House opening.

In constant currency, In-House Revenues increased by $51,585.

Other Revenues

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$130,133	$113,676	14%	19%
North America	35,784	32,418	10%	10%
United Kingdom	29,452	22,498	31%	36%
Europe/RoW	12,582	11,339	11%	15%
All Other	52,315	47,421	10%	15%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $130,133 for the 26 weeks ended July 2, 2023, compared to $113,676 for the 26 weeks ended July 3, 2022, an increase of $16,457. The increase is predominantly driven by additional sites that have opened since the end of the comparative period, including Ned Doha, Ned NoMad, New York and Cecconi's Bicester, Oxfordshire. This is coupled with an increase in Soho Home revenues of 45% versus the comparative period, and growth in management fees from Soho House Mumbai and Soho House Istanbul.

Additionally, we recognized $3 million in respect of a lease promote in our Rome property from our landlord. As part of our lease agreements, we often include a promote clause which entitles the Company to any gain in the value of the property during our tenancy.

This is offset slightly by the reduction in revenues relating to the Coachella Event, which took place over one weekend versus two weekends in the comparable period in fiscal 2022, and the closure of all but one of our Soho Restaurant properties at the start of fiscal 2023.

In constant currency, Other Revenues had increased by $20,756.

In-House Operating Expenses and House-Level Contribution

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(296,325)	$(241,668)	(23)%	(27)%
Percentage of total House revenues	(75)%	(78)%
Operating income (loss)	$20,556	$(112,910)	n/m	n/m
Operating margin	4%	(26)%
House-Level Contribution	$99,960	$66,378	51%	57%
House-Level Contribution Margin	25%	22%	3%
House-Level Contribution by segment:
North America	$56,070	$43,500	29%	29%
United Kingdom	34,351	23,133	48%	54%
Europe/RoW	3,721	(2,812)	n/m	n/m
All Other	5,818	2,557	n/m	n/m
House-Level Contribution Margin by segment:
North America	31%	29%
United Kingdom	25%	20%
Europe/RoW	5%	(7)%
All Other	81%	60%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $296,325 for the 26 weeks ended July 2, 2023, an increase of $54,657, driven by five additional House openings and increased wage and energy costs year-on-year. In constant currency, In-House Operating Expenses increased by $63,796.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $99,960 for the 26 weeks ended July 2, 2023, compared to $66,378 for the 26 weeks ended July 3, 2022, an increase of $33,582. The increase in House-Level Contribution related to increased Soho House membership revenues and strong flow through of accommodation revenue. This increase is partially offset by the opening of five additional Houses since the first half of fiscal 2022, with Houses tending to have negative contribution in their first year as the House matures.

House-Level Contribution Margin was 25% for the 26 weeks ended July 2, 2023, an increase of 3% from the prior period due to increased membership revenues and higher trading in the 26 weeks ended July 3, 2022 compared to the prior period, partially offset by the dilutive impact of five new Houses.

Other Operating Expenses and Other Contribution

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(122,607)	$(110,391)	(11)%	(15)%
Percentage of total other revenues	(83)%	(86)%
Operating loss	$20,556	$(112,910)	n/m	n/m
Operating loss margin	4%	(26)%
Other Contribution	$25,240	$17,341	46%	51%
Other Contribution Margin	17%	14%	3%	11%
Other Contribution by segment:
North America	$5,082	$5,605	(9)%	(9)%
United Kingdom	11,177	5,686	97%	n/m
Europe/RoW	3,014	3,242	(7)%	(3)%
All Other	5,967	2,808	n/m	n/m
Other Contribution Margin by segment:
North America	14%	17%
United Kingdom	36%	24%
Europe/RoW	23%	28%
All Other	9%	5%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $122,607 for the 26 weeks ended July 2, 2023, compared with $110,391 for the 26 weeks ended July 3, 2022, an increase of $12,216, or 11%. This increase is primarily driven by increased trade volume in Soho Home from additional sites and online year-on-year sales growth. In addition to this, new restaurant and hotel sites in the UK and North America resulted in increased costs. This was offset by a reduction in the Coachella event spend versus comparable half and the permanent closure of all but one of our Soho Restaurants sites at the start of fiscal 2023. In constant currency, Other Operating Expenses increased by $16,391, or 15%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $25,240 for the 26 weeks ended July 2, 2023, compared to $17,341 for the comparative period, an increase of $7,899. This was predominately driven by higher Non-House Membership Revenues year-on-year, as well as increase from high margin revenue streams, including partnerships, and management fees from our Ned and Soho House management contracts Additionally, in the first half fiscal 2023 there was the receipt of a lease promote, detailed above.

Other Contribution Margin was 17% for the 26 weeks ended July 2, 2023, an increase of 3% compared to the prior period, predominately driven by Home.

General and Administrative Expenses

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$67,817	$55,933	21%	26%
Percentage of total revenues	12%	13%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $67,817 for the 26 weeks ended July 2, 2023, compared with $55,933 for the 26 weeks ended July 3, 2022, an increase of $11,884, or 21%. The increase was primarily driven by additional headcount to support business expansion.

In constant currency, General and Administrative Expenses had an increase of $13,999, or 26%.

Pre-opening Expenses

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$9,200	$7,773	18%	23%
Percentage of total revenues	2%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $9,200 for the 26 weeks ended July 2, 2023. The increase of $1,427 in comparison to $7,773 for the 26 weeks ended July 3, 2022, is driven by the opening of Soho House Bangkok in first half of fiscal 2023 and costs associated with the opening of further Houses later in fiscal 2023. In constant currency, Pre-opening expenses increased by 1,721, or 23%.

Depreciation and Amortization

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$49,713	$45,519	9%	14%
Percentage of total revenues	9%	10%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $49,713 for the 26 weeks ended July 2, 2023, an increase of $4,194, or 9%, from the 26 weeks ended July 3, 2022.This increase was primarily driven by amortization of capitalized IT development costs, as well as depreciation associated with five new Soho Houses that opened since first half of fiscal 2022. In constant currency, depreciation and amortization expenses increased by $5,915, or 14%.

Other Expenses

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$11,503	$12,077	(5)%	(1)%
Percentage of total revenues	2%	3%
Foreign exchange (gain) loss , net	$(34,597)	$74,250	n/m	n/m
Percentage of total revenues	(6)%	17%
Other	$1,008	$1,077	(6)%	(3)%
Percentage of total revenues	0%	0%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $574 to $11,503 for the 26 weeks ended July 2, 2023, primarily driven by relatively short vesting RSUs that vested in the first half of fiscal 2022 (impact of $3,195) and the lack of vesting of the RSU and Growth Share awards to our former Chief Operating Officer who departed the Company in Q4 2022 (impact of $700). This was partially offset by new grants of SARs and the continued impact of the fourth quarter 2022 repricing of previously granted SARs (total impact of $1,500) as well as the grant and vesting impact of RSU awards to senior leaders (impact of $500). Also offsetting this is an RSUs grant which partially vested in the second quarter of fiscal 2023 (impact of $1,407).

Foreign exchange (gain) loss, net, which is unrealized and non-cash in nature, moved by $108,847 to $(34,597) for the 26 weeks ended July 2, 2023, primarily driven by foreign exchange revaluation of our borrowings, which have increased since the preceding period. Decreased foreign exchange volatility during the period has also contributed to this most notably on our dollar borrowings held by non-dollar Group undertakings. While the majority of our external borrowings are denominated in dollars, the foreign exchange impact primarily reflects the revaluation of our non-dollar denominated intra-group debt where we have lent dollars to non-dollar operating companies outside of the United States as well as our dollar denominated external borrowing held in non-dollar companies in our Group.

Other expenses decreased by $69 to $1,008 for the 26 weeks ended July 2, 2023, which is not materially significant.

Interest Expense, Net

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$40,728	$34,495	18%	23%
Percentage of total revenues	7%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $40,728 for the 26 weeks ended July 2, 2023, an increase of $6,233, or 18%, on the comparative period in 2022. This increase is driven by the incremental interest expense incurred following issuance of $100 million additional notes in March 2022 under the Goldman Sachs Senior Secured Note facility and the incremental interest expense incurred following the refinancing of mortgage debt on Soho Beach House Miami in May 2023, including a $3 million loss on extinguishment of debt. In constant currency, net interest decreased by $7,537, or 23%.

Adjusted EBITDA

	For the 26 Weeks Ended		Percent Change
	July 2, 2023	July 3, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$51,883	$17,578	n/m	n/m
Percentage of total revenues	10%	4%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $51,883 for the 26 weeks ended July 2, 2023, in comparison to $17,578 for the 26 weeks ended July 3, 2022, an increase of $34,305. The increase is driven by higher membership revenues from both Soho House and Non-House members versus the comparative period as well as increased operations following the removal of COVID-19 related restrictions especially in Europe and Hong Kong in the comparative period. Additionally, the Company recognized a Dutch government grant related to COVID-19 subsidies, which we only became eligible for in the 26 weeks ended July 2, 2023, and a lease promote in our Rome property from our landlord. This increase was partially offset by increased General and administrative costs in contrast to the 26 weeks ended July 3, 2022. In constant currency, Adjusted EBITDA increased by $34,970.

Non-GAAP Financial Measures

For the 13 weeks ended July 2, 2023 and July 3, 2022

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	July 2, 2023 Actuals	July 3, 2022 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$(2,287)	$(83,555)	97%	97%
Depreciation and amortization	25,249	22,688	11%	10%
Interest expense, net	22,027	18,778	17%	16%
Income tax benefit	1,349	509	n/m	n/m
EBITDA	46,338	(41,580)	n/m	n/m
Loss on sale of property and other, net	92	122	(25)%	(25)%
Share of income of equity method investments	(1,587)	(1,342)	(18)%	(17)%
Foreign exchange (gain) loss, net(2)	(21,584)	57,176	n/m	n/m
Share of equity method investments adjusted EBITDA	2,840	2,365	20%	19%
Share-based compensation expense⁽²⁾	5,657	4,274	32%	31%
Membership credits expense⁽³⁾	—	555	n/m	n/m
Out of period operating lease liability adjustment(4)	—	(6,185)	n/m	n/m
Adjusted EBITDA	$31,756	$15,385	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended July 2, 2023 and July 3, 2022—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
Beginning on March 14, 2020, due to the COVID-19 pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.
(4)
Represents an out-of-period adjustment correcting an error with respect to the estimation of the operating lease liability identified during the 13 weeks ended July 3, 2022 but relating to the 13 weeks ended April 3, 2022 and fiscal 2021, fiscal 2020 and fiscal 2019. There is no material impact from the correction of this error to previously reported periods. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 13 Weeks Ended
	July 2, 2023	July 3, 2022	Change %	July 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$19,594	$(65,488)	n/m	$(66,057)	n/m
General and administrative	37,243	26,647	40%	26,878	39%
Pre-opening expenses	4,206	3,741	12%	3,773	11%
Depreciation and amortization	25,249	22,688	11%	22,885	10%
Share-based compensation	5,657	4,274	32%	4,311	31%
Foreign exchange (gain) loss, net	(21,584)	57,176	n/m	57,673	n/m
Other	(21)	301	n/m	304	n/m
Non-House membership revenues	(9,078)	(7,269)	(25)%	(7,332)	(24)%
Other revenues	(74,250)	(68,196)	(9)%	(68,788)	(8)%
Other operating expenses	66,226	62,758	6%	63,303	5%
House-Level Contribution	$53,242	$36,632	45%	$36,950	44%
Operating income (loss) margin	7%	(27)%		(27)%
House-Level Contribution Margin	26%	22%		22%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	July 2, 2023	July 3, 2022	Change %	July 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$89,193	$65,889	35%	$66,461	34%
Less: Non-House membership revenues	(9,078)	(7,269)	(25)%	(7,332)	(24)%
Add: In-House revenues	125,480	109,685	14%	110,638	13%
Total House revenues	205,595	168,305	22%	169,767	21%
Less: In-House operating expenses	152,353	131,673	16%	132,817	15%
House-Level Contribution	$53,242	$36,632	45%	$36,950	44%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	July 2, 2023	July 3, 2022	Change %	July 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$19,594	$(65,488)	n/m	$(66,057)	n/m
General and administrative	37,243	26,647	40%	26,878	39%
Pre-opening expenses	4,206	3,741	12%	3,773	11%
Depreciation and amortization	25,249	22,688	11%	22,885	10%
Share-based compensation	5,657	4,274	32%	4,311	31%
Foreign exchange loss, net	(21,584)	57,176	n/m	57,673	n/m
Other	(21)	301	n/m	304	n/m
House membership revenues	(80,115)	(58,620)	37%	(59,129)	(35)%
In-House revenues	(125,480)	(109,685)	(14)%	(110,638)	(13)%
In-House operating expenses	152,353	131,673	16%	132,817	15%
Total Other Contribution	$17,102	$12,707	35%	$12,817	33%
Operating income (loss) margin	7%	(27)%		(27)%
Other Contribution Margin	21%	17%		17%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	July 2, 2023	July 3, 2022	Change %	July 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$9,078	$7,269	25%	$7,332	24%
Add: other revenues	74,250	68,196	9%	68,788	8%
Less: other operating expenses	66,226	62,758	6%	63,303	5%
Other Contribution	$17,102	$12,707	35%	$12,817	33%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

For the 26 weeks ended July 2, 2023 and July 3, 2022

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the 26 Weeks Ended		Percent Change
	July 2, 2023 Actuals	July 3, 2022 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$(18,303)	$(144,181)	87%	87%
Depreciation and amortization	49,713	45,519	9%	14%
Interest expense, net	40,728	34,495	18%	23%
Income tax expense	1,178	57	n/m	n/m
EBITDA	73,316	(64,110)	n/m	n/m
Gain on sale of property and other, net	(589)	(1,541)	62%	60%
Share of income of equity method investments	(2,458)	(1,740)	(41)%	(47)%
Foreign exchange (gain) loss, net(2)	(34,597)	74,250	n/m	n/m
Share of equity method investments adjusted EBITDA	4,708	3,704	27%	32%
Share-based compensation expense⁽²⁾	11,503	12,077	(5)%	(1)%
Membership credits expense⁽³⁾	—	1,260	n/m	n/m
Out of period operating lease liability adjustment(4)	—	(6,322)	n/m	n/m
Adjusted EBITDA	$51,883	$17,578	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended July 2, 2023 and July 3, 2022—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
Beginning on March 14, 2020, due to the COVID-19 pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.
(4)
Represents an out-of-period adjustment correcting an error with respect to the estimation of the operating lease liability identified during the 26 weeks ended July 3, 2022 but relating to fiscal years 2022, 2020 and 2019. There is no material impact from the correction of this error to previously reported periods. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 26 Weeks Ended
	July 2, 2023	July 3, 2022	Change %	July 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$20,556	$(112,910)	n/m	$(108,640)	n/m
General and administrative	67,817	55,933	21%	53,818	26%
Pre-opening expenses	9,200	7,773	18%	7,479	23%
Depreciation and amortization	49,713	45,519	9%	43,798	14%
Share-based compensation	11,503	12,077	(5)%	11,620	(1)%
Foreign exchange (gain) loss, net	(34,597)	74,250	n/m	71,442	n/m
Other	1,008	1,077	(6)%	1,036	(3)%
Non-House membership revenues	(17,714)	(14,056)	(26)%	(13,524)	(31)%
Other revenues	(130,133)	(113,676)	(14)%	(109,377)	(19)%
Other operating expenses	122,607	110,391	11%	106,216	15%
House-Level Contribution	$99,960	$66,378	51%	$63,868	57%
Operating loss margin	4%	(26)%		(26)%
House-Level Contribution Margin	25%	22%		22%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	July 2, 2023	July 3, 2022	Change %	July 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$172,441	$124,662	38%	$119,948	44%
Less: Non-House membership revenues	(17,714)	(14,056)	(26)%	(13,524)	(31)%
Add: In-House revenues	241,558	197,440	22%	189,973	27%
Total House revenues	396,285	308,046	29%	296,397	34%
Less: In-House operating expenses	296,325	241,668	23%	232,529	27%
House-Level Contribution	$99,960	$66,378	51%	$63,868	57%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	July 2, 2023	July 3, 2022	Change %	July 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$20,556	$(112,910)	n/m	$(108,640)	n/m
General and administrative	67,817	55,933	21%	53,818	26%
Pre-opening expenses	9,200	7,773	18%	7,479	23%
Depreciation and amortization	49,713	45,519	9%	43,798	14%
Share-based compensation	11,503	12,077	(5)%	11,620	(1)%
Foreign exchange loss, net	(34,597)	74,250	n/m	71,442	n/m
Other	1,008	1,077	(6)%	1,036	(3)%
House membership revenues	(154,727)	(110,606)	(40)%	(106,424)	(45)%
In-House revenues	(241,558)	(197,440)	(22)%	(189,973)	(27)%
In-House operating expenses	296,325	241,668	23%	232,529	27%
Total Other Contribution	$25,240	$17,341	46%	$16,685	51%
Operating loss margin	4%	(26)%		(26)%
Other Contribution Margin	17%	14%		14%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	July 2, 2023	July 3, 2022	Change %	July 3, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$17,714	$14,056	26%	$13,524	31%
Add: other revenues	130,133	113,676	14%	109,377	19%
Less: other operating expenses	122,607	110,391	11%	106,216	15%
Other Contribution	$25,240	$17,341	46%	$16,685	51%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of July 2, 2023, we maintained a cash and cash equivalents balance of $129 million and a restricted cash balance of $48 million. Refer to Note 11, Debt and Note 19, Subsequent Events in this Quarterly Report on Form 10-Q for additional information on the nature of the restricted cash.

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

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 26 Weeks Ended
	July 2, 2023	July 3, 2022
	(Unaudited, dollar amounts in thousands)
Net cash provided by (used in)
Net cash provided by operating activities	$8,281	$13,661
Net cash used in investing activities	(40,774)	(44,246)
Net cash provided by financing activities	17,766	84,589
Effect of exchange rates on cash and cash equivalents	2,077	(8,340)
Net (decrease) increase in cash and cash equivalents	$(12,650)	$45,664

Net Cash Provided by Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 26 weeks ended July 2, 2023, we had a $8,281 inflow of cash from operating activities, which includes a net loss of $18,303, depreciation and amortization of $49,713, and an unfavorable net working capital change of $19,105.

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

For the 26 weeks ended July 2, 2023, we had a $40,774 outflow of cash from investing activities, primarily due to purchases of property and equipment of $33,313 and purchases of intangible assets of $8,823.

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

For the 26 weeks ended July 2, 2023, we had a $17,766 inflow of cash from financing activities, primarily due to the additional amount borrowed following the refinancing of the $117,000 Miami Property mortgage, comprising of the term loan of $55,000 and mezzanine loan of $62,000. The replacement property loan provided gross proceeds of $140,000 with issuance costs of $2,822 and extinguishment costs of $1,686. This provided a net inflow of $18,290. Refer to Note 11, Debt in this Quarterly Report on Form 10-Q for additional information.

For the 26 weeks ended July 3, 2022, we had a $84,589 inflow of cash from financing activities, primarily due to the proceeds from borrowings, net of debt issuance costs of $1 million, of $99 million related to the Goldman Sachs Senior Secured Note Purchase Agreement. Refer to Note 11, Debt in this Quarterly Report on Form 10-Q for additional information.

Cash Requirements from Contractual and Other Obligations

As of July 2, 2023, other than the refinancing of the existing term loan and mezzanine loan, as described above, with a new $140 million loan maturing in ten years time (refer to Note 11, Debt in this Quarterly Report on Form 10-Q for additional information), there have been no further material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $8 million lower and approximately $9 million higher, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 13 weeks ended July 2, 2023.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $2 million lower and approximately $2 million higher, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 13 weeks ended July 2, 2023.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $27 million lower and approximately $30 million higher, respectively, and Net Loss would have been approximately $1 million lower and approximately $1 million higher, respectively, for the 26 weeks ended July 2, 2023.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $6 million lower and approximately $6 million higher, respectively, and Net Loss would have been approximately $1 million lower and approximately less than $1 million higher, respectively, for the 26 weeks ended July 2, 2023.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of July 2, 2023, we had $129 million in cash and cash equivalents on the balance sheet, $48 million of restricted cash and £71 million ($90 million) undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of July 2, 2023 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 26 weeks ended July 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Soho House & Co Inc.

Date: August 11, 2023	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: August 11, 2023	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer