Form 10-Q
period 2023-10-01
Soho House & Co Inc.
filed 2023-11-13
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2023

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

As of November 8, 2023, the registrant had 195,017,104 shares outstanding, comprised of 53,516,719 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of October 1, 2023 (Unaudited) and January 1, 2023

	As of
(in thousands, except for par value and share data)	October 1, 2023	January 1, 2023
Assets
Current assets
Cash and cash equivalents	$162,540	$182,115
Restricted cash	500	7,928
Accounts receivable, net	64,589	42,215
Inventories	55,768	57,848
Prepaid expenses and other current assets	116,998	91,101
Total current assets	400,395	381,207
Property and equipment, net	637,133	647,001
Operating lease assets	1,131,435	1,085,579
Goodwill	199,693	199,646
Other intangible assets, net	124,356	125,968
Equity method investments	25,592	21,629
Deferred tax assets	469	295
Other non-current assets	8,296	6,571
Total non-current assets	2,126,974	2,086,689
Total assets	$2,527,369	$2,467,896
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$75,598	$80,741
Accrued liabilities	94,068	84,112
Current portion of deferred revenue	108,629	91,611
Indirect and employee taxes payable	37,614	38,088
Current portion of debt, net of debt issuance costs	25,887	25,617
Current portion of operating lease liabilities - sites trading less than one year	2,413	4,176
Current portion of operating lease liabilities - sites trading more than one year	44,353	35,436
Other current liabilities	34,317	36,019
Total current liabilities	422,879	395,800
Debt, net of current portion and debt issuance costs	607,609	579,904
Property mortgage loans, net of debt issuance costs	136,991	116,187
Operating lease liabilities, net of current portion - sites trading less than one year	93,117	227,158
Operating lease liabilities, net of current portion - sites trading more than one year	1,161,968	982,306
Finance lease liabilities	77,040	76,638
Financing obligation	76,533	76,239
Deferred revenue, net of current portion	25,772	27,118
Deferred tax liabilities	1,026	1,666
Other non-current liabilities	—	256
Total non-current liabilities	2,180,056	2,087,472
Total liabilities	2,602,935	2,483,272
Commitments and contingencies (Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of October 1, 2023 (Unaudited) and January 1, 2023

	As of
(in thousands, except for par value and share data)	October 1, 2023	January 1, 2023
Shareholders’ equity
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 63,704,578 shares issued and 53,237,458 outstanding as of October 1, 2023 and 62,189,717 issued and 53,722,597 outstanding as of January 1, 2023; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of October 1, 2023 and January 1, 2023	2,052	2,037
Additional paid-in capital	1,228,225	1,213,086
Accumulated deficit	(1,303,370)	(1,242,412)
Accumulated other comprehensive income	51,780	54,853
Treasury stock, at cost; 10,467,120 shares as of October 1, 2023 and 8,467,120 shares as of January 1, 2023	(62,000)	(50,000)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(83,313)	(22,436)
Noncontrolling interest	7,747	7,060
Total shareholders’ deficit	(75,566)	(15,376)
Total liabilities and shareholders’ equity	$2,527,369	$2,467,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands except for per share data)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenues
Membership revenues	$93,279	$71,023	$265,720	$195,685
In-House revenues	115,288	108,488	356,846	305,928
Other revenues	92,390	86,535	222,523	200,211
Total revenues	300,957	266,046	845,089	701,824
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $15,512 and $14,702 for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and of $42,738 and $42,551 for the 39 weeks ended October 1, 2023 and October 2, 2022, respectively)	(146,480)	(139,212)	(442,805)	(380,880)
Other operating expenses (exclusive of depreciation and amortization of $6,963 and $9,763 for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and of $20,937 and $22,694 for the 39 weeks ended October 1, 2023 and October 2, 2022, respectively)	(73,709)	(74,482)	(196,316)	(184,873)
General and administrative expenses (exclusive of depreciation and amortization of $2,041 and $2,506 for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and of $10,554 and $7,245 for the 39 weeks ended October 1, 2023 and October 2, 2022, respectively)	(35,564)	(30,807)	(103,381)	(86,740)
Pre-opening expenses	(5,093)	(2,555)	(14,293)	(10,328)
Depreciation and amortization	(24,516)	(26,971)	(74,229)	(72,490)
Share-based compensation	(4,683)	(7,778)	(16,186)	(19,855)
Foreign exchange gain (loss), net	(30,698)	(53,910)	3,899	(128,160)
Other, net	(617)	(912)	(1,625)	(1,989)
Total operating expenses	(321,360)	(336,627)	(844,936)	(885,315)
Operating income (loss)	(20,403)	(70,581)	153	(183,491)
Other (expense) income
Interest expense, net	(18,799)	(18,453)	(59,527)	(52,948)
Gain (loss) on sale of property and other, net	7	(12)	596	1,529
Share of income of equity method investments	1,953	686	4,411	2,426
Total other expense, net	(16,839)	(17,779)	(54,520)	(48,993)
Income (loss) before income taxes	(37,242)	(88,360)	(54,367)	(232,484)
Income tax expense	(4,208)	(3,013)	(5,386)	(3,070)
Net income (loss)	(41,450)	(91,373)	(59,753)	(235,554)
Net income (loss) attributable to noncontrolling interests	(912)	(295)	(1,205)	1,448
Net income (loss) attributable to Soho House & Co Inc.	$(42,362)	$(91,668)	$(60,958)	$(234,106)
Net income (loss) per share attributable to Class A and Class B common stock
Basic and diluted (Note 14)	$(0.22)	$(0.46)	$(0.31)	$(1.16)
Weighted average shares outstanding:
Basic and diluted (Note 14)	196,153	199,391	195,746	201,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income (loss)	$(41,450)	$(91,373)	$(59,753)	$(235,554)
Other comprehensive income
Foreign currency translation adjustment	19,591	41,346	(3,201)	89,911
Comprehensive income (loss)	(21,859)	(50,027)	(62,954)	(145,643)
Income (loss) attributable to noncontrolling interests	(912)	(295)	(1,205)	1,448
Foreign currency translation adjustment attributable to noncontrolling interests	302	591	128	1,011
Total comprehensive income (loss) attributable to Soho House & Co Inc.	$(22,469)	$(49,731)	$(64,031)	$(143,184)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the 13 weeks and 39 weeks ended October 2, 2022

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders’ Equity
As of January 2, 2022	$2,025	$1,189,044	$(1,021,832)	$6,897	$—	$176,134	$6,058	$182,192
Net income (loss)	—	—	(60,479)	—	—	(60,479)	(147)	(60,626)
Purchase of noncontrolling interests in connection with the Soho Restaurants Acquisition	—	(1,884)	—	—	—	(1,884)	1,884	—
Shares repurchased (Note 14)	—	—	—	—	(2,611)	(2,611)	—	(2,611)
Non-cash share-based compensation (Note 13)	—	7,331	—	—	—	7,331	—	7,331
Net change in cumulative translation adjustment	—	—	—	11,210	—	11,210	(79)	11,131
As of April 3, 2022	$2,025	$1,194,491	$(1,082,311)	$18,107	$(2,611)	$129,701	$7,716	$137,417
Net income (loss)	—	—	(81,959)	—	—	(81,959)	(1,596)	(83,555)
Distributions to noncontrolling interests	—	—	—	—	—	—	(364)	(364)
Shares repurchased (Note 14)	—	—	—	—	(16,897)	(16,897)	—	(16,897)
Non-cash share-based compensation (Note 13)	—	4,274	—	—	—	4,274	—	4,274
Additional IPO costs	—	(269)	—	—	—	(269)	—	(269)
Net change in cumulative translation adjustment	—	—	—	37,775	—	37,775	(341)	37,434
As of July 3, 2022	$2,025	$1,198,496	$(1,164,270)	$55,882	$(19,508)	$72,625	$5,415	$78,040
Net income (loss)	—	—	(91,668)	—	—	(91,668)	295	(91,373)
Distributions to noncontrolling interest	—	—	—	—	—	—	(407)	(407)
Shares repurchased (Note 14)	—	—	—	—	(15,294)	(15,294)	—	(15,294)
Non-cash share-based compensation (Note 13)	—	7,260	—	—	—	7,260	—	7,260
Net change in cumulative translation adjustment	—	—	—	41,937	—	41,937	(591)	41,346
As of October 2, 2022	$2,025	$1,205,756	$(1,255,938)	$97,819	$(34,802)	$14,860	$4,712	$19,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks and 39 weeks ended October 1, 2023

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders’ Deficit

As of January 1, 2023	$2,037	$1,213,086	$(1,242,412)	$54,853	$(50,000)	$(22,436)	$7,060	$(15,376)
Net income (loss)	—	—	(15,952)	—	—	(15,952)	(64)	(16,016)
Distributions to noncontrolling interests	—	—	—	—	—	—	(390)	(390)
Non-cash share-based compensation (Note 13)	4	5,673	—	—	—	5,677	—	5,677
Net change in cumulative translation adjustment	—	—	—	(7,025)	—	(7,025)	(8)	(7,033)
As of April 2, 2023	$2,041	$1,218,759	$(1,258,364)	$47,828	$(50,000)	$(39,736)	$6,598	$(33,138)
Net income (loss)	—	—	(2,644)	—	—	(2,644)	357	(2,287)
Non-cash share-based compensation (Note 13)	3	5,378	—	—	—	5,381	—	5,381
Net change in cumulative translation adjustment	—	—	—	(15,941)	—	(15,941)	182	(15,759)
As of July 2, 2023	$2,044	$1,224,137	$(1,261,008)	$31,887	$(50,000)	$(52,940)	$7,137	$(45,803)
Net income (loss)	—	—	(42,362)	—	—	(42,362)	912	(41,450)
Shares repurchased (Note 14)	—	—	—	—	(12,000)	(12,000)	—	(12,000)
Non-cash share-based compensation (Note 13)	8	4,088	—	—	—	4,096	—	4,096
Net change in cumulative translation adjustment	—	—	—	19,893	—	19,893	(302)	19,591
As of October 1, 2023	$2,052	$1,228,225	$(1,303,370)	$51,780	$(62,000)	$(83,313)	$7,747	$(75,566)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 39 weeks ended October 1, 2023 and October 2, 2022

	For the 39 Weeks Ended
(in thousands)	October 1, 2023	October 2, 2022
Cash flows from operating activities
Net income (loss)	$(59,753)	$(235,554)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	74,229	72,490
Non-cash share-based compensation (Note 13)	15,154	18,865
Deferred tax benefit	(778)	(299)
Gain on sale of property and other, net	(596)	(1,529)
Share of (income) loss of equity method investments	(4,411)	(2,426)
Amortization of debt issuance costs	2,110	3,471
Loss on debt extinguishment	3,278	—
PIK interest (settled), net of non-cash interest	27,908	25,663
Distributions from equity method investees	162	596
Foreign exchange (gain) loss, net	(3,899)	128,160
Changes in assets and liabilities:
Accounts receivable	(22,110)	(14,986)
Inventories	2,465	(12,509)
Operating leases, net	5,558	30,283
Other operating assets	(25,212)	(31,670)
Deferred revenue	7,467	26,341
Accounts payable and accrued and other liabilities	8,904	31,210
Net cash provided by operating activities	30,476	38,106
Cash flows from investing activities
Purchase of property and equipment	(50,440)	(62,989)
Proceeds from sale of assets	1,368	665
Purchase of intangible assets	(13,989)	(17,628)
Property and casualty insurance proceeds received	148	338
Net cash used in investing activities	(62,913)	(79,614)
Cash flows from financing activities
Repayment of borrowings (Note 11)	(117,350)	(533)
Payment for debt extinguishment costs (Note 11)	(1,686)	—
Issuance of related party loans	—	3,217
Proceeds from borrowings (Note 11)	140,000	105,795
Payments for debt issuance costs	(2,822)	(1,860)
Principal payments on finance leases	(221)	(431)
Principal payments on financing obligation	—	(1,175)
Distributions to noncontrolling interests	(390)	(771)
Purchase of treasury stock (Note 14)	(12,000)	(34,802)
Additional IPO costs	—	(269)
Net cash provided by financing activities	5,531	69,171
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(97)	(13,224)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(27,003)	14,439
Cash, cash equivalents and restricted cash
Beginning of period	190,043	220,662
End of period	$163,040	$235,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 39 weeks ended October 1, 2023 and October 2, 2022

	For the 39 Weeks Ended
(in thousands)	October 1, 2023	October 2, 2022
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	162,540	227,896
Restricted cash	500	7,205
Cash, cash equivalents and restricted cash as of October 1, 2023 and October 2, 2022	$163,040	$235,101
Supplemental disclosures:
Cash paid for interest	$24,004	$22,504
Cash paid for income taxes	3,027	138
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	79,631	101,640
Acquisitions of property and equipment under finance leases	33	11,357
Accrued capital expenditures	11,736	7,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

1.
Nature of the Business

Soho House & Co Inc. is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the Soho House & Co Inc. platform to both work and socialize, to connect, create, have fun and drive a positive change. Our members engage with us through our global portfolio of 42 Soho Houses, 9 Soho Works Clubs, The Ned hotels, the LINE and Saguaro hotels in North America, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

The results of operations for the 13- and 39-week periods ended October 1, 2023 and October 2, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The unaudited condensed consolidated statement of operations for the 13 weeks and 39 weeks ended October 2, 2022 include the correction of an error related to the Company’s unaudited condensed consolidated financial statements as of and for the 13 weeks ended April 3, 2022 ("Q1 2022"), and the consolidated financial statements as of and for the 52 weeks ended January 2, 2022 ("Fiscal 2021"), 53 weeks ended January 3, 2021 ("Fiscal 2020"), and 52 weeks ended December 29, 2019 ("Fiscal 2019"). The error relates to the correction of the estimation of the historical operating lease liabilities which resulted in the overstatement of operating lease expenses with a cumulative impact of $6 million for the 13 weeks ended April 3, 2022. The correction of this cumulative error is presented within In-House operating expenses in the unaudited condensed consolidated statement of operations for the 39 weeks ended October 2, 2022.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

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

	As of
(in thousands)	October 1, 2023	January 1, 2023
Cash and cash equivalents	$8,191	$7,941
Accounts receivable	598	1,823
Inventories	16	19
Prepaid expenses and other current assets	3,092	3,283
Total current assets	11,897	13,066
Property and equipment, net	29,101	32,288
Operating lease assets	99,866	99,717
Other intangible assets, net	377	284
Other non-current assets	5,945	181
Total assets	147,186	145,536
Accounts payable	218	337
Accrued liabilities	6,764	8,131
Indirect and employee taxes payable	1,281	1,548
Current portion of debt, net of debt issuance costs	24,818	24,612
Current portion of operating lease liabilities - sites trading more than one year	5,873	4,362
Other current liabilities	5,639	4,153
Total current liabilities	44,593	43,143
Operating lease liabilities, net of current portion - sites trading more than one year	112,923	115,182
Total liabilities	157,516	158,325
Net liabilities	$(10,330)	$(12,789)

4.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. There have been no changes in the Company’s equity method investment ownership interests in existing entities and no new equity method investments since January 1, 2023. Under applicable guidance for VIEs, the Company determined that its investments in the following entities are VIEs:

Toronto Joint Venture

On March 28, 2012, the Company and two unrelated investors (“Toronto Partners”) formed Soho House Toronto to own and operate a House in Toronto, Canada. The Company is responsible for managing the development and operations of the property with key operating decisions requiring joint approval with the Toronto Partners.

56-60 Redchurch Street, London Joint Venture

On July 6, 2015, the Company and a related party investor (“Raycliff Partner”) formed Raycliff Red LLP (“Club Row Rooms”) to develop and operate a hotel at 58-60 Redchurch Street intended to provide additional members’ accommodation to the nearby Shoreditch House in London. This was later extended to include 56 Redchurch Street under the same terms. The Company is responsible for managing the operations of the property

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022 and the Raycliff Partner is responsible for managing the building.

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

Summarized Financial Information

The following table presents summarized financial information for all unconsolidated equity method investees. The Company’s maximum exposure to losses related to its equity method investments is limited to its ownership interests.

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenues	$14,180	$12,382	$39,657	$34,300
Operating income (loss)	4,070	3,183	11,527	8,007
Net income (loss)(1)	2,581	1,392	8,092	4,207

(1)
The net income (loss) shown above relates entirely to continuing operations.
5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across the Americas, Europe, and Asia, which includes 34 equipment leases. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25-year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of October 1, 2023, the Company recognized right-of-use assets and lease liabilities for 139 operating leases and 4 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise such option.

The maturity of the Company’s operating and finance lease liabilities as of October 1, 2023 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2023	$34,259	$1,440
2024	145,191	5,794
2025	149,167	5,833
2026	150,335	5,756
2027	141,763	5,746
Thereafter	1,726,947	218,348
Total undiscounted lease payments	2,347,662	242,917
Present value adjustment	(1,045,811)	(165,877)
Total net lease liabilities	$1,301,851	$77,040

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Straight-line rent expense recognized as part of In-House operating expenses for operating leases was $37 million and $34 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $110 million and $99 million for the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

For the 13 weeks ended October 1, 2023 and October 2, 2022, the Company recognized amortization expense related to the right-of-use asset for finance leases of less than $1 million and less than $1 million, respectively, and interest expense related to finance leases of $1 million and $1 million, respectively. For the 39 weeks ended October 1, 2023 and October 2, 2022, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and $1 million, respectively, and interest expense related to finance leases of $4 million and $4 million, respectively. There were no material variable lease payments for finance leases for the 13 weeks ended October 1, 2023 and October 2, 2022.

New Houses typically have a maturation profile that commences sometime after the lease commencement date used in the determination of the lease accounting in accordance with Topic 842. The unaudited condensed consolidated balance sheets set out the operating lease liabilities split between sites trading less than one year and sites trading more than one year. “Sites trading less than one year” and “sites trading more than one year”

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022 reference sites that have been open (as measured from the date the site first accepted a paying guest) for a period less than one year from the balance sheet date and those that have been open for a period longer than one year from the balance sheet date.

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 39 Weeks Ended
(in thousands)	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(103,386)	$(83,271)
Interest payments for finance leases	(4,159)	(3,656)
Cash flows from financing activities:
Principal payments for finance leases	$(221)	$(431)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$79,631	$101,640
Acquisitions of property and equipment under finance leases	$33	$11,357

The following summarizes additional information related to operating and finance leases:

	As of
	October 1, 2023	October 2, 2022
Weighted-average remaining lease term
Finance leases	42 years	43 years
Operating leases	16 years	17 years
Weighted-average discount rate
Finance leases	7.29%	7.29%
Operating leases	7.87%	7.95%

As of October 1, 2023, the Company has entered into 14 operating lease agreements that are signed but have not commenced. Of these, 10 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2023, 2024, 2025, 2026 and 2027. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2023, 2024, 2025, 2026 and 2027 will be $84 million, $393 million, $63 million, $334 million and $390 million, respectively, with weighted-average expected lease terms of 20 years, 20 years, 21 years, 22 years and 15 years for leases commencing in fiscal years ended 2023, 2024, 2025, 2026 and 2027, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases signed but not commenced:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments
Remainder of 2023	$262
2024	5,502
2025	19,293
2026	26,402
2027	55,007
Thereafter	1,158,004
Total undiscounted lease payments expected for leases signed but not commenced	$1,264,470

6.
Revenue Recognition

Disaggregated revenue disclosures by reportable segments for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022 are included in Note 17, Segments. Revenue from membership fees, legacy one-time registration fees, house introduction credits and build-out contracts are the only arrangements for which revenue is recognized over time.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending October 1, 2023:

(in thousands)	Next twelve months from October 1, 2023	Future periods
Membership and registration fees	$95,274	$25,772
Total future revenues	$95,274	$25,772

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	October 1, 2023	January 1, 2023
Contract receivables	$64,589	$42,215
Contract assets	4,839	9,344
Contract liabilities	151,976	130,975

Contract assets consist of accrued unbilled income related to build-out contracts and are recognized in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $30 million and $27 million during the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $95 million and $65 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods which are externally sourced. Raw materials and service stock and supplies totaled $25 million and $19 million as of October 1, 2023 and January 1, 2023, respectively. Finished goods totaled $31 million and $39 million as of October 1, 2023 and January 1, 2023, respectively.

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	October 1, 2023	January 1, 2023
Amounts owed by equity method investees	$1,431	$1,492
Prepayments and accrued income	43,434	27,416
Contract assets	4,839	9,344
Other receivables	67,294	52,849
Total prepaid expenses and other current assets	$116,998	$91,101

8.
Property and Equipment, Net

Additions totaled $18 million and $26 million during the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $47 million and $64 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively, and were primarily related to leasehold improvements and fixtures and fittings for existing sites and sites under development.

9.
Goodwill

A summary of goodwill for each of the Company’s applicable reportable segments from January 1, 2023 to October 1, 2023 is as follows:

(in thousands)	UK	North America	Europe and RoW	Total
January 1, 2023	$89,975	$47,446	$62,225	$199,646
Foreign currency translation adjustment	752	—	(705)	47
October 1, 2023	$90,727	$47,446	$61,520	$199,693

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

10.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	October 1, 2023	January 1, 2023
Accrued interest	$721	$440
Hotel deposits	16,694	11,758
Trade, capital and other accruals	76,653	71,914
Total accrued liabilities	$94,068	$84,112

11.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	October 1, 2023	January 1, 2023
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$599,400	$570,712
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2024 (see additional description below)	24,818	24,612
Other loans (see additional description below)	9,278	10,197
	633,496	605,521
Less: Current portion of long-term debt	(25,887)	(25,617)
Total long-term debt, net of current portion	$607,609	$579,904

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	October 1, 2023	January 1, 2023
Term loan, interest at 5.34%, maturing February 6, 2024	$—	$54,614
Mezzanine loan, interest at 7.25%, maturing February 6, 2024	—	61,573
Term loan, interest at 6.99%, maturing June 1, 2033	136,991	—
Total property mortgage loans	$136,991	$116,187

The weighted-average interest rate on fixed rate borrowings was 8% as of October 1, 2023 and 8% as of January 1, 2023. There were no outstanding floating rate borrowings as of October 1, 2023 or as of January 1, 2023.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility refer to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. As of October 1, 2023, the facility remains undrawn with £71 million ($86 million) available to draw under this facility and £4 million ($5 million) utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of less than $1 million and $1 million on this facility during the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $1 million and $2 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures, following the extensions described below, at the earliest of: (a) September 29, 2024; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the two individuals may determine in their sole discretion. The carrying amount of the term loan was £20 million ($25 million) and £20 million ($25 million) as of October 1, 2023 and January 1, 2023, respectively. The Company incurred interest expense of $1 million and $2 million on this facility during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively. On March 3, 2023, this loan was subsequently extended and the maturity date is now September

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

29, 2024. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months).

In January 2018, the Company entered into leases in connection with its Greek Street properties. As part of these leases, the landlord has funded a principal amount of £5 million ($7 million), which represents costs paid directly by the landlord which will be repaid by the Company. Amounts funded by the landlord prior to the lease inception date were initially reflected as accrued liabilities and subsequently converted into long-term debt upon execution of the respective agreements. The Greek Street loans carry interest of 7.5%, are due for repayment in January 2028 and are unsecured. The Company incurred interest expense of less than $1 million during each of the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

On March 31, 2021, Soho House Bond Limited issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for an aggregate amount of up to $100 million which were issued for the full amount on March 9, 2022 (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $13 million and $12 million on the Senior Secured Notes during the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $38 million and $34 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of October 1, 2023	Applicable interest rate as of October 1, 2023
Greek Street loan	£	January 2028	$3,009	7.5%
Compagnie de Phalsbourg credit facility	€	January 2025	5,479	7%
Greek government loan	€	July 2025	794	3.1%

Property Mortgage Loans

In March 2014, the Company completed a freehold property acquisition of the Soho Beach House Miami Property. In May 2023, the Company refinanced the existing term loan of $55 million, interest at 5.34%, and mezzanine loan of $62 million, interest at 7.25% with a new $140 million loan agreement with JP Morgan Chase Bank, National Association and Citi Real Estate Funding Inc. As a result of the debt extinguishment of the existing term loan and mezzanine loan, the Company recognized a loss on extinguishment of debt of $3 million which is reported in interest expense, net on the condensed consolidated statements of operations for the 39 weeks ended October 1, 2023. The new term loan is secured with a recorded and insured first priority mortgage on Soho Beach House Miami Property as well as first priority security interests in all collateral related to the property. The new term loan matures in June 2033 and bears interest at 6.99%.

The Company incurred interest expense of $2 million and $3 million on the new term loan during the 13 weeks and 39 weeks ended October 1, 2023. The Company incurred interest expense of $2 million and $2 million on these property mortgage loans during the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $6 million and $6 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans as of October 1, 2023:

(in thousands)
Remainder of 2023	$672
2024	25,534
2025	7,032
2026	803
2027	606,610
Thereafter	140,000
$780,651

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

12.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of October 1, 2023 or January 1, 2023.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the debt as of October 1, 2023 and January 1, 2023 using a discounted cash flow analysis, except for the property mortgage loan as of October 1, 2023. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of October 1, 2023 and January 1, 2023. The Company believes that the carrying value of the property mortgage loan (excluding debt issuance costs of $3 million as of October 1, 2023) closely approximate the fair value of such term loan given the proximity of the initial issuance of the property mortgage loan to the period-end date.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2024 and thereafter:

(in thousands)	Carrying Value	Fair Value
October 1, 2023
Senior Secured Notes	$599,400	$578,200
Property mortgage loan	136,991	140,000
Other loans	9,278	8,847
	$745,669	$727,047

(in thousands)	Carrying Value	Fair Value
January 1, 2023
Senior Secured Notes	$570,712	$545,362
Property mortgage loans	116,187	113,066
Other loans	10,197	9,647
	$697,096	$668,075

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

13.
Share-Based Compensation

In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees. The awards are settled in SHHL ordinary D shares and the Company can grant up to 9,978,143 ordinary D shares of SHHL under the 2020 Plan. In connection with the IPO in July 2021, 25% of the outstanding awards accelerated in accordance with the original plan and all of the outstanding awards were exchanged into awards that will be settled in Class A common stock of SHCO. As a result of the exchange, 7,127,246 SHHL SARs were converted into 6,023,369 SHCO SARs and 2,850,897 SHHL Growth Shares were converted into 781,731 SHCO restricted stock awards. The exchanged awards are subject to the same vesting conditions as the original awards. As of October 1, 2023 and January 1, 2023, there were 4,298,766 and 5,290,719 SARs outstanding under the 2020 Plan, respectively. As of October 1, 2023 and January 1, 2023, there were zero and 146,574 SHCO restricted stock awards outstanding under the 2020 Plan, respectively.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of nonqualified stock options, SARs, and RSUs or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available will increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022. As of October 1, 2023, there were 3,997,929 shares available for future awards. The Company granted 3,113,109 SARs under the 2021 Plan during the 39 weeks ended October, 1 2023. As of October 1, 2023, there were 2,850,853 SARs outstanding under the 2021 Plan. The Company granted 837,440 RSUs during the 39 weeks ended October 1, 2023. As of October 1, 2023 and January 1, 2023, there were 2,533,718 and 2,998,865 RSUs outstanding under the 2021 Plan, respectively.

In December 2022, the Company modified the exercise prices for certain outstanding SARs to be $4.00 per share. As a result, the Company accounted for the modification as a Type I modification, resulting in $2 million of incremental fair value, of which $1 million was recorded immediately.

In August 2023, in conjunction with the anticipated departure of an employee, the Company modified the employee's outstanding SARs under the 2020 Plan and all outstanding RSUs to be accelerated as of the separation date of December 29, 2023. Management deemed the extension of contractual terms for vested SARs and the acceleration of vesting for SARs and RSUs to be a Type I and Type III modification, respectively, which resulted in $2 million of incremental compensation expense to be recognized through the separation date.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

Share-based compensation during the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
SARs	$1,331	$1,665	$6,798	$5,876
Restricted stock awards (Growth Shares)	237	550	1,101	1,853
RSUs	1,762	3,143	6,489	9,234
Type III modification	766	1,902	766	1,902
Employer-related payroll expense(1)	587	518	1,032	990
Total share-based compensation expense	4,683	7,778	16,186	19,855
Tax benefit for share-based compensation expense	—	—	—	—
Share-based compensation expense, net of tax	$4,683	$7,778	$16,186	$19,855

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

The weighted-average assumptions used in valuing SARs and restricted stock awards (previously zero granted as Growth Shares) granted during each period are set forth in the following table:

	For the 39 Weeks Ended October 1, 2023	For the Fiscal Year Ended January 1, 2023
Expected average life(1)	1.70 - 5.56 years	3.92 - 6.30 years
Expected volatility(2)	55 - 59%	56%
Risk-free interest rate(3)	3.54 - 5.14%	3.78 - 4.25%
Expected dividend yield(4)	0.00%	0.00%
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

As of October 1, 2023, total compensation expense not yet recognized is as follows:

•
With respect to the unvested SARs issued under the 2020 Plan and 2021 plans, approximately $3 million, which is expected to be recognized over a weighted average period of 1.35 years; and
•
With respect to the unvested RSUs issued under the 2021 Plan, approximately $14 million, which is expected to be recognized over a weighted-average period of 1.77 years.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

The tables below present changes in each class of the Company’s common stock, as applicable:

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 2, 2022	61,029,730	141,500,385
Shares repurchased	(324,972)	—
RSUs vested	506,990	—
As of April 3, 2022	61,211,748	141,500,385
Shares repurchased	(2,254,505)	—
As of July 3, 2022	58,957,243	141,500,385
Shares repurchased	(2,362,083)	—
RSUs vested	502,305	—
As of October 2, 2022	57,097,465	141,500,385

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 1, 2023	53,722,597	141,500,385
Shares issued related to share-based compensation	368,349	—
As of April 2, 2023	54,090,946	141,500,385
Shares issued related to share-based compensation	336,564	—
As of July 2, 2023	54,427,510	141,500,385
Shares issued related to share-based compensation	809,948	—
Shares repurchased	(2,000,000)
As of October 1, 2023	53,237,458	141,500,385

Stock Repurchases

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

On September 20, 2023, the Company repurchased 2 million shares of its Class A common stock from its Founder and director Nick Jones for $12 million. The privately negotiated transaction was approved by the board of directors. The shares are now held as treasury shares by the Company.

Loss Per Share

The Company computes loss per share using the two-class method. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock.

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands except share and per share amounts)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income (loss) attributable to Soho House & Co Inc.	$(42,362)	$(91,668)	$(60,958)	$(234,106)
Adjusted net loss attributable to Class A and Class B common stockholders	(42,362)	(91,668)	(60,958)	(234,106)
Weighted average shares outstanding for basic and diluted loss per share for Class A and Class B common stockholders	196,153,371	199,390,524	195,745,787	201,020,845
Basic and diluted loss per share	$(0.22)	$(0.46)	$(0.31)	$(1.16)

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

16.
Income Taxes

For the 13 weeks and 39 weeks ended October 1, 2023, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

. Full valuation allowances have been recorded against the incremental deferred tax assets recognized for tax losses, share-based compensation, and excess interest in the U.K., U.S. and Hong Kong. The level of unrecognized tax benefits has increased by $8 million and $23 million in the 13 weeks and 39 weeks ended October 1, 2023, respectively. There is no impact on the Company’s effective tax rate for the 13 weeks and 39 weeks ended October 1, 2023 as there is a corresponding reduction in the valuation allowance applied for the period.

The effective tax rate for the 13 weeks ended October 1, 2023 was (11.30)%, compared to (3.41)% for the 13 weeks ended October 2, 2022. The effective tax rate for the 39 weeks ended October 1, 2023 was (9.91)% compared to (1.32)% for the 39 weeks ended October 2, 2022. The effective tax rate for the 13 weeks and 39 weeks ended October 1, 2023 differs from the US statutory rate of 21% primarily due to current mix of positive and negative earnings in the various jurisdictions the Company operates in and valuation allowances which reduce the amount of tax benefit recognized on the pretax book loss. As a result, the Company is calculating current tax charges in the profitable jurisdictions over a consolidated loss for the 13 weeks ended October 1, 2023.

17.
Segments

The Company’s core operations comprise of Houses and restaurants across a number of territories, which are managed on a geographical basis. There is a segment managing director for each of North America, and the UK, Europe and Rest of the World (“RoW”) who is responsible for Houses, hotels and restaurants in that region. Each operating segment manager reports directly to the Company’s Chief Operating Decision Maker (“CODM”), which is comprised of the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer - Americas combined. In addition to Houses and restaurants, the Company offers other products and services, such as retail, home & beauty products and services, which is comprise its Retail operating segment; access to Soho Works collaboration spaces across the UK and North America, which comprise its Soho Works operating segment; and memberships for people who live in cities where physical Houses do not exist, which comprise its Cities Without Houses operating segment. The Retail, Soho Works, and Cities Without Houses operating segments also have segment managers which report directly to the CODM and are managed separately from the Houses and hotels in each region.

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

The following tables present disaggregated revenue for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

	For the 13 Weeks Ended October 1, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$45,195	$27,114	$12,019	$84,328	$12,205	$96,533
In-House revenues	44,780	45,539	32,697	123,016	65	123,081
Other revenues	16,222	21,061	29,453	66,736	28,787	95,523
Total segment revenue	106,197	93,714	74,169	274,080	41,057	315,137
Elimination of equity accounted revenue	(3,533)	(2,159)	(8,488)	(14,180)	—	(14,180)
Consolidated revenue	$102,664	$91,555	$65,681	$259,900	$41,057	$300,957

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

	For the 13 Weeks Ended October 2, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$36,902	$19,469	$8,239	$64,610	$9,118	$73,728
In-House revenues	47,380	40,313	27,612	115,305	—	115,305
Other revenues	16,703	16,906	25,506	59,115	30,280	89,395
Total segment revenue	100,985	76,688	61,357	239,030	39,398	278,428
Elimination of equity accounted revenue	(3,663)	(1,833)	(6,886)	(12,382)	—	(12,382)
Consolidated revenue	$97,322	$74,855	$54,471	$226,648	$39,398	$266,046

	For the 39 Weeks Ended October 1, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$130,548	$76,292	$33,527	$240,367	$34,819	$275,186
In-House revenues	148,183	135,137	93,738	377,058	65	377,123
Other revenues	55,192	54,108	42,035	151,335	81,102	232,437
Total segment revenue	333,923	265,537	169,300	768,760	115,986	884,746
Elimination of equity accounted revenue	(11,480)	(5,754)	(22,423)	(39,657)	—	(39,657)
Consolidated revenue	$322,443	$259,783	$146,877	$729,103	$115,986	$845,089

	For the 39 Weeks Ended October 2, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$99,960	$55,105	$22,632	$177,697	$25,991	$203,688
In-House revenues	138,113	120,003	64,559	322,675	—	322,675
Other revenues	52,095	43,120	36,845	132,060	77,701	209,761
Total segment revenue	290,168	218,228	124,036	632,432	103,692	736,124
Elimination of equity accounted revenue	(10,770)	(5,549)	(17,981)	(34,300)	—	(34,300)
Consolidated revenue	$279,398	$212,679	$106,055	$598,132	$103,692	$701,824

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

The following tables present the reconciliation of reportable segment adjusted EBITDA to total consolidated segment revenue and the reconciliation of net loss to adjusted EBITDA:

	For the 13 Weeks Ended October 1, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$102,664	$91,555	$65,681	$259,900	$41,057	$300,957
Total segment operating expenses	(75,016)	(78,265)	(49,560)	(202,841)	(43,796)	(246,637)
Share of equity method investments adjusted EBITDA	697	450	1,410	2,557	-	2,557
Reportable segments adjusted EBITDA	28,345	13,740	17,531	59,616	(2,739)	56,877
Unallocated corporate overhead						(8,098)
Consolidated adjusted EBITDA						48,779
Depreciation and amortization						(24,516)
Interest expense, net						(18,799)
Income tax expense						(4,208)
Gain on sale of property and other, net						7
Share of income of equity method investments						1,953
Foreign exchange						(30,698)
Pre-opening expenses						(5,093)
Non-cash rent						(1,317)
Deferred registration fees, net						465
Share of equity method investments adjusted EBITDA						(2,557)
Share-based compensation expense						(4,683)
Other expenses, net						(783)
Net loss						$(41,450)

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

	For 13 Weeks Ended October 2, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$97,322	$74,855	$54,471	$226,648	$39,398	$266,046
Total segment operating expenses	(81,309)	(66,320)	(42,861)	(190,490)	(39,505)	(229,995)
Share of equity method investments adjusted EBITDA	496	187	1,295	1,978	—	1,978
Reportable segments adjusted EBITDA	16,509	8,722	12,905	38,136	(107)	38,029
Unallocated corporate overhead						(10,358)
Consolidated adjusted EBITDA						27,671
Depreciation and amortization						(26,971)
Interest expense, net						(18,453)
Income tax expense						(3,013)
Loss on sale of property and other, net						(12)
Share of income of equity method investments						686
Foreign exchange						(53,910)
Pre-opening expenses						(2,555)
Non-cash rent						(4,654)
Deferred registration fees, net						489
Share of equity method investments adjusted EBITDA						(1,978)
Share-based compensation expense (1)						(3,980)
Other expenses, net (1)						(4,693)
Net loss						$(91,373)
(1)
Other expenses, net includes a $4 million share-based compensation expense incurred related to the departure of the former Chief Operating Officer of the Company for the 13 weeks and 39 weeks ended October 2, 2022. This balance is reported within Share-based compensation expense in the unaudited condensed consolidated statement of operations for the 13 and 39 weeks ended October 2, 2022.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

	For the 39 Weeks Ended October 1, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$322,443	$259,783	$146,877	$729,103	$115,986	$845,089
Total segment operating expenses	(248,332)	(212,048)	(125,880)	(586,260)	(124,742)	(711,002)
Share of equity method investments adjusted EBITDA	2,202	928	4,135	7,265	—	7,265
Reportable segments adjusted EBITDA	76,313	48,663	25,132	150,108	(8,756)	141,352
Unallocated corporate overhead						(26,642)
Consolidated adjusted EBITDA						114,710
Depreciation and amortization						(74,229)
Interest expense, net						(59,527)
Income tax expense						(5,386)
Gain on sale of property and other, net						596
Share of income of equity method investments						4,411
Foreign exchange						3,899
Pre-opening expenses						(14,293)
Non-cash rent						(6,198)
Deferred registration fees, net						1,391
Share of equity method investments adjusted EBITDA						(7,265)
Share-based compensation expense						(16,186)
Other expenses, net						(1,676)
Net loss						$(59,753)

	For 39 Weeks Ended October 2, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$279,398	$212,679	$106,055	$598,132	$103,692	$701,824
Total segment operating expenses	(229,118)	(178,043)	(96,715)	(503,876)	(109,338)	(613,214)
Share of equity method investments adjusted EBITDA	1,783	579	3,320	5,682	—	5,682
Reportable segments adjusted EBITDA	52,063	35,215	12,660	99,938	(5,646)	94,292
Unallocated corporate overhead						(32,275)
Consolidated adjusted EBITDA						62,017
Depreciation and amortization						(72,490)
Interest expense, net						(52,948)
Income tax expense						(3,070)
Gain on sale of property and other, net						1,529
Share of income of equity method investments						2,426
Foreign exchange						(128,160)
Pre-opening expenses						(10,328)
Non-cash rent(1)						(5,644)
Deferred registration fees, net						(1,393)
Share of equity method investments adjusted EBITDA						(5,682)
Share-based compensation expense(2)						(16,057)
Other expenses, net(2)						(5,754)
Net loss						$(235,554)

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies—Basis of Presentation.
(2)
Other expenses, net includes a $4 million share-based compensation and severance expense incurred related to the departure of the former Chief Operating Officer of the Company for the 13 weeks and 39 weeks ended October 2, 2022. This balance is reported within Share-based compensation expense in the unaudited condensed consolidated statement of operations for the 13 and 39 weeks ended October 2, 2022.

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income (loss)	$(41,450)	$(91,373)	$(59,753)	$(235,554)
Depreciation and amortization	24,516	26,971	74,229	72,490
Interest expense, net	18,799	18,453	59,527	52,948
Income tax expense (benefit)	4,208	3,013	5,386	3,070
EBITDA	6,073	(42,936)	79,389	(107,046)
Loss (gain) on sale of property and other, net	(7)	12	(596)	(1,529)
Share of income of profit method investments	(1,953)	(686)	(4,411)	(2,426)
Foreign exchange (gain) loss, net	30,698	53,910	(3,899)	128,160
Pre-opening expenses (1)	5,093	2,555	14,293	10,328
Non-cash rent (2)	1,317	4,654	6,198	5,644
Deferred registration fees, net	(465)	(489)	(1,391)	1,393
Share of equity method investments adjusted EBITDA	2,557	1,978	7,265	5,682
Share-based compensation expense (3)	4,683	3,980	16,186	16,057
Other expenses, net (3)(4)	783	4,693	1,676	5,754
Adjusted EBITDA	$48,779	$27,671	$114,710	$62,017

(1)
The entire balance of these costs is related to pre-opening activities for our Houses in each of the periods presented.
(2)
The non-cash rent balance for the 39 weeks ended October 2, 2022 includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.
(3)
Other expenses, net includes a $4 million share-based compensation and severance expense incurred related to the departure of the former Chief Operating Officer of the Company for the 13 weeks and 39 weeks ended October 2, 2022. This balance is reported within Share-based compensation expense in the unaudited condensed consolidated statement of operations for the 13 and 39 weeks ended October 2, 2022.
(4)
Represents other items included in operating expenses, which are outside the normal scope of the Company’s ordinary activities or non-cash, including expenses incurred in respect of membership credits of less than $1 million and less than $1 million for the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of October 1, 2023 and January 1, 2023. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	October 1, 2023	January 1, 2023
Long-lived assets by geography
North America	$935,430	$901,505
United Kingdom	503,324	509,221
Europe	303,880	297,247
Asia	51,526	46,236
Total long-lived assets	$1,794,160	$1,754,209

18.
Related Party Transactions

The amounts owed by (to) equity method investees due within one year are as follows:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022

	As of
(in thousands)	October 1, 2023	January 1, 2023
Soho House Toronto Partnership	$720	$1,015
Raycliff Red LLP	(5,146)	(4,169)
Mirador Barcel S.L.	(925)	(499)
Little Beach House Barcelona S.L.	(281)	(313)
Mimea XXI S.L.	711	477
	$(4,921)	$(3,489)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Through Soho Works 875 Washington, LLC, we are a party to a property lease agreement dated April 19, 2019, for 875 Washington Street, New York with 875 Washington Street Owner, LLC, an affiliate of Raycliff Capital, LLC controlled by a member of the SHCO board of directors. The handover of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years until March 31, 2036, with further options to extend. The total operating lease right-of-use asset and liability associated with this property were $43 million and $55 million, respectively, as of October 1, 2023 and $44 million and $56 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $2 million and $2 million in the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $5 million and $5 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 25 years until March 31, 2040. The operating right-of-use asset and liability associated with this lease are $17 million and $21 million as of October 1, 2023, respectively, and $17 million and $21 million as of January 1, 2023, respectively. Rent expense associated with this lease totaled $1 million and $1 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $2 million and $2 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019, for 137 Ludlow Street, New York with 137 Ludlow Gardens LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $15 million, respectively, as of October 1, 2023 and $9 million and $15 million, respectively, as of January 1, 2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $1 million and $1 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

The Company leases the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The operating lease right-of-use asset and liability associated with this lease were $64 million and $68 million, respectively, as of October 1, 2023 and $65 million and $69 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $4 million and $4 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of SHCO. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $20 million and $22 million, respectively, as of October 1, 2023 and $21 million and $22 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $2 million and $2 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of The Yucaipa Companies LLC, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $6 million and $7 million, respectively, as of October 1, 2023 and $7 million and $7 million, respectively as of January 1, 2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $1 million and $1 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

The Company leases a property from GHPSI, LLC in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. GHPSI’s ultimate parent entity is GHREP, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $14 million and $14 million, respectively, as of October 1, 2023 and $14 million and $14 million, respectively, as of January 1, 2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $1 million and less than $1 million for the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

The Company leases the Soho House Stockholm property located at Majorsgatan 5, Stockholm, Sweden from Majorsbolaget AB, an affiliate of The Yucaipa Companies LLC. This lease commenced on December 8, 2022. This lease runs for a term of 15 years. The operating lease right-of-use asset

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 1, 2023 and January 1, 2023 and for the 13 weeks and 39 weeks ended October 1, 2023 and October 2, 2022 and liability associated with this lease were $26 million and $26 million, respectively, as of October 1, 2023 and $28 million and $28 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $1 million and $2 million for the 13 weeks and 39 weeks ended October 1, 2023, respectively.

Ned-Soho House, LLP received management fees, development fees and cost reimbursements from The Ned totaling $2 million and less than $1 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $4 million and $2 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

The Company received management fees from an affiliate of The Yucaipa Companies LLC related to the operations of The Ned New York, which opened in June 2022, totaling less than $1 million and less than $1 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $1 million and less than $1 million for the 39 weeks ended October 1, 2023 and October 2, 2022, respectively. The Company received management fees and cost reimbursements from affiliates of the Company related to the operations of The Ned Doha, which opened in November 2022, totaling $1 million and $2 million for the 13 weeks and 39 weeks ended October 1, 2023, respectively.

The Company received management fees under our hotel management contract for the operation of the LINE and Saguaro hotels from an affiliate of The Yucaipa Companies LLC. These fees amounted to $2 million and $3 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $6 million and $7 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

Fees from the provision of Soho House Design services were received from affiliates of the Company totaled less than $1 million and $3 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and $1 million and $8 million during the 39 weeks ended October 1, 2023 and October 2, 2022, respectively. Costs incurred on behalf of affiliates of the Company in connection to the provision of Soho House Design services totaled less than $1 million and $2 million for the 13 weeks ended October 1, 2023 and October 2, 2022, respectively, and less than $1 million and $4 million for the 39 weeks ended October 1, 2023 and October 2, 2022, respectively.

As of October 1, 2023, the Company is owed $4.8 million, classified as other receivables within the prepaid expenses and other current assets financial statement line item, from the affiliates of The Yucaipa Companies LLC in respect of certain reimbursable payments for Houses that are under development.

In September 2023, the Company repurchased 2,000,000 shares of its Class A common stock from its Founder and director Nick Jones in a privately negotiated transaction for $12 million. These shares are held by the Company as Treasury shares by the Company.

19.
Subsequent Events

Temporary Closure of Soho House Tel Aviv

As a result of the ongoing conflict in Israel, which began after the reporting period on October 7, 2023, the Company has temporarily closed its House in Tel Aviv, Jaffa. During the closed period, the Company has continued to pay staff members and all existing Soho House Tel Aviv members are not being charged for their membership fees. The Company continues to monitor the situation closely.

Shares Issued

During October and November 2023, the Company issued a total of 279,261 shares of Class A common stock as a result of RSU awards scheduled vesting and SARs being exercised.

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

We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 28 years, we have significantly expanded our membership expertise and diversified our offerings—both physically and digitally. As of October 1, 2023, we have approximately 255,300 members (including approximately 184,500 Soho House members) who engage with us through our global portfolio of 42 Soho Houses, 9 Soho Works, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and the LINE and Saguaro hotels in North America also form part of Soho House & Co's wider portfolio.

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

The demand for our membership is also demonstrated by our large and growing global wait list, which as of October 1, 2023 stands at approximately 98,000. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a new US Every House annual membership fee of approximately $4,500, providing access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (26 years old and younger) and “Millennials” (27- to 42-year-olds) constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenue.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

In 2017, we introduced a new type of Soho House membership known as Cities Without Houses (“CWH”), which opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth, which we have employed to open new Houses in certain locations, including Copenhagen, Denmark (July 2022), Stockholm, Sweden (December 2022), Bangkok, Thailand (February 2023) and Mexico City, Mexico (September 2023). As of October 1, 2023, we had approximately 9,100 CWH members across 80 cities.

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. To respond to this audience, we launched Soho Friends in November 2020 for an annual subscription cost of approximately $130. We offer access to physical spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of October 1, 2023, we had 64,614 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

Soho Home

Soho Home was created as a result of the consistent requests from our members to recreate the look and feel of the Houses in their own homes. Soho Home is an interiors and lifestyle retail brand that offers handcrafted furniture, lighting, textiles, tableware and accessories mostly through e-commerce. Over the past few years, we have transformed Soho Home into a high growth retail business. At the beginning of August 2022, we merged our SOHO HOME+ membership into Soho Friends.

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

Beginning with one location in London, we have since opened eight additional sites in London, New York and Los Angeles over the last two years and as of October 1, 2023, we had 6,096 members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership fee ranges from $400 to $750 per month, depending on membership type.

Scorpios Beach Club

Set in a cove on the southern tip of Mykonos, Scorpios offers a one of a kind beach experience with a well-established globally recognized brand. With a restaurant, terraces and daybeds, and a distinctive wellness offering, Scorpios enriches the lives of its guests who are looking to escape from their daily lives. We believe the Scorpios concept has significant potential to expand into additional locations as a key part of our platform and we expect to open additional sites in Tulum, Mexico and Bodrum, Turkey in 2024-25.

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader group of professional people. As of October 1, 2023, Ned’s Club London had approximately 3,000 members. In June 2022, The Ned NoMad in New York opened which covers 117,000 square feet and includes a Ned’s Club, Cecconi's restaurant, as well as 167 bedrooms. As of October 1, 2023, The Ned NoMad had approximately 1,500 members. The Ned in Doha opened in November 2022, which as of October 1, 2023 had approximately 300 members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The hotels that are currently operational are located in Los Angeles, Washington, Austin, Palm Springs, and San Francisco, and among them offer a variety of food and beverage offerings together with approximately 1,500 hotel rooms. We receive management fees under hotel management contract for the operation of these hotels. The transaction has broadened our geographic reach in North America.

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

NUMBER OF OTHER MEMBERS. Other members include members of Soho Works and Soho Friends are key to our growth strategy and enhancing our Soho House member experience. Like Adult Paying Members, other memberships are an integral part of our business and we believe will have an impact on our profitability and financial performance in the future.

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

KEY PERFORMANCE AND OPERATING METRICS

	As of
	October 1, 2023	October 2, 2022
	(Unaudited)
Number of Soho Houses	42	38
North America	15	13
United Kingdom	13	13
Europe/RoW	14	12
Number of Soho House Members	184,542	152,165
North America	67,664	57,221
United Kingdom	67,931	58,106
Europe/RoW	39,850	30,374
All Other	9,097	6,464
Number of Other Members	70,710	59,186
North America	19,239	16,200
United Kingdom	42,402	35,969
Europe/RoW	9,069	7,017
Number of Total Members	255,252	211,351
Number of Active App Users	187,759	156,769

	For the 13 Weeks Ended		For the 13 Weeks Ended		For the 39 Weeks Ended		For the 39 Weeks Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	Actuals		Constant Currency(1)		Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)				(Unaudited, dollar amounts in thousands, except percentages)
Operating income (loss)	$(20,403)	$(70,581)	$(20,403)	$(82,788)	$153	$(183,491)	$153	$(181,966)
Operating loss margin	(7)%	(27)%	(7)%	(27)%	0%	(26)%	0%	(26)%
House-Level Contribution	52,773	32,599	52,773	33,726	152,733	98,977	152,733	98,851
House-Level Contribution Margin	26%	19%	26%	19%	26%	21%	26%	21%
Other Contribution	27,995	19,753	27,995	20,845	53,235	37,094	53,235	37,005
Other Contribution Margin	28%	21%	28%	21%	21%	17%	21%	17%
Adjusted EBITDA	42,051	20,260	42,051	21,733	93,934	37,838	93,934	37,713
Percentage of total revenues	14%	8%	14%	8%	11%	5%	11%	5%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 weeks ended October 1, 2023 and October 2, 2022

The following table summarizes our results of operations for the 13 weeks ended October 1, 2023 and October 2, 2022 (in thousands, except percentages):

	For the 13 Weeks Ended
	October 1, 2023	October 2, 2022		October 2, 2022 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$93,279	$71,023	31%	$73,607	27%
In-House revenues	115,288	108,488	6%	113,018	2%
Other revenues	92,390	86,535	7%	91,686	1%
Total revenues	300,957	266,046	13%	278,311	8%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(146,480)	(139,212)	(5)%	(149,332)	2%
Other operating expenses (exclusive of depreciation and amortization)	(73,709)	(74,482)	1%	(79,897)	8%
General and administrative expenses	(35,564)	(30,807)	(15)%	(33,047)	(8)%
Pre-opening expenses	(5,093)	(2,555)	(99)%	(2,741)	(86)%
Depreciation and amortization	(24,516)	(26,971)	9%	(28,932)	15%
Share-based compensation	(4,683)	(7,778)	40%	(8,343)	44%
Foreign exchange gain (loss), net	(30,698)	(53,910)	43%	(57,829)	47%
Other, net	(617)	(912)	32%	(978)	37%
Total operating expenses	(321,360)	(336,627)	5%	(361,099)	11%
Operating income (loss)	(20,403)	(70,581)	71%	(82,788)	75%
Other (expense) income
Interest expense, net	(18,799)	(18,453)	(2)%	(19,794)	5%
Gain on sale of property and other, net	7	(12)	n/m	(13)	n/m
Share of income of equity method investments	1,953	686	n/m	736	n/m
Total other expense, net	(16,839)	(17,779)	5%	(19,071)	12%
Income (loss) before income taxes	(37,242)	(88,360)	58%	(101,859)	63%
Income tax expense	(4,208)	(3,013)	(40)%	(3,232)	(30)%
Net income (loss)	(41,450)	(91,373)	55%	(105,091)	61%
Net income (loss) attributable to noncontrolling interest	(912)	(295)	n/m	(316)	n/m
Net income (loss) attributable to Soho House & Co Inc.	$(42,362)	$(91,668)	54%	$(105,407)	60%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$300,957	$266,046	13%	8%
North America	102,664	$97,322	5%	5%
United Kingdom	91,555	$74,855	22%	14%
Europe/RoW	65,681	$54,471	21%	12%
All Other	41,057	$39,398	4%	(3)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$93,279	$71,023	31%	27%
North America	42,618	35,469	20%	20%
United Kingdom	25,122	19,469	29%	20%
Europe/RoW	9,865	6,967	42%	32%
All Other	15,674	9,118	72%	60%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 31% to $93,279 for the 13 weeks ended October 1, 2023 predominantly driven by an increase in Adult Paying Members of 21%, or 25,700, who joined after the end of the third quarter of fiscal 2022. Additionally, the Soho House Every House membership fee was increased at the start of fiscal 2022 which impacted existing Every House members on their renewal date throughout fiscal 2022. This increased Membership Revenue as compared to the third quarter in fiscal 2022 was driven by membership renewals which took place following this period as these are now at a higher price point in the third quarter of fiscal 2023 versus the comparative period.

All Soho House Adult paying fees were also increased in January 2023, with a mid single-digit price rise generally for existing members and a low double-digit increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $1,613, following the increase in the number of Soho Friends, with approximately 11,500 additional Non-House members in comparison to the end of the third quarter of fiscal 2022.

North America segment saw an increase in membership revenues of $7,149, or 20%, due to approximately 8,500, or 17% increase in Adult Paying Soho House members year-on-year, with the opening of Soho House Mexico City (September 2023) and Miami Pool House (December 2022), as well as growth across all existing Houses. The impact of the House membership fee increases noted above also contributed to the increase in Membership revenues year-on-year.

Our United Kingdom segment saw an increase in Membership revenues of $5,653, or 29% , due to approximately 8,500, or 17% increase in Adult Paying Soho House members, driven by growth in existing Houses, coupled with the impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the United Kingdom segment increased by $4,238, or 20%.

The Europe/RoW segment saw an increase in Membership revenues of $2,898, or 42%, due to approximately 7,000, or 38% increase in Adult paying members, predominantly from the opening of two new Houses in the second half of fiscal 2022; Copenhagen (July 2022) and Stockholm (December 2022), and the opening of Soho House Bangkok in February 2023, as well as the revenue impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/ROW segment increased by $2,392, or 32%.

All Other saw an increase in Membership revenues, predominantly driven by over 2,100, or 36% more CWH Adult Paying Members as well as approximately 11,500 additional Non-House members in comparison to the third quarter of fiscal 2022. In constant currency, All Other Membership revenues increased by $5,893, or 60%.

In constant currency, Membership revenues increased by $19,672, or 27%.

In-House Revenues

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$115,288	$108,488	6%	2%
North America	43,907	46,176	(5)%	(5)%
United Kingdom	45,539	40,313	13%	5%
Europe/RoW	25,842	21,999	17%	10%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $115,288 for the 13 weeks ended October 1, 2023, an increase of $6,800 versus the comparative period in 2022. The increase was driven by increased footfall year-on-year in existing sites, further boosted by the four new Houses opened since third quarter fiscal 2022.

North America In-House revenues were $43,907 for the 13 weeks ended October 1, 2023, a decrease of $2,269 versus the comparative quarter in 2022. The region was heavily impacted in the quarter by severe and adverse weather conditions limiting the usage of rooftop spaces in our key locations, New York and Los Angeles, alongside Entertainment industry strikes. The region benefited from the opening of Mexico City, Mexico (September 2023).

In-House revenues in our United Kingdom segment saw an increase of $5,226 versus third quarter 2022, driven by growth in existing sites driven by increased footfall and strong accommodation revenues. The region was also impacted by adverse weather, especially heavy rainfall in July. In constant currency, In-House Revenues in the United Kingdom segment an increase by $2,295, or 5%. Electric House was closed for 3 weeks in the third quarter fiscal 2023 due to refurbishment, which lessened In-House revenues in this segment.

The Europe/RoW segment saw significant increase of In-House revenues year-on-year, driven by an increase in visits to existing sites and benefiting from new House openings; Soho House Copenhagen (July 2022), Soho House Stockholm (December 2022) and Soho House Bangkok (February 2023). The region also saw strong revenue growth from accommodation performance versus the comparative quarter in 2022. In constant currency, In-House Revenues in the Europe/RoW segment an increase by $2,244.

In constant currency, In-House Revenues increased by $2,270, or 2%.

Other Revenues

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$92,390	$86,535	7%	1%
North America	15,248	15,676	(3)%	(3)%
United Kingdom	18,902	15,073	25%	17%
Europe/RoW	29,453	25,506	15%	8%
All Other	28,787	30,280	(5)%	(11)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $92,390 for the 13 weeks ended October 1, 2023, compared to $86,535 for the 13 weeks ended October 2, 2022, an increase of $5,855. The increase is predominantly driven by additional revenues from sites that have opened since the end of the comparative quarter, including Ned Doha and, Ned NoMad, New York. This is coupled with an increase in Soho House Festival (a 2-day music festival event in London for Members) ticket sales, receipt of incentive and exclusivity fees and increased partnership revenue.

Other revenues in the North America segment have decreased $428, or 3% versus third quarter fiscal 2022 predominantly driven by year-on-year declines in Cecconi's sites and reduced management fees from the LINE and Saguaro business, offset by additional fees from Ned NoMad, New York which opened in June 2022.

The United Kingdom segment saw an increase in Other revenues of $3,829, or 25% versus third quarter fiscal 2022 driven by an increase in revenue generated from events, Soho House Festival and year-on-year growth in Townhouses from ADR, offset by closures of some standalone restaurants.

Other revenues in the Europe/RoW segment have increased compared to the third quarter fiscal 2022 driven by strong performance at Scorpios, Mykonos, growing year-on-year. In constant currency, Other Revenues in the Europe/RoW segment increased by $2,093, or 8%.

Other revenues in All Other have reduced year-on-year driven by a step back in Retail sales within our Cowshed arm offset by growth in Soho Home driven by strong growth in America e-commerce, alongside an additional retail site in Los Angeles (August 2022). Also included in other revenues are fees of approximately $5,600 relating to the receipt of incentive and exclusivity fees in the Company's Asian region. In the third quarter of fiscal 2022 we recognized approximately $4,000 from landlord in relation to lease promote in our Paris property.

In constant currency, Other Revenues increased by $704, or 1%.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(146,480)	$(139,212)	(5)%	2%
Percentage of total House revenues	(74)%	(81)%
Operating income (loss)	$(20,403)	$(70,581)	71%	73%
Operating margin	(7)%	(27)%
House-Level Contribution	$52,773	$32,599	62%	56%
House-Level Contribution Margin	26%	19%	7%
House-Level Contribution by segment:
North America	$25,555	$17,093	50%	50%
United Kingdom	20,277	13,399	51%	41%
Europe/RoW	3,564	418	n/m	n/m
All Other	3,377	1,689	100%	86%
House-Level Contribution Margin by segment:
North America	29%	21%
United Kingdom	28%	23%
Europe/RoW	10%	1%
All Other	82%	64%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $146,480 for the 13 weeks ended October 1, 2023, an increase of $7,268. The increase is a result of the four new Houses opened since third quarter 2022. The increase year-on-year was also driven by wage inflation and retention initiatives across all regions in the second half of fiscal 2022. In constant currency, In-House Operating Expenses increased by $2,852.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $52,773 for the 13 weeks ended October 1, 2023, compared to $32,599 for the 13 weeks ended October 2, 2022, an increase of $20,174. The increase in House-Level Contribution predominantly relates to increased Soho House membership revenues year-on-year and strong flow through from accommodation revenue. Trading conditions were slightly more challenging in the quarter with increased rainfall year-on-year however regions controlled their costs resulting in all regions seeing a strong improvement in contribution year-on-year.

House-Level Contribution Margin was 26% for the 13 weeks ended October 1, 2023, an increase of 7% from the prior period due to increased membership revenues, all regions drove incremental margin points versus the comparative period.

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(73,709)	$(74,482)	1%	8%
Percentage of total other revenues	(72)%	(79)%
Operating loss	$(20,403)	$(70,581)	71%	73%
Operating loss margin	(7)%	(27)%
Other Contribution	$27,995	$19,753	42%	34%
Other Contribution Margin	28%	21%	7%
Other Contribution by segment:
North America	$3,294	$4,718	(30)%	(30)%
United Kingdom	5,995	3,112	93%	80%
Europe/RoW	13,110	11,217	17%	9%
All Other	5,596	706	n/m	n/m
Other Contribution Margin by segment:
North America	21%	30%
United Kingdom	31%	20%
Europe/RoW	44%	44%
All Other	15%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $73,709 for the 13 weeks ended October 1, 2023, compared to $74,482 for the 13 weeks ended October 2, 2022, a decrease of $773, or 1%. The decrease year-on-year is predominantly driven by the permanent closure of all but one of our Soho Restaurants sites, which excludes Cecconi's, at the start of fiscal 2023 and the reduction in Soho House Design project spend. This was offset by costs associated to increased trade volumes and range expansion in Soho Home year-on-year and Scorpios growth. In constant currency, Other Operating Expenses increased by $6,188, or 8%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $27,995 for the 13 weeks ended October 1, 2023, compared to $19,753 for the comparative period, an increase of $8,242. Other Contribution Margin was 28% for the 13 weeks ended October 1, 2023, an increase of 7% compared to the prior period. The increase in both absolute Other Contribution and Margin is predominantly driven by higher Non-House Membership Revenues year-on-year due to an additional 11,500 Non-House members, strong accommodation flow through from townhouses, the removal of non profitable Soho Restaurants, as well as the receipt of incentive and exclusivity fees in the Company's Asian region described above, in the third quarter.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$35,564	$30,807	15%	8%
Percentage of total revenues	12%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $35,564 for the 13 weeks ended October 1, 2023, compared with $30,807 for the 13 weeks ended October 2, 2022, an increase of $4,757, or 15%. The increase was driven by cost and headcount to support business expansion, including the four new Soho Houses opened since the comparative period, further increased by a provision release in fiscal 2022, offset by initiatives to streamline support functions including digital, communications and content towards the end of fiscal 2022.

In constant currency, General and Administrative Expenses increased by $2,517, or 8%.

Pre-opening Expenses

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$5,093	$2,555	99%	86%
Percentage of total revenues	2%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $5,093 for the 13 weeks ended October 1, 2023, driven by the costs associated with the opening of Soho House Mexico City which opened in the quarter, as well as costs associated with future House openings. This is compared to $2,555 in the 13 weeks ended October 2, 2022, with the increase year-on-year driven predominantly by the characteristics of fiscal 2023 Houses openings in comparison to fiscal 2022, including size and location. In constant currency, Pre-opening expenses increased by 86%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$24,516	$26,971	(9)%	(15)%
Percentage of total revenues	8%	10%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $24,516 for the 13 weeks ended October 1, 2023, a decrease of $2,455, or 9%, from the 13 weeks ended October 2, 2022. This reduction year-on-year was driven by an approximately $3,000 one off charge in the third quarter of fiscal 2022 offset by four new Soho Houses that opened after third quarter 2022 as well as increased spend in IT to support key membership and compliance initiatives. In constant currency, depreciation and amortization expenses increased by $4,416, or 15%.

Other Expenses

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$4,683	$7,778	(40)%	(44)%
Percentage of total revenues	2%	3%
Foreign exchange (gain) loss , net	$30,698	$53,910	(43)%	(47)%
Percentage of total revenues	10%	20%
Other	$617	$912	(32)%	(37)%
Percentage of total revenues	0%	0%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $3,095 to $4,683 for the 13 weeks ended October 1, 2023, primarily by a one-time expense recognized in the 13 weeks ended October 2, 2022 following award grants and modification as a result of departure of the former Chief Operating Officer of the Company (impact of $3,800). This has been partially offset by the impact of new grants made since this period and the related amortization impact on the 13 weeks ended October 1, 2023.

Foreign exchange, net which is unrealized and non-cash in nature, moved from a $53,910 loss to a loss of $30,698 for the 13 weeks ended October 1, 2023, primarily driven by foreign exchange revaluation of our borrowings.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$18,799	$18,453	2%	(5)%
Percentage of total revenues	6%	7%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $18,799 for the 13 weeks ended October 1, 2023, an increase of $346, or 2%, over the comparative period in fiscal 2022. This increase is primarily due to the loss on extinguishment of debt of $3 million incurred following the refinancing of Soho Beach House Miami in May 2023. In constant currency, net interest decreased by $995.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$42,051	$20,260	n/m	93%
Percentage of total revenues	14%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $42,051 for the 13 weeks ended October 1, 2023, in comparison to $20,260 for the 13 weeks ended October 2, 2022, an increase of $21,791. The increase is driven by higher membership revenues from both Soho House and Non-House members versus the comparative period as well as higher In-House and Other revenues. These were partially offset by an increase in General and Administrative and Operating expenses year-on-year. In constant currency, adjusted EBITDA increased by $20,318 compared to the comparative period in fiscal 2022.

Comparison of the 39 weeks ended October 1, 2023 and October 2, 2022

The following table summarizes our results of operations for the 39 weeks ended October 1, 2023 and October 2, 2022 (in thousands, except percentages):

	For the 39 Weeks Ended
	October 1, 2023	October 2, 2022		October 2, 2022 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$265,720	$195,685	36%	$195,355	36%
In-House revenues	356,846	305,928	17%	305,367	17%
Other revenues	222,523	200,211	11%	199,710	11%
Total revenues	845,089	701,824	20%	700,432	21%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(442,805)	(380,880)	(16)%	(379,625)	(17)%
Other operating expenses (exclusive of depreciation and amortization)	(196,316)	(184,873)	(6)%	(184,264)	(7)%
General and administrative expenses	(103,381)	(86,740)	(19)%	(86,454)	(20)%
Pre-opening expenses	(14,293)	(10,328)	(38)%	(10,294)	(39)%
Depreciation and amortization	(74,229)	(72,490)	(2)%	(72,251)	(3)%
Share-based compensation	(16,186)	(19,855)	18%	(19,790)	18%
Foreign exchange gain (loss), net	3,899	(128,160)	n/m	(127,738)	n/m
Other, net	(1,625)	(1,989)	18%	(1,982)	18%
Total operating expenses	(844,936)	(885,315)	5%	(882,398)	4%
Operating income (loss)	153	(183,491)	n/m	(181,966)	n/m
Other (expense) income
Interest expense, net	(59,527)	(52,948)	(12)%	(52,774)	(13)%
Gain on sale of property and other, net	596	1,529	(61)%	1,524	(61)%
Share of income of equity method investments	4,411	2,426	82%	2,418	82%
Total other expense, net	(54,520)	(48,993)	(11)%	(48,832)	(12)%
Income (loss) before income taxes	(54,367)	(232,484)	77%	(230,798)	76%
Income tax expense	(5,386)	(3,070)	(75)%	(3,060)	(76)%
Net income (loss)	(59,753)	(235,554)	75%	(233,858)	74%
Net income (loss) attributable to noncontrolling interest	(1,205)	1,448	n/m	1,443	n/m
Net income (loss) attributable to Soho House & Co Inc.	$(60,958)	$(234,106)	74%	$(232,415)	74%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$845,089	$701,824	20%	21%
North America	322,443	279,398	15%	15%
United Kingdom	259,783	212,679	22%	23%
Europe/RoW	146,877	106,055	38%	39%
All Other	115,986	103,692	12%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$265,720	$195,685	36%	36%
North America	124,814	95,795	30%	30%
United Kingdom	74,300	55,105	35%	35%
Europe/RoW	28,318	18,794	51%	51%
All Other	38,288	25,991	47%	48%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 36% (36% constant currency) to $265,720 for the 39 weeks ended October 1, 2023 predominantly driven by an increase of approximately 25,700 Adult Paying Soho House members joining after the end of the third quarter of fiscal 2022. Additionally, the Soho House Every House membership fee was increased at the start of fiscal 2022 which impacted existing Every House members on their renewal date throughout fiscal 2022.

All Soho House Adult paying fees were also increased in January 2023, with a mid single-digit price rise generally for existing members and a low double-digit increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date, and did not have had a significant material impact at the end third quarter fiscal 2023.

There was also an increase in Non-House Membership revenues, following the increase in the number of Soho Friends, with approximately 11,500 additional Non-House members in comparison to the end of the third quarter of fiscal 2022.

North America segment saw an increase in revenues of $29,019, or 30% , due to an increase of approximately 8,500, or 17%, Adult Paying Members versus the comparable period, including the opening of Soho House Mexico City, Mexico (September 2023), Soho House Holloway, Los Angeles (May 2022) and Miami Pool House (December 2022), as well as increased membership numbers across all existing Houses versus the comparable period of fiscal 2022.

Our United Kingdom segment saw an increase in Membership revenues of $19,195, or 35% (35% constant currency), due to the opening of Soho House Balham (July 2022) and Brighton Beach House (March 2022), growth in existing Houses, coupled with the increases in Every House membership fees in fiscal year 2022 and 2023.

The Europe/RoW segment saw an increase in Membership revenues of $9,524, or 51% (51% constant currency), due to an increase in Adult Paying Members, predominantly from the opening of new Houses in the second half of fiscal 2022; Copenhagen (July 2022) and Stockholm (December 2022) and Soho House Bangkok (February 2023) in fiscal 2023.

Membership revenue reported under All Other above saw an increase predominantly driven by growth in CWH Adult Paying Members and over 11,500 additional Non-House members in comparison to the comparative period of fiscal 2022.

In constant currency, Membership revenues increased by $70,365, or 36%.

In-House Revenues

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$356,846	$305,928	17%	17%
North America	145,707	135,510	8%	8%
United Kingdom	135,137	120,003	13%	13%
Europe/RoW	76,002	50,415	51%	51%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $356,846 for the 39 weeks ended October 1, 2023, an increase of $50,918 versus the comparative period in 2022. The increase was driven by higher sales volumes year-on-year, with the Omicron variant of COVID-19 impacting the start of fiscal 2022. Additionally, In-House revenues have been boosted by four new Houses openings since the third quarter of fiscal 2022, alongside select price increases across our In-House offerings.

Our North America segment saw an increase in In-House revenues versus the comparative period. We have seen higher sales volumes in fiscal 2023 coupled with select price increases resulting in an increase in In-House revenues year-on-year. Additionally, the opening of Soho House Holloway (May 2022) has further boosted In-House revenues. Little Beach House Malibu was shut for almost seven weeks in the comparative period following a fire at the site.

In-House revenues in our United Kingdom segment increased driven by flow through from additional members, increases in RevPAR across all of our sites and the opening of Little House Balham, London (July 2022) and Brighton Beach House (March 2022).

The Europe/RoW segment saw significant increase of In-House revenues year-on-year driven from new openings, including Soho House Copenhagen (July 2022), Soho House Stockholm (December 2022) and Soho House Bangkok (February 2023) and improved RevPAR year-on-year. In addition to this, within fiscal 2023 we recognized approximately $1,800 from the Dutch government related to COVID-19 subsidies and approximately $1,100 settlement to recover costs incurred on behalf of a former development partner in connection to an upcoming European House opening.

In constant currency, In-House Revenues increased by $51,479, an increase of 17%,

Other Revenues

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$222,523	$200,211	11%	11%
North America	51,032	48,094	6%	6%
United Kingdom	48,354	37,571	29%	29%
Europe/RoW	42,035	36,845	14%	14%
All Other	81,102	77,701	4%	5%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $222,523 for the 39 weeks ended October 1, 2023, compared to $200,211 for the 39 weeks ended October 2, 2022, an increase of $22,312. The increase is predominantly driven by additional sites that have opened since the end of the comparative period, including Ned Doha, Ned NoMad, New York, Cecconi's, Bicester village. This is also coupled with an increase in Soho Home revenues of 29% versus the comparative period, growth in management fees from Soho House Mumbai and Soho House Istanbul alongside strong performance from Scorpios, Mykonos.

Additionally, we recognized approximately $3,000 in respect of a lease promote in our Rome property from our landlord and $5,600 relating to the receipt of incentive and exclusivity fees in the Company's Asian region. In the comparative period fiscal 2022 we recognized approximately $4,000 for a lease promote in Paris, As part of our lease agreements, we often include a promote clause which entitles the Company to any gain in the value of the property during our tenancy. This is offset slightly by the closure of all but one of our Soho Restaurant properties at the start of fiscal 2023 and The Hoxton, Shoreditch (July 2023), and the reduction in Soho House Design revenue.

In constant currency, Other Revenues increased by $22,813, an increase of 11%.

In-House Operating Expenses and House-Level Contribution

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(442,805)	$(380,880)	(16)%	(17)%
Percentage of total House revenues	(74)%	(79)%
Operating income (loss)	$153	$(183,491)	n/m	n/m
Operating margin	0%	(26)%
House-Level Contribution	$152,733	$98,977	54%	55%
House-Level Contribution Margin	26%	21%	5%
House-Level Contribution by segment:
North America	$81,625	$60,593	35%	35%
United Kingdom	54,628	36,532	50%	50%
Europe/RoW	7,285	(2,394)	n/m	n/m
All Other	9,195	4,246	n/m	n/m
House-Level Contribution Margin by segment:
North America	30%	26%
United Kingdom	26%	21%
Europe/RoW	7%	(3)%
All Other	81%	62%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $442,805 for the 39 weeks ended October 1, 2023, an increase of $61,925, driven by four additional House openings and increased wage, energy and rent costs year-on-year. In constant currency, In-House Operating Expenses increased by $63,180.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $152,733 for the 39 weeks ended October 1, 2023, compared to $98,977 for the 39 weeks ended October 2, 2022, an increase of $53,756. The increase in House-Level Contribution related to increased Soho House membership revenues and strong flow through of accommodation revenue. This increase is partially offset by the opening of four additional Houses since the third quarter of fiscal 2022, with Houses tending to have negative contribution in their first year as the House matures.

House-Level Contribution Margin was 26% for the 39 weeks ended October 1, 2023, an increase of 5% from the prior period due to increased membership revenues and higher trading in the 39 weeks ended October 2, 2022 compared to the prior period, partially offset by the dilutive impact of four new Houses.

Other Operating Expenses and Other Contribution

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(196,316)	$(184,873)	(6)%	(7)%
Percentage of total other revenues	(79)%	(83)%
Operating loss	$153	$(183,491)	n/m	n/m
Operating loss margin	0%	(26)%
Other Contribution	$53,235	$37,094	44%	44%
Other Contribution Margin	21%	17%	4%	13%
Other Contribution by segment:
North America	$8,376	$10,323	(19)%	(19)%
United Kingdom	17,172	8,798	95%	96%
Europe/RoW	16,124	14,459	12%	12%
All Other	11,563	3,514	n/m	n/m
Other Contribution Margin by segment:
North America	16%	21%
United Kingdom	34%	23%
Europe/RoW	38%	39%
All Other	11%	4%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $196,316 for the 39 weeks ended October 1, 2023, compared with $184,873 for the 39 weeks ended October 2, 2022, an increase of $11,443, or 6%. This increase is primarily driven by increased trade volume in Soho Home from additional sites and online year-on-year sales growth. In addition to this, new restaurant and hotel sites in the UK and North America resulted in increased costs. This was offset by a reduction in the Coachella event spend versus comparable period and the permanent closure of all but one of our Soho Restaurants, which excludes Cecconi's, at the start of fiscal 2023 plus The Hoxton, Shoreditch (July 2023). In constant currency, Other Operating Expenses increased by $12,052, or 7%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $53,235 for the 39 weeks ended October 1, 2023, compared to $37,094 for the comparative period, an increase of $16,141. This was predominately driven by higher Non-House Membership Revenues year-on-year, as well as increase from high margin revenue streams, including partnerships, and management fees from our Ned and Soho House management contracts Additionally, in the first three quarters of fiscal 2023 there was the receipt of a lease promote, detailed above, and development fees for new sites.

Other Contribution Margin was 21% for the 39 weeks ended October 1, 2023, an increase of 4% compared to the prior period, predominately driven by improvements in Home.

General and Administrative Expenses

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$103,381	$86,740	19%	20%
Percentage of total revenues	12%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $103,381 for the 39 weeks ended October 1, 2023, compared with $86,740 for the 39 weeks ended October 2, 2022, an increase of $16,641, or 19%. The increase was primarily driven by costs to support business expansion and increased Partnership spend.

In constant currency, General and Administrative Expenses had an increase of $16,927, or 20%.

Pre-opening Expenses

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$14,293	$10,328	38%	39%
Percentage of total revenues	2%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $14,293 for the 39 weeks ended October 1, 2023. The increase of $3,965 in comparison to $10,328 for the 39 weeks ended October 2, 2022, is driven by the opening of Mexico City and Soho House Bangkok in the first three quarters of fiscal 2023 and costs associated with the opening of further Houses later in fiscal 2023/2024. In constant currency, Pre-opening expenses increased by 3,999, or 39%.

Depreciation and Amortization

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$74,229	$72,490	2%	3%
Percentage of total revenues	9%	10%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $74,229 for the 39 weeks ended October 1, 2023, an increase of $1,739, or 2%, from the 39 weeks ended October 2, 2022.This increase was primarily driven by amortization of capitalized IT development costs, as well as depreciation associated with four new Soho Houses that opened since third quarter of fiscal 2022, offset by a $3,000 one off charge in the third quarter fiscal 2022. In constant currency, depreciation and amortization expenses increased by $1,978, or 3%.

Other Expenses

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$16,186	$19,855	(18)%	(18)%
Percentage of total revenues	2%	3%
Foreign exchange (gain) loss , net	$(3,899)	$128,160	n/m	n/m
Percentage of total revenues	(0)%	18%
Other	$1,625	$1,989	(18)%	(18)%
Percentage of total revenues	0%	0%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $3,669 to $16,186 for the 39 weeks ended October 1, 2023, primarily driven by relatively short vesting RSUs that vested in the first half of fiscal 2022 (impact of $3,195), the lack of vesting of the RSU and Growth Share awards to our former Chief Operating Officer who departed the Company in the fourth quarter 2022 (impact of $700) and a one-time expense recognized following award grants and modification as a result of departure of the former Chief Operating Officer of the Company (impact of $3,800). This was partially offset by new grants of SARs and the continued impact of the fourth quarter 2022 repricing of previously granted SARs (total impact of $1,500) as well as the grant and vesting impact of RSU awards to senior leaders.

Foreign exchange (gain) loss, net, which is unrealized and non-cash in nature, moved by $132,059 to $(3,899) for the 39 weeks ended October 1, 2023, primarily driven by foreign exchange revaluation of our borrowings, which have increased since the preceding period. Decreased foreign exchange volatility during the period has also contributed to this most notably on our dollar borrowings held by non-dollar Group undertakings. While the majority of our external borrowings are denominated in dollars, the foreign exchange impact primarily reflects the revaluation of our non-dollar denominated intra-group debt where we have lent dollars to non-dollar operating companies outside of the United States as well as our dollar denominated external borrowing held in non-dollar companies in our Group.

Other expenses decreased by $364 to $1,625 for the 39 weeks ended October 1, 2023, which is not materially significant.

Interest Expense, Net

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$59,527	$52,948	12%	13%
Percentage of total revenues	7%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $59,527 for the 39 weeks ended October 1, 2023, an increase of $6,579, or 12%, on the comparative period in 2022. This increase is driven by the incremental interest expense incurred following issuance of $100 million additional notes in March 2022 under the Goldman Sachs Senior Secured Note facility and the incremental interest expense incurred following the refinancing of mortgage debt on Soho Beach House Miami in May 2023, including a $3 million loss on extinguishment of debt. In constant currency, net interest increased by $6,753, or 13%.

Adjusted EBITDA

	For the 39 Weeks Ended		Percent Change
	October 1, 2023	October 2, 2022	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$93,934	$37,838	n/m	n/m
Percentage of total revenues	11%	5%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $93,934 for the 39 weeks ended October 1, 2023, in comparison to $37,838 for the 39 weeks ended October 2, 2022, an increase of $56,096. The increase is driven by higher membership revenues from both Soho House and Non-House members versus the comparative period as well as increased operations following the removal of COVID-19 related restrictions especially in Europe and Hong Kong in the comparative period. Additionally, the Company recognized a Dutch government grant related to COVID-19 subsidies, which we only became eligible for in the 39 weeks ended October 1, 2023, a lease promote in our Rome property from our landlord and fees associated with opening new Houses. This increase was partially offset by increased General and administrative costs in contrast to the 39 weeks ended October 2, 2022. In constant currency, adjusted EBITDA increased by $56,221.

Non-GAAP Financial Measures

For the 13 weeks ended October 1, 2023 and October 2, 2022

A reconciliation of Net Loss to adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	October 1, 2023 Actuals	October 2, 2022 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$(41,450)	$(91,373)	55%	58%
Depreciation and amortization	24,516	26,971	(9)%	(15)%
Interest expense, net	18,799	18,453	2%	(5)%
Income tax benefit	4,208	3,013	40%	30%
EBITDA	6,073	(42,936)	n/m	n/m
(Gain) loss on sale of property and other, net	(7)	12	n/m	n/m
Share of income of equity method investments	(1,953)	(686)	n/m	n/m
Foreign exchange (gain) loss, net(2)	30,698	53,910	(43)%	(47)%
Share of equity method investments adjusted EBITDA	2,557	1,978	29%	20%
Adjusted share-based compensation expense(2)(3)	4,683	3,980	18%	10%
Operational reorganization and severance expense(4)	—	4,046	n/m	n/m
Membership credits rebate(5)	—	(44)	n/m	n/m
Adjusted EBITDA	$42,051	$20,260	n/m	93%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended October 1, 2023 and October 2, 2022—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
This excludes a $4 million non-cash expense for the 13 weeks ended October 2, 2022, which is included within Share-based compensation expense in the Condensed Consolidated Statements of Operations for the 13 weeks ended October 2, 2022, separately presented within Operational reorganization and severance expense below.
(4)
Represents expenses incurred with respect to an internal reorganization program of the Company's operations team. In the 13 weeks ended October 2, 2022, this includes a non-cash share-based compensation expense of $4 million and cash severance related to the departure of the former Chief Operating Officer of the Company. The non-cash share-based compensation expense is reported within Share-based compensation expense in the unaudited condensed consolidated statement of operations for the 13 weeks ended October 2, 2022.
(5)
Beginning on March 14, 2020, due to the COVID-19 pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 13 Weeks Ended
	October 1, 2023	October 2, 2022	Change %	October 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$(20,403)	$(70,581)	71%	$(82,788)	75%
General and administrative	35,564	30,807	15%	33,047	8%
Pre-opening expenses	5,093	2,555	99%	2,741	86%
Depreciation and amortization	24,516	26,971	(9)%	28,932	(15)%
Share-based compensation	4,683	7,778	(40)%	8,343	(44)%
Foreign exchange (gain) loss, net	30,698	53,910	(43)%	57,829	(47)%
Other, net	617	912	(32)%	978	(37)%
Non-House membership revenues	(9,314)	(7,700)	(21)%	(8,260)	(13)%
Other revenues	(92,390)	(86,535)	(7)%	(91,686)	(1)%
Other operating expenses	73,709	74,482	(1)%	79,897	(8)%
House-Level Contribution	$52,773	$32,599	62%	$29,033	82%
Operating income (loss) margin	(7)%	(27)%		(27)%
House-Level Contribution Margin	26%	19%		19%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	October 1, 2023	October 2, 2022	Change %	October 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$93,279	$71,023	31%	$73,607	27%
Less: Non-House membership revenues	(9,314)	(7,700)	(21)%	(8,260)	(13)%
Add: In-House revenues	115,288	108,488	6%	113,018	2%
Total House revenues	199,253	171,811	16%	178,365	12%
Less: In-House operating expenses	146,480	139,212	5%	149,332	(2)%
House-Level Contribution	$52,773	$32,599	62%	$29,033	82%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	October 1, 2023	October 2, 2022	Change %	October 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$(20,403)	$(70,581)	71%	$(82,788)	75%
General and administrative	35,564	30,807	15%	33,047	8%
Pre-opening expenses	5,093	2,555	99%	2,741	86%
Depreciation and amortization	24,516	26,971	(9)%	28,932	(15)%
Share-based compensation	4,683	7,778	(40)%	8,343	(44)%
Foreign exchange loss, net	30,698	53,910	(43)%	57,829	(47)%
Other, net	617	912	(32)%	978	(37)%
House membership revenues	(83,965)	(63,323)	33%	(65,347)	(28)%
In-House revenues	(115,288)	(108,488)	(6)%	(113,018)	(2)%
In-House operating expenses	146,480	139,212	5%	149,332	(2)%
Total Other Contribution	$27,995	$19,753	42%	$20,049	40%
Operating income (loss) margin	(7)%	(27)%		(27)%
Other Contribution Margin	28%	21%		21%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	October 1, 2023	October 2, 2022	Change %	October 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$9,314	$7,700	21%	$8,260	13%
Add: other revenues	92,390	86,535	7%	91,686	1%
Less: other operating expenses	73,709	74,482	(1)%	79,897	(8)%
Other Contribution	$27,995	$19,753	42%	$20,049	40%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

For the 39 weeks ended October 1, 2023 and October 2, 2022

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the 39 Weeks Ended		Percent Change
	October 1, 2023 Actuals	October 2, 2022 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$(59,753)	$(235,554)	75%	75%
Depreciation and amortization	74,229	72,490	2%	3%
Interest expense, net	59,527	52,948	12%	13%
Income tax expense	5,386	3,070	75%	76%
EBITDA	79,389	(107,046)	n/m	n/m
Gain on sale of property and other, net	(596)	(1,529)	61%	61%
Share of income of equity method investments	(4,411)	(2,426)	(82)%	(82)%
Foreign exchange (gain) loss, net(2)	(3,899)	128,160	n/m	n/m
Share of equity method investments adjusted EBITDA	7,265	5,682	28%	28%
Adjusted share-based compensation expense(2)(3)	16,186	16,057	1%	1%
Operational reorganization and severance expense(4)	—	4,046	n/m	n/m
Membership credits expense(5)	—	1,216	n/m	n/m
Out of period operating lease liability adjustment(6)	—	(6,322)	n/m	n/m
Adjusted EBITDA	$93,934	$37,838	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended October 1, 2023 and October 2, 2022—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
This excludes a $4 million non-cash expense for the 39 weeks ended October 2, 2022, which is included within Share-based compensation expense in the Condensed Consolidated Statements of Operations for the 39 weeks ended October 2, 2022, separately presented within Operational reorganization and severance expense below.
(4)
Represents expenses incurred with respect to an internal reorganization program of the Company's operations team. In the 39 weeks ended October 2, 2022, this includes a non-cash share-based compensation expense of $4 million and cash severance related to the departure of the former Chief Operating Officer of the Company. The non-cash share-based compensation expense is reported within Share-based compensation expense in the unaudited condensed consolidated statement of operations for the 39 weeks ended October 2, 2022.
(5)
Beginning on March 14, 2020, due to the COVID-19 pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.
(6)
Represents an out-of-period adjustment correcting an error with respect to the estimation of the operating lease liability identified during the 39 weeks ended October 2, 2022 but relating to fiscal years 2022, 2020 and 2019. There is no material impact from the correction of this error to previously reported periods. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 39 Weeks Ended
	October 1, 2023	October 2, 2022	Change %	October 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$153	$(183,491)	n/m	$(181,966)	n/m
General and administrative	103,381	86,740	19%	86,454	20%
Pre-opening expenses	14,293	10,328	38%	10,294	39%
Depreciation and amortization	74,229	72,490	2%	72,251	3%
Share-based compensation	16,186	19,855	(18)%	19,790	(18)%
Foreign exchange (gain) loss, net	(3,899)	128,160	n/m	127,738	n/m
Other, net	1,625	1,989	(18)%	1,982	(18)%
Non-House membership revenues	(27,028)	(21,756)	(24)%	(21,684)	(25)%
Other revenues	(222,523)	(200,211)	(11)%	(199,710)	(11)%
Other operating expenses	196,316	184,873	6%	184,264	7%
House-Level Contribution	$152,733	$98,977	54%	$99,413	54%
Operating income (loss) margin	0%	(26)%		(26)%
House-Level Contribution Margin	26%	21%		21%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	October 1, 2023	October 2, 2022	Change %	October 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$265,720	$195,685	36%	$195,355	36%
Less: Non-House membership revenues	(27,028)	(21,756)	(24)%	(21,684)	(25)%
Add: In-House revenues	356,846	305,928	17%	305,367	17%
Total House revenues	595,538	479,857	24%	479,038	24%
Less: In-House operating expenses	442,805	380,880	16%	379,625	17%
House-Level Contribution	$152,733	$98,977	54%	$99,413	54%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	October 1, 2023	October 2, 2022	Change %	October 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$153	$(183,491)	n/m	$(181,966)	n/m
General and administrative	103,381	86,740	19%	86,454	20%
Pre-opening expenses	14,293	10,328	38%	10,294	39%
Depreciation and amortization	74,229	72,490	2%	72,251	3%
Share-based compensation	16,186	19,855	(18)%	19,790	(18)%
Foreign exchange loss, net	(3,899)	128,160	n/m	127,738	n/m
Other, net	1,625	1,989	(18)%	1,982	(18)%
House membership revenues	(238,692)	(173,929)	(37)%	(173,671)	(37)%
In-House revenues	(356,846)	(305,928)	(17)%	(305,367)	(17)%
In-House operating expenses	442,805	380,880	16%	379,625	17%
Total Other Contribution	$53,235	$37,094	44%	$37,130	43%
Operating income (loss) margin	0%	(26)%		(26)%
Other Contribution Margin	21%	17%		17%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	October 1, 2023	October 2, 2022	Change %	October 2, 2022 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$27,028	$21,756	24%	$21,684	25%
Add: other revenues	222,523	200,211	11%	199,710	11%
Less: other operating expenses	196,316	184,873	6%	184,264	7%
Other Contribution	$53,235	$37,094	44%	$37,130	43%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of October 1, 2023, we maintained a cash and cash equivalents balance of $163 million and a restricted cash balance of $1 million.

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

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 39 Weeks Ended
	October 1, 2023	October 2, 2022
	(Unaudited, dollar amounts in thousands)
Net cash provided by (used in)
Net cash provided by operating activities	$30,476	$38,106
Net cash used in investing activities	(62,913)	(79,614)
Net cash provided by financing activities	5,531	69,171
Effect of exchange rates on cash and cash equivalents	(97)	(13,224)
Net (decrease) increase in cash and cash equivalents	$(27,003)	$14,439

Net Cash Provided by Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 39 weeks ended October 1, 2023, we had a $30,476 inflow of cash from operating activities, which includes a net loss of $59,753, depreciation and amortization of $74,229, and an unfavorable net working capital change of $22,928.

For the 39 weeks ended October 2, 2022, we had a $38,106 inflow of cash from operating activities, which includes a net loss of $235,554, depreciation and amortization of $72,490, and a favorable net working capital change of $28,669.

Net Cash Used in Investing Activities

The primary cash inflows from investing activities include the cash proceeds from the sale of assets. The primary cash outflows from investing activities include the purchase of property and equipment and intangibles.

For the 39 weeks ended October 1, 2023, we had a $62,913 outflow of cash from investing activities, primarily due to purchases of property and equipment of $50,440 and purchases of intangible assets of $13,989.

For the 39 weeks ended October 2, 2022, we had a $79,614 outflow of cash from investing activities, primarily due to purchases of property and equipment of $62,989 and purchases of intangible assets of $17,628.

Net Cash Provided by Financing Activities

The primary cash inflows from financing activities include proceeds from borrowings. The primary cash outflows from financing activities include principal payments on borrowings and purchase of treasury stock.

For the 39 weeks ended October 1, 2023, we had a $5,531 inflow of cash from financing activities, primarily due to the additional amount borrowed following the refinancing of the Miami Property mortgage. This provided a net inflow of $18,290. Refer to Note 11, Debt in this Quarterly Report on Form 10-Q for additional information. Partially offsetting this was a $12,000 outflow as a result of the privately negotiated stock repurchase. Refer to Item 2(c) for further detail.

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

Cash Requirements from Contractual and Other Obligations

As of October 1, 2023, other than the refinancing of the existing term loan and mezzanine loan, as described above, with a new $140 million loan maturing in ten years' time (refer to Note 11, Debt in this Quarterly Report on Form 10-Q for additional information), there have been no further material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $5 million lower and approximately $6 million higher, respectively, and Net Loss would have been approximately $2 million lower and approximately $2 million higher, respectively, for the 13 weeks ended October 1, 2023.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $2 million higher and approximately $2 million lower, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 13 weeks ended October 1, 2023.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $42 million lower and approximately $46 million higher, respectively, and Net Loss would have been approximately $4 million lower and approximately $4 million higher, respectively, for the 39 weeks ended October 1, 2023.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $12 million higher and approximately $11 million lower, respectively, and Net Loss would have been approximately $2 million lower and approximately $2 million higher, respectively, for the 39 weeks ended October 1, 2023.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of October 1, 2023, we had $163 million in cash and cash equivalents on the balance sheet, less than $1 million of restricted cash and £71 million ($86 million) undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of October 1, 2023 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 39 weeks ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

On September 20, 2023, the Company repurchased 2 million shares of its Class A Common Stock from its Founder and director Nick Jones for $12 million. The privately negotiated transaction was approved by the board of directors. The shares are now held as treasury shares by the Company.

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

Soho House & Co Inc.

Date: November 13, 2023	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer