Form 10-K
period 2023-12-31
Soho House & Co Inc.
filed 2024-03-18
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A Common Stock on June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was approximately $268,400,069. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of March 12, 2024, the registrant had 195,673,947 shares outstanding, comprised of 54,173,562 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Registrant's 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The Registrant expects to file such proxy statements within 120 days after the end of its fiscal year.

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

As used in this report, any reference to ‘Soho House & Co,’ ‘SHCO,’ ‘our company,’ ‘the company,’ ‘us,’ ‘we’ and ‘our’ refers to: (i) if prior to the exchange of equity interests by equity holders in Soho House Holdings Limited for shares of Class A Common Stock or Class B Common Stock (as applicable) in Soho House & Co Inc. as described in this report, to Soho House Holdings Limited and its consolidated subsidiaries, and (ii) if following such exchange, to Soho House & Co Inc., together with its consolidated subsidiaries.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements may also include information related to Revenue per Available Room (“RevPAR”), average daily rate (“ADR”) occupancy and other future demand trends and expectations. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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
•
actions by so-called short sellers, including the publication of reports by such parties which contain statements that we view as factually inaccurate and otherwise misleading, may result in negative publicity, claims, investigations and litigation and adversely affect the price of our common stock and our business, results of operations and financial condition;
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
•
the future outbreak of any other highly infectious or contagious diseases similar to the COVID-19 pandemic, may cause disruption to our business, liquidity, financial condition and results of operations;
•
litigation concerning food quality, health and safety, employee conduct and other issues could require us to incur additional liabilities or cause customers to avoid our businesses;
•
anticipated changes in effective tax rates or adverse outcomes resulting from our exposure to various tax regimes in the countries in which we operate;
•
disruptions in the global economy caused by Russia’s ongoing conflict with Ukraine and the conflict in the Middle East may adversely impact our business, financial condition and results of operations; and
•
the other factors discussed under “Risk Factors” in this Annual Report on Form 10-K.

PART I

Item 1. Business.

On March 17, 2023, we filed with the Secretary of State of Delaware an amendment to our Certificate of Incorporation to change our corporate name from Membership Collective Group Inc. to Soho House & Co Inc., which became effective on March 20, 2023. In connection with our name change, our board of directors (“Board”) adopted amended bylaws to reflect the corporate name Soho House & Co Inc., also effective on March 20, 2023. No other changes were made to our bylaws. Prior to the change of our corporate name, our stock traded on the New York Stock Exchange under the ticker symbol “MCG.” From March 20, 2023, our common stock began trading on the New York Stock Exchange under the ticker symbol “SHCO.”

As used in this annual report, unless the context otherwise indicates, any reference to ‘Soho House & Co,’ ‘SHCO,’ ‘our company,’ ‘the company,’ ‘us,’ ‘we’ and ‘our’ refers (i) prior to the exchange of equity interests by equity holders in Soho House Holdings Limited for shares of Class A Common Stock or Class B Common Stock (as applicable) in Soho House & Co Inc. to Soho House Holdings Limited and its consolidated subsidiaries and (ii) following such exchange, to Soho House & Co Inc. (or Membership

Collective Group prior to the March 20, 2023 name change referred to above), the issuer of the Class A Common Stock being referred hereby, together with its consolidated subsidiaries.

OUR BUSINESS

Soho House & Co (“SHCO”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the SHCO platform to both work and socialize, to connect, create, have fun and drive a positive change.

We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 29 years, we have significantly expanded our membership expertise and diversified our offerings—both physically and digitally. As of December 31, 2023, we have approximately 259,900 members (including approximately 193,900 Soho House members) who engage with SHCO through our global portfolio of 42 Soho Houses, 9 Soho Works, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and The LINE and Saguaro hotels in North America also form part of SHCO’s wider portfolio via management agreements to operate the properties.

Our central pillar is Soho House, which continues to drive the majority of our membership and revenue today. A Soho House membership offers access to a network of distinctive and carefully curated Houses, across North America, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including the Soho House App and our website. Our vision for the Soho House App has always been for it to be like having a House in your pocket. It’s our central destination for members to make bookings, invite guests, make payments, and connect with each other. We host thousands of member events worldwide, spanning film, fashion, art, food and drink, well-being, work and music—and help our members forge connections to bring them closer together.

Our membership expertise, honed through the growth of Soho House, has led to our evolution into SHCO, a home to numerous memberships including Cities Without Houses, Soho Works, Soho Friends and Ned’s Club. By designing, curating and growing our membership offering, our membership platform can respond to shifting lifestyle trends and the evolution of our members’ needs. Our memberships work together, allowing us to reach new audiences with a set of interconnected offerings.

Everything we do across these memberships begins and ends with our members. The foundation of our member experience has been crafted over our 29-year history and is built on the following pillars:

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

Our membership has remained resilient through multiple economic cycles and other macroeconomic dislocations, including the COVID-19 pandemic. The power of our model is driven by the important role we believe that we play in our members’ lives and the value we consistently provide them for their membership fees. We believe our retention compares very favorably to leading consumer subscriptions or memberships—across music, media, fitness, entertainment and commerce—despite, in many cases, their significantly lower price points.

The demand for our membership is also demonstrated by our large and growing global wait list, which as of December 31, 2023 stands at over 99,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

There are multiple consumer forces at play that have increased the relevance of our memberships. We have observed a secular shift in the ways that people live and work—with less time spent in traditional corporate offices and more time in social spaces that encourage creativity and mutual engagement. We believe that these trends will only accelerate, and that the freedom to be able to choose where to live and work will likely have a significant impact on our target market. We believe this will create an even greater demand for curated communities that can grow and thrive in a more deliberate environment.

OUR ASSET LIGHT STRATEGY

We have made significant investments in the development and opening of our Houses via material investment in the build out of the property, most often via leasehold improvements and fixtures and fittings, and less frequently purchasing an ownership position alongside our landlords. Beginning in fiscal 2020, with the growing reputation of Soho House as a marquee tenant, we began opening some of our new Houses under an asset light development model to conserve and drive improved return on our capital. For new House openings under this model, our landlord typically agrees to fund a substantial portion, and sometimes all, of the development costs of a House, to our design specifications, with us typically funding pre-opening expenses, art and occasionally other unique interior design elements. There are times when we fund a portion of development costs. However, this investment is typically significantly less than it has been in years prior to the incorporation of the capital light development model into our new opening strategy. A significant portion of the Houses that have been opened since fiscal 2020 and that we plan to open in the foreseeable future reflect this asset-light model. However, we continue to explore new openings on a case by case basis to balance member experience whilst seeking to optimize returns and capital efficiency.

For openings that do not follow an asset light development model, we expect our initial investment to be in the $10 million to $20 million range in most cases. This may be exceeded for larger sites. Where new openings are made under an asset-light model our total contribution is expected in the $2 million to $8 million range in most cases, including pre-opening. Whilst we believe asset light openings have a modest increase in average rents compared to openings where we have more significantly contributed, we believe the reduced capital investment results in meaningfully improved cash-on-cash returns and capital efficiency for openings that follow the asset light model.

A new Soho House membership incurs no significant membership acquisition cost, since we do not conduct any paid marketing for Soho House. Driven by consistently high retention and minimal costs associated with retaining or supporting our members, Soho House enjoys a very attractive member lifetime value. We believe new memberships provide compelling economics and be accretive to our profit, as they can often be created in an asset-light manner that leverages our existing platform.

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
•
Two townhouses encompassing bedrooms and public restaurants, four stand-alone restaurants and four apartments;
•
Soho Friends – UK membership fees; and
•
The management fees under a hotel management contract for the operation of The Ned London.

North America. This segment encompasses operating units in North America, including:

•
Our thirteen Soho Houses, our Toronto (Canada) House, which is a joint venture entity, and the management fees from Soho Beach House Canouan;
•
Four stand-alone US restaurants and the Willows Inn in Palm Springs, California;
•
Soho Friends – US membership fees; and

•
The management fees under various hotel management contracts including the operation of The LINE and Saguaro Hotels, and The Ned NoMad in New York.

Europe and Rest of the World (“RoW”). This segment encompasses operating units in continental Europe and RoW, currently comprised of:

•
Our eleven Houses in Europe including Soho House Barcelona and Little Beach House Barcelona, which are joint venture entities, and Soho House Istanbul which is under a management agreement;
•
Two Houses in Asia and the management fees from Soho House Mumbai;
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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a current US Every House annual membership fee of approximately $4,800, providing access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (26 years old and younger) and “Millennials”(27- to 42-year-olds) constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We provide the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

The Cities Without Houses (“CWH”) membership opens up the Soho House membership to people who live in cities where we do not yet have a physical House. This membership allows us to welcome members to our global community in new geographies, generates additional revenues on our existing base of Houses and provides intelligence for future growth. We have leveraged CWH to open new Houses in certain locations, including Bangkok, Thailand (February 2023), and Mexico City, Mexico (September 2023). As of December 31, 2023, we have 10,622 CWH members across 82 cities.

•
Soho Friends

There are a significant number of people who enjoy the Soho House way of living and who have already visited our Houses as guests, stayed in our bedrooms, or visited our public restaurants and spas, but do not currently have a Soho House membership. Soho Friends membership caters to this audience for an annual subscription cost of approximately $130. We offer access to physical spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands, although Soho Friends do not have full access to our Houses. As of December 31, 2023, we had 59,971 Soho Friends members. We have and continue to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

•
Soho Works

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

We operate nine Soho Works sites in London, New York and Los Angeles and as of December 31, 2023, we had 6,048 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership fee ranges from $400 to $750 per month, depending on membership type.

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

Scorpios Beach Club

Set in a cove on the southern tip of Mykonos, Scorpios offers a one of a kind beach experience with a well-established globally recognized brand. With a restaurant, terraces and daybeds, and a distinctive wellness offering, Scorpios enriches the lives of its guests who are looking to escape from their daily lives. We believe the Scorpios concept has significant potential to expand into additional locations as a key part of our platform and we expect to open other sites in Tulum, Mexico and Bodrum, Turkey in the next 12 to 18 months.

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader audience of professional people. As of December 31, 2023, Ned’s Club in London, New York and Doha have approximately 4,600 total members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

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

OUR GROWTH PLAN

The Soho House business is our key driver of global expansion. We are primarily focused on growing and enhancing Soho House membership value proposition to drive long-term recurring revenue as well as delivering operational excellence to drive profitability and free cash flow.

Membership is the core to everything we do and growing and enhancing the membership experience remains the principal driver of growth for the business. Expansion of Soho House into new areas is exciting for us and our members, and both furthers the reach and strengthens our brand. Opening Houses in existing cities satisfies unmet demand (as represented by our local wait lists), and leverages our existing infrastructure.

During fiscal 2023, we increased our total House count to 42 Houses compared to 40 Houses as of the end of fiscal 2022. Our recent development pipeline has extended our global footprint to exciting cities such as Mexico City and Bangkok. We continue to see substantial long-term growth opportunities globally. In the current environment, we currently anticipate a growth target of two to four

Soho House openings annually over the next two years, before we expect openings to ramp up again thereafter. Our current pipeline anticipates our Soho House portfolio expanding to 44-46 Houses by year-end 2024.

Notably, aside from the temporary closure of certain Houses as a result of the COVID-19 pandemic, regional events including recent instability in Israel when our Tel Aviv House was temporary closed and closures for refurbishment, we have never closed a House at any point in our 29-year history. We have a proven track record of consistently opening successful new sites that achieve member growth targets.

We have developed a digital platform that enables and supports all our memberships. The platform is a collection of software, both off the shelf and built in-house, and supports experience digitally for both prospective members and existing members, through our app, website, contact centers and in our physical spaces. The platform is scalable enabling it to support our continuing international growth and contains rich features (including digital membership card, multiple types of bookings, guest invitations, payments, content publishing, subscription management and social connectivity) that manage and improve member experience. Our global website is the primary place for new member acquisitions and majority of our members use the app regularly.

In fiscal 2023, there were over one million non-member guests who visited our Houses, many of whom visited frequently. Our intention is to continue to convert these customers into Soho Friends and House members. We continue to leverage our House Guest system to collect data and better understand our customers and visitors. Through this and offering access to bedrooms and discounts, we continue to convert many of these visitors into Soho House and Soho Friends members. In addition, our members and guests get to experience the design elements of our Houses and often are interested in buying them for their own homes. In fiscal 2023, Soho Home grew its sales by 13% and we believe Soho Home has significant potential to continue its strong growth. We also continue to grow and expand Scorpios and The Ned, where we have a management contract, to additional locations.

HOUSE FOUNDATIONS

Our Environmental, Social and Governance (“ESG”) program, House Foundations, is focused on making a positive impact on our employees, the lives of our members and the environment.

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

SEASONALITY

The hospitality industry is seasonal in nature. The periods during which our properties experience higher or lower levels of demand vary from property to property, depending principally upon their location and type of property. Our In-House revenues generally fluctuate quarterly and is typically highest in the fourth quarter and lowest in the first quarter of our fiscal year. Fourth quarter revenue benefits from holiday season spending while first quarter revenue is affected by colder weather impacting tourism to some of our major markets and a general reduction in in-house expenditures by members in January following the end of the holiday season.

INTELLECTUAL PROPERTY

Our portfolio of brand offerings, including Soho House, Soho Works, Scorpios, The Ned, The LINE and Saguaro, Cowshed, Soho House Design, Soho Home and Cecconi’s, and the digital platform that supports these are very important to us. We rely on trademarks, copyrights, know-how and expertise, registered domain names, license agreements, intellectual property assignment agreements, confidentiality procedures and nondisclosure agreements to establish and protect our intellectual property and proprietary rights. We seek to protect our intellectual property and proprietary rights, including our proprietary technology, know-how and brand, by relying on a combination of federal, state, and common law rights in the US and other jurisdictions, as well as on contractual measures. As of February 21, 2024, we owned approximately 84 registered US trademarks, 10 pending US trademark applications, 534 registered non-US trademarks and 40 pending non-US trademark applications. As of February 21, 2024, we owned approximately 694 US and international registered domain names, including www.sohohouse.com.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of March 1, 2024, Soho House employed 7,852 individuals including in our support offices of whom 846 are based at our support offices in London, New York and Los Angeles.

Labor laws in the United Kingdom and European Union provide minimum standards regarding annual paid and unpaid leave, sick leave, maternity leave and other provisions regarding leave from work, severance pay, pension contributions and other terms of employment. We contribute to pension schemes (or similar type schemes) for our employees in the United Kingdom and European Union.

We are committed to a policy of recruitment, promotion and training on the basis of aptitude and ability. We have dedicated Learning teams across all four of our major regions of the Americas, United Kingdom, Europe, and Asia, and we offer a wide range of training and development programs. Training offered includes customer service and leadership courses to food tasting and cocktail training, first aid at work and health and safety courses. We also operate dedicated Cook House and House Tonic training programs for our chefs and bartenders to ensure that each customer receives consistent food and drink across all of our Houses and restaurants. We are committed to encouraging people’s development and retention, including by providing sponsorship so that employees can increase know-how and widen their skill bases by attending third-party training and courses. We also operate a group-wide program that rewards employees that go the extra mile.

We follow a robust pledge and commitment to Diversity, Equity & Inclusion across all our functions in areas of representation, recruitment, culture, education, community engagement, and accountability. Our mission statement and values set have also been rewritten to support these initiatives. In our pledge we have committed to increasing BIPOC representation in our leadership, as well as any underrepresented functions like Design and Retail — and we aim to achieve this via outreach to diverse organizations and networks in our recruitment initiatives. We have rolled out a global training series on anti-racism and allyship. Our employee handbook reflects progressive policies regarding Parental Leave, Flexible Working, and Company Sick Pay. We have developed a performance driven culture with feedback platforms that allow for objective evaluations of our staff and development plans for their growth.

With a view to building a strong community within our workforce, we have implemented dedicated communication channels for employees, led by Facebook Workplace.

COMPETITION

We believe that we are the only company to have pioneered and scaled a private membership club platform with global presence, and our first-mover advantage has created a significant barrier to entry.

Though we face direct competition from other private members’ clubs that exist in proximity to our own Houses (as well as in numerous segments of the restaurant, hotel, co-working spaces, fitness and beauty care services and products industries), we believe that we do not have a direct competitor given the combination of different sectors in which we operate, combined with our wide geographical reach. Some membership clubs use a similar model, but we do not believe that they have been able to replicate our reach across the multiple cities, continents, and spaces in which we operate. In our view, there is a high barrier to entry, as to catch up with the size of our platform would take significant time and investment.

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

REGULATION

We are subject to numerous foreign, federal, state and local government laws and regulations, including those relating to the preparation and sale of food and beverages, building, zoning and environmental requirements, health and safety and fire codes, data privacy, protection and security and general business license and permit requirements, in the various jurisdictions in which we design, construct, manage, lease and/or own or operate properties. In addition, the retail nature of a portion of our business requires us to comply with laws and regulations including product safety and testing, as well as consumer rights. Our ability to develop new Houses and privately commissioned projects and to remodel, refurbish or add to our existing Houses is also dependent on obtaining permits from local authorities.

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We are committed to providing safe and healthy premises, which are compliant with environmental, health and safety regulations, for our members and other customers to enjoy and our colleagues to work in. Our operations and properties are subject to extensive laws and regulations relating to environmental, health and safety requirements in the UK, the US and every other country and locality in which we operate. We receive internal and external expert guidance from safety professionals who support the business, providing advice and guidance on compliance and best practices, auditing and monitoring site conditions, along with compliance with both our safety management systems and legislative requirements, and updating our environmental, health and safety management systems in light of new or changes to existing environmental and health and safety laws and regulations.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, their ages and positions as of December 31, 2023:

NAME	AGE	POSITION
Ron Burkle . . . . . . . . . . . . . . . . . . . .	71	Executive Chairman and Director
Andrew Carnie . . . . . . . . . . . . . . . . . .	49	Chief Executive Officer and Director
Nick Jones . . . . . . . . . . . . . . . . . . . . .	60	Founder and Director
Thomas Allen . . . . . . . . . . . . . . . . . .	41	Chief Financial Officer

Ron Burkle has been a member of the Soho House & Co Board and the executive chairman since 2012. He founded The Yucaipa Companies in 1986 and is widely recognized as one of the most successful investors in the hospitality, retail, manufacturing and distribution sectors. He is a controlling stockholder of a number of businesses and a trustee of some key philanthropic organizations. We believe Ron is qualified to serve as a member of our Board due to his deep experience in the finance and hospitality industries.

Andrew Carnie has served as Chief Executive Officer of Soho House & Co since November 2022 and President since September 2020. He previously served as the Chief Commercial Officer of Soho House from June 2019 to September 2020. From November 2013 to April 2019, Andrew worked in various positions at Anthropologie Group, including as President from April 2018 to April 2019. We believe Andrew is qualified to serve as a member of our Board due to his experience in the retail and consumer industries.

Nick Jones is the founder of Soho House and has been a member of the Soho House & Co Board since its inception. He opened Cafe Boheme on Old Compton Street in 1992 in London’s Soho, and went on to open the first House, Greek Street, in the space above in 1995. Nick has overseen every step of the growth of Soho House. He was awarded an MBE in the Queen’s 2017 New Year’s Honours List. We believe Nick Jones is qualified to serve as a member of our Board as a long-term founder of the business, and due to his deep experience across all areas of the business including his membership and hospitality experience.

Thomas Allen has served as the Chief Financial Officer of Soho House & Co since June 2022. Previously, Thomas worked at Morgan Stanley from 2006 to 2022, most recently as Managing Director overseeing US Gaming, Lodging and Leisure Equity Research. He was recognized as a Top 3 ranked analyst in the Institutional Investor All Americas poll in 2021.

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website, www.sohohouseco.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). The SEC’s website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website and the information on it or connected to it is not incorporated by reference and should not be considered a part of this Annual Report on Form 10-K or any other filings with the SEC.

Item 1A. Risk Factors.

Investing in our Class A Common Stock involves a high degree of risk, including the potential loss of all or part of your investment. Before making a decision to invest in our Class A Common Stock, you should carefully read and consider all of the risks and uncertainties described below, as well as other information included in this annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The occurrence of any of the following risks or additional risks and uncertainties that are currently immaterial or unknown could materially and adversely affect our business, financial condition, liquidity, results of operations, cash flows or prospects. This annual report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. See “Special Note Regarding Forward-Looking Statements and Market Data.”

Risks Related to our Business

We have incurred net losses in each year since our inception, and we may not be able to achieve profitability.

We have incurred net losses of $117 million, $220 million, and $269 million in fiscal 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1,360 million and as of January 1, 2023, we had an accumulated deficit of $1,242 million. Historically, we have invested significantly in efforts to open new Houses, launch and grow complimentary businesses, hire additional employees, and enhance our membership experience. Throughout fiscal 2021 and fiscal 2022, as a response to the COVID-19 pandemic we significantly reduced our fixed and variable costs including by reducing discretionary capital spend. Nevertheless, we have continued to make significant investments in our membership platforms, including through our digital platforms and in new Houses. These efforts have and may continue to prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue from these investments or otherwise sufficiently offset these expenses. While we have enacted measures to reduce our expenses, we incurred a Net Loss in fiscal 2023.

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

We have experienced significant growth in our business activities and operations in the past few years, including the number of Houses and new business areas that form part of our operations. In fiscal 2023 we opened two Houses: Bangkok, Thailand (February 2023) and Mexico City, Mexico (September 2023). In fiscal 2022 we opened seven new Houses: Nashville (February 2022), Brighton, UK (March 2022), Holloway House (May 2022), Little House Balham (July 2022), Copenhagen (July 2022), Stockholm (December 2022) and Little Pool House Miami (December 2022). Our past expansion has placed, and our planned future expansion, including our investments in our digital platforms and new Houses, will place, significant demands on our administrative, operational, financial and other resources. Any failure by us to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls.

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

Our trademarks, trade names, image and brands, including Soho House & Co, Soho House, Soho Home and Scorpios, have been associated with creativity, design, quality, exclusivity, service and style, and we have been recognized for providing our members with access to a community that provides curated member events programming and services, including high-quality food and beverage offerings, accommodation, working spaces, luxury beach settings, and wellness and beauty-care services. Our Houses have regularly attracted international press and social media coverage as a result of our association with leading cultural and creative influencers and innovators, exclusive events and—we believe—exceptionally high service standards. A key component of our image and brands lies in our ability to develop and offer dining, hospitality and lifestyle experiences that cater to our members and guests. There can be no assurance that we will continue to be successful in this regard or that we will be able to maintain such levels of quality and exclusivity and avoid the dilution, infringement, misappropriation or other violation of our names, image, brands, trademarks or other intellectual property rights, particularly as we continue to expand.

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

We largely rely on our existing membership base and our members’ personal networks for public relations and advertising our products and services and, as a result, historically we have had virtually no marketing or sales costs associated with acquiring new

Soho House members, and very low sales costs to market our products. However, as our business continues to grow and we seek to attract a larger membership or customer base for our different services and products, we may need to significantly increase and evolve our advertising, communications and marketing strategies, and more traditional advertising and marketing campaigns may not be successful, particularly in jurisdictions where the membership model for private members' clubs is not well known or is less developed. This may result in us incurring significantly more costs and expending other resources and investment to attract and retain members and other customers, which may adversely affect our business, results of operations and financial condition.

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

In connection with the audits of our consolidated financial statements for fiscal 2023, fiscal 2022 and fiscal 2021, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements; and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls, were either not designed and in place, or not operating effectively. These material weaknesses resulted in adjustments to our financial statements and included lease accounting, income tax accounting, impairment of long-lived assets accounting, related party transactions and disclosures and balance sheet reclassifications during the course of the audit process.

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

We have incurred significant losses.

During fiscal 2023, we incurred a consolidated net loss of $117 million and positive cash flows from operations of $50 million. Our financial statements have been prepared on the basis that we will continue to operate as a going concern, contemplate the realization of assets and the satisfaction of liabilities in the normal course of our business and make certain assumptions surrounding working capital events, projected cash flows and our ability to control expenses as necessary. While we believe these assumptions are reasonable, we can make no assurance that they will ultimately prove to be true. In particular, key factors such as the ability of our Houses to continue to operate without significant interruption and in a manner compliant with local laws and regulations (as well as anticipated demand), the level of in-House sales (primarily sales of food and beverage) that may be subject to further closures, reduced capacity as a result of potential ongoing restrictions, the continued high level of membership retention and renewals and the implementation of extensive cost reduction measures and anticipated levels of activities will all affect our future cash flows and accordingly our ability to continue to operate as a going concern.

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

A substantial amount of our historical growth has been due to successfully establishing Houses in key cultural cities and other locations around the world and integrating our complementary products and services inside and outside of our Houses. We intend to replicate our model on an individualized but consistent basis in each city or such other location and continue focusing on the cross-selling opportunities created by our comprehensive portfolio of offerings. Our continued growth is dependent upon a number of factors, many of which are beyond our control, including but not limited to our ability to: find quality locations and reach commercially acceptable agreements regarding the lease or, more rarely, the purchase or management of sites; compete for appropriate sites; convey the appeal and exclusivity of each of our brands to new markets to attract our target membership; comply with applicable zoning, land use, environmental, health and safety laws, and data privacy, protection and security laws, regulations and requirements; obtain, maintain, protect, defend and enforce our intellectual property rights, raise or have available an adequate amount of money for construction, development and/or opening costs; obtain appropriate permits and licensing; secure acceptable suppliers, particularly in emerging markets; and timely hire, train and retain the skilled management, chefs and other employees necessary to meet staffing needs. Additionally, recent inflation of material and labor costs have resulted in higher costs of expansion and openings. Any failure on our part to recognize or respond to each of these challenges may adversely affect the success of any new properties.

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

We currently own, lease and/or operate (pursuant to the terms of a management contract) Houses or other properties in the UK, the US, St Vincent and the Grenadines, Canada, Turkey, Spain, the Netherlands, Germany, Greece, India, Hong Kong, France, Italy, Israel, Sweden, Denmark, Thailand and Mexico and plan in the next few years to expand to other international markets, including

South America. The success and profitability of our current and future international operations are subject to numerous risks and uncertainties in each of these jurisdictions, many of which are outside of our control, such as exchange rate fluctuations, local economic conditions, availability of talented and qualified employees, import and export restrictions and tariffs, litigation in foreign jurisdictions, differing or limited protection of our intellectual property rights, cultural differences, increased expenses from inflation, political or economic instability, taxes and payment terms. Furthermore, changes in policies and/or laws in the UK, the US or other foreign jurisdictions resulting in, among other things, higher taxation or currency conversion limitations could reduce the anticipated benefits of our international operations. Any actions by countries or other jurisdictions in which we conduct or plan to conduct business to reverse policies that encourage foreign trade and investment could adversely affect our business relationships and gross profit. We may not be able to maintain and expand our international operations successfully or on economically favorable terms and, as a result, our business, results of operations and financial condition could be adversely affected.

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

Because of the global nature of our business, unfavorable economic or political conditions or volatility in currency exchange rates could have a material adverse effect on our financial condition and results of operations.

Given that we operate globally, our business is subject to economic and political conditions throughout the world, including Russia’s invasion of Ukraine, the ongoing conflict in Israel and Gaza and the UK’s withdrawal from the European Union. During periods of unfavorable or volatile economic conditions in the global economy, such as those noted above, demand from our members and customers and their travel habits may be significantly impacted. If unfavorable economic conditions occur, particularly over an extended period, our business, financial condition and results of operations may be adversely affected, as we saw in fiscal 2023 with the temporary closure of our House in Tel Aviv because of the political conflict and instability in the region. In addition, significant or volatile changes in exchange rates between the US dollar and other currencies, and the imposition of exchange controls or other currency restrictions, may have a material adverse effect on our liquidity, financial conditions and results of operations. Further expansion or escalation of military confrontations or related geopolitical tensions, including increased restrictions on global trade, could result in, among other things, lower travel demand, cyberattacks, terrorist activities, supply disruptions, workforce volatility and changes to foreign currency exchange rates and constraints, volatility or disruption in financial markets including increases in interest rates, any of which may adversely affect the global economy and our business. In addition, the effects of the ongoing conflict could intensify or otherwise affect many of the other risks described in these "Risk Factors" or elsewhere in this Annual Report on Form 10-K.

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

Soho House & Co Inc. is a holding company and our principal asset is our direct ownership of Soho House Holdings Limited and its operating companies. We have no independent means of generating revenue. We have and continue to intend to cause Soho House Holdings Limited and the other operating companies to make distributions to us in an amount sufficient to allow us to pay our taxes and operating expenses, but we are limited in our ability to cause Soho House Holdings Limited and its operating companies to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses and dividends) under our credit facilities. Our existing credit facilities and any future indebtedness we may incur may restrict the ability of Soho House Holdings Limited and its operating companies to make distributions to us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Yucaipa, through its participation in the Voting Group, has significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

We are currently controlled by the Voting Group of which Yucaipa is a part. The Voting Group has agreed to vote with the other members of the Voting Group in favor of the election of Directors nominated by members of the Voting Group in accordance with a stockholders’ agreement entered into on July 19, 2021 (the “Stockholders' Agreement”) between us and each member of the Voting Group. Affiliates of Yucaipa own approximately 56.0% of our Class B Common Stock, or approximately 54.0% of the combined voting power of our common stock outstanding, and the Voting Group own Class B Common Stock representing approximately 96.5% of the combined voting power of our common stock outstanding. Once the Voting Group owns less than 15% of the shares of our total outstanding common stock, all remaining Class B Common Stock will automatically convert on a one-for-one basis into Class A Common Stock, however the Voting Group will continue to be entitled to certain board nomination rights for so long as it continues to own at least 9% of the shares of our total outstanding common stock.

The holders of our Class B Common Stock, which comprise certain affiliates of Yucaipa, our founder (Mr. Jones), and a member of our Board (Mr. Caring), are entitled to ten votes per share of Class B Common Stock, whereas the holders of our Class A Common Stock are entitled to one vote per share of Class A Common Stock. As long as the Voting Group owns or controls common stock representing at least a majority of our outstanding combined voting power, and its members agree to act together, it will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our Board and the approval of any significant corporate transaction, including a sale of all or substantially all of our assets. Even if the Voting Group’s ownership falls below 50% of the combined voting power of our outstanding common stock, acting together, it may continue to be able to strongly influence or effectively control our decisions, including as a result of the right of the Voting Group to nominate individuals for election to our board. Additionally, the Voting Group’s interests may not align with the interests of our other stockholders. Yucaipa and Mr. Caring are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Yucaipa and Mr. Caring may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

Disease outbreaks, such as the COVID-19 pandemic or similar public health threats that may arise in the future, and measures implemented to combat them have had, and may in the future have, a material adverse effect on our business.

The COVID-19 pandemic, the measures governments implemented in order to stem its spread, and the general concern about the virus had a material adverse effect on the demand for worldwide for travel compared to historical levels and resulted in mandatory temporary closures of our Houses and sites. Similar disease outbreaks or public health threats that may arise in the future could have similarly adverse effects on our business. Our operations were, and could in the future be, negatively affected further if our employees are quarantined or sickened as a result of exposure to a disease outbreak, or as a result of a similar public health crisis, or if they are subject to additional governmental curfews, health orders or similar restrictions. We are unable to predict the extent to which disease outbreaks or other public health threats that may arise in the future may change our members and customers' behavior or travel patterns, which could have a material impact on our business. The degree to which any future disease outbreaks or public health threats may impact our revenues, results of operations and financial condition is uncertain and will depend on future developments.

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

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by Russia’s ongoing conflict with Ukraine and disruptions and conflict in the Middle East

Russia’s invasion of Ukraine has negatively affected the global economy. Financial and economic sanctions imposed on certain industry sectors and parties in Russia by the US, United Kingdom and European Union, as well as potential retaliatory actions by Russia, could also have a negative impact on the global economy. Although the Company does not operate in Russia or Ukraine, the broader consequences of this conflict, including rising energy prices and shortages of and increased costs for food, goods and services and transportation or further escalation in adjacent areas could have negative downstream effects on our business and operations. Further expansion or escalation of military confrontations or related geopolitical tensions, including increased restrictions on global trade, could result in, among other things, lower travel demand, cyberattacks, terrorist activities, supply disruptions, workforce volatility and changes to foreign currency exchange rates and constraints, volatility or disruption in financial markets including increases in interest rates, any of which may adversely affect the global economy and our business.

Additionally, the ongoing conflict in Israel and Gaza may adversely affect the global economy as energy prices may be adversely affected from the disruptions in the region. Specifically, our Tel Aviv house was temporarily closed because of the conflict and our revenues from that location may be adversely affected from time to time depending on the length and extent of the conflict.

Moreover, the effects of the ongoing conflict could intensify or otherwise affect many of the other risks described in these "Risk Factors" or elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Indebtedness

We have substantial debt, and we may incur additional indebtedness, which may negatively affect our business and financial results as well as limit our ability to pursue our growth strategy.

We have a substantial amount of debt, which requires significant principal and interest payments. As of December 31, 2023, we have an outstanding debt balance, net of issuance costs, of $957 million comprised of Senior Secured Notes, Other loans (as described in Note 12 Debt), finance leases and financing obligations (see Item 8, Financial Statements and Supplementary Data, Note 6 Leases and Note 12 Debt in this Annual Report on Form 10-K). Subject to the restrictions contained in our debt facilities, we may be able to incur additional indebtedness from time to time to finance working capital, capital expenditure or investments, or for other purposes. These restrictions will not prevent us from incurring obligations that do not constitute indebtedness, may be waived by certain votes of debt holders and, if we refinance our existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our activities. To the extent new indebtedness or other financial obligations are added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify.

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

Our indebtedness limits our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our results of operations. We believe that we will be able to operate our business without breaching the terms of our indebtedness. In addition, the credit agreements governing our credit facilities require us to meet specified financial and operating results and maintain compliance with specified financial covenants and ratios. In particular, under our amended senior revolving facility agreement (the "Revolving Credit Facility") with HSBC Bank PLC ("HSBC") dated December 5, 2019 (the tenor of which was extended on November 10, 2022 to July 25, 2026), from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are only applicable when 40% or more of the facility is drawn. As of December 31, 2023, the facility remains undrawn with £71 million ($90 million) available to draw under this facility and £4 million ($5 million) utilized as a letter of guarantee against one of our operating lease agreements.

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

As part of the going concern assessment, we have modeled a number of different scenarios. Given current economic conditions, our modeling of various scenarios, as compared to detailed forecasts, considers the potential impact of such generalized economic uncertainties on our business across all regions and the extent to which this could adversely affect House openings and cash flows. However, we can provide no assurance that the scenarios included in our models will ultimately provide to be true, our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized, or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs without taking other steps to reduce or delay expenditure. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy or take such other steps to reduce or delay expenditure. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we can provide no assurance that we will be able to refinance any of our indebtedness when it falls due for renewal, on commercially reasonable terms or at all.

Risks Related to Our Properties

Our properties are currently geographically concentrated in a limited number of cities and, accordingly, we could be disproportionately harmed by an economic downturn in these cities or by a disaster, such as a hurricane, earthquake or terrorist attack, among other catastrophes.

The concentration of certain of our properties in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified companies. For example, an economic downturn, a natural disaster, a terrorist attack, civil disturbances or similar catastrophes in London, New York or Los Angeles would likely have a disproportionate effect on our overall results of operations. In addition, certain of our properties are located in markets that are more susceptible to natural disasters than others, which could adversely affect those properties, the local economies, or both. Specifically, the Miami, Florida area, where Soho Beach House is located, is susceptible to hurricanes, such as those that occurred in 2017, and St Vincent and the Grenadines, where Soho Beach House Canouan is located, is also susceptible to hurricanes; West Hollywood, California, where Soho House West Hollywood and Soho House Holloway are located, and Istanbul, Turkey, where Soho House Istanbul is located, are susceptible to earthquakes; and there have been multiple terrorist attacks in areas where a number of our Houses are located, including London, Istanbul, Tel Aviv and Mumbai. Our properties are also at risk of man-made disasters, particularly fires. Our properties are also at risk of being negatively impacted by civil disturbances, protest or rioting, such as the 2019 political protests which impacted Soho House Hong Kong. While we maintain property and business interruption insurance, we carry large deductibles, and there can be no assurance that if an earthquake, hurricane or other natural or man-made disaster or other catastrophe should affect our geographical areas of operations, we would be able to maintain our current level of operations or profitability, or that property and business interruption insurance would adequately reimburse us for our losses. Any such economic downturn, disaster or other catastrophe could adversely affect our business, results of operations and financial condition.

We own some of our properties, which exposes us to a fall in property prices which could harm our business.

While our model is to lease our properties, there are certain properties within our portfolio that we own or where it is owned by a joint venture —Babington House (Somerset, England), High Road House (London, England), Soho Beach House (Miami, US), Ludlow House (New York, US), 56-60 Redchurch (London, England), Little Beach House Barcelona (Garraf, Spain) and Soho House Barcelona (Barcelona, Spain). The property market in any jurisdiction may fall resulting in an erosion of value that we have built up in the owned properties and therefore adversely impacting our business, results of operations and financial condition.

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

Most of our Houses and the properties from which we operate our businesses are occupied under leases and the operation of our businesses in those Houses depends on our right to use the premises demised by the relevant lease. We are subject to the risk that a lessor could refuse to extend the agreed term of any lease agreement or that a lease agreement could be terminated before expiration of the lease term (e.g., due to a contractual break option available to the lessor or a breach of a statutory provision applicable to certain fixed-term lease agreements in the UK and Germany) or not be renewed on commercially reasonable terms or at all. Under the typical terms of the relevant leases, in the event of certain material breaches by us, the landlord may enforce its right to forfeit or terminate the lease. In some instances, the tenant has customary rights to apply for relief from any such forfeiture or termination, which application is likely to be successful if the relevant breach is remedied at the same time. However, more generally, there can be no assurances that any affected landlord will continue to allow us to use the land demised by the lease if we fail to meet our contractual obligations thereunder.

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

Given the communication channels through which we engage with our members, customers and employees, and other aspects of our business, it is important that we and our third-party service providers maintain uninterrupted operation of our business-critical computer systems. Our operations depend upon our ability, and the ability of our third-party service providers, to protect our computer equipment and other systems against damage, failure, interruption and security incidents. Our systems, and those of our third-party service providers, including back-up systems, are subject to damage, interruption, disruption or outage from, among other things, physical theft, human error, power outages and loss, computer and telecommunications failures, computer viruses and worms, installation of malicious software, internal or external security or data breaches, phishing, ransomware, malware, social engineering attacks, credential stuffing, denial-of-service attacks, catastrophic events and natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes, wars, terrorism, fraud, negligence, misconduct or errors by our employees or other third parties, including state-sponsored organizations with significant financial and technological resources, and other disruptive problems or security breaches. If our or our third-party service providers’ systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. Any material impairment of our systems, including the theft, damage, or corruption of information in our systems, could have a material adverse effect on our business, results of operations and financial condition. Among other things, this could result in interruptions to, or delays in, our business and member and customer service, unauthorized access or misuse of data, including PII, and may reduce efficiency in our operations.

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
•
our ability to process membership and other fees, customer orders, and our distribution channels could be disrupted, interrupted or damaged, resulting in delays in revenue recognition, harm to our relationships with customers and prospective customers and harm to our reputation;
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

Furthermore, outside parties may attempt to fraudulently induce our employees or employees of our third-party service providers to disclose sensitive or confidential information in order to gain access to our or our third-party service providers’ systems and processes. The number and complexity of these threats continue to increase over time. Although we have implemented and maintain systems and controls designed to prevent cybersecurity events from occurring, including policies and processes designed to identify and mitigate threats, such efforts may not be able to prevent all security breaches or unauthorized attempts to access our systems or data, including

PII and confidential data. The development and maintenance of our IT systems, controls, and processes require ongoing monitoring and updating as technologies evolve and efforts to intrude into our IT systems become more sophisticated. Despite our best efforts, including the implementation of threat protection, information and network security measures and business continuity and disaster recovery plans, our systems and those of our third-party service providers may be vulnerable to attacks, and we cannot guarantee that the inadvertent or unauthorized use of confidential, sensitive or personal information, including PII, will not occur, or that third parties will not gain unauthorized access to such information.

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

In addition, certain jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. For example, the General Data Protection Regulation (2016/679) ("EU GDPR") and national laws supplementing the EU GDPR across the European Economic Area ("EEA") and in the UK, require companies to notify individuals of personal data breaches that are likely to result in a high risk to the rights and freedoms of these individuals. Additionally, laws in all 50 US states require businesses to provide notice to customers whose PII has been disclosed as a result of a data breach. In some cases, our agreements with certain customers may require us to notify them in the event of a security incident. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. Moreover, if we, or a third-party service provider or a similar provider in our industry were to experience a security breach, customers may lose trust in the security of the business model and underlying technology generally, which could adversely impact our ability to retain existing customers or attract new ones.

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

In the ordinary course of business, we collect, use, transmit, store, share and otherwise process member, customer and employee data, including credit and debit card numbers, bank account information, dates of birth, location information and other types of personal data. Some of this data is sensitive and could be an attractive target for criminal attack by malicious third parties with a wide range of expertise and motives (including financial gain), including organized criminal groups, hackers, disgruntled current or former employees, and others. In particular, the increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. The integrity, protection and security of such member, customer and employee data is critical to us.

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

Foreign data protection, privacy, consumer protection and other laws and regulations are often more restrictive than those in the United States. In particular, the EEA (comprised of the EU member states and Iceland, Liechtenstein and Norway) and the UK, have traditionally taken broader views as to types of data that are subject to privacy and data protection. In the EU, the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable) is governed by the EU GDPR. The UK has implemented the EU GDPR into its national law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (known as the "UK GDPR", and together with the EU GDPR, the "GDPR") which sits alongside the UK Data Protection Act 2018. The GDPR imposes a number of obligations on controllers, including, among others: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (ii) requirements to process personal data lawfully including specific requirements for obtaining valid consent where consent is the lawful basis for processing; (iii) obligations to consider data protection as any new products or services are developed and designed and to limit the amount of personal data processed; (iv) obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal data, a right to obtain restriction of processing or to withdraw consent to processing, or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a usable format and a right to erasure of personal data in certain circumstances; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible) and affected individuals where the personal data breach is likely to result in a high risk to their rights and freedoms.

In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism in accordance with the EU GDPR has been put in place or a derogation under the EU GDPR can be relied on. In July 2020, the Court of Justice of the European Union ("CJEU") in its Schrems II ruling invalidated the EU-U.S. Privacy Shield framework, a self-certification mechanism that facilitated the lawful transfer of personal data from the EEA to the United States, with immediate effect. The CJEU upheld the validity of standard contractual clauses ("EU SCCs") as a legal mechanism to transfer personal data but companies relying on EU SCCs will need to carry out a transfer impact assessment ("TIA"), which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs will need to be implemented to ensure an 'essentially equivalent' level of data protection to that afforded in the EEA. The UK GDPR imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK does not consider adequate. This may have implications for our cross-border data flows and may result in compliance costs.

Further, on October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework ("DPF"), and on July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy ("Adequacy Decision") for EU-US transfers of personal data for entities self-certified to the DPF. Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.

It should also be noted that the UK government has published its own form of EU SCCs known as the UK International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The UK’s Information Commissioner’s Office ("ICO") has also published its own version of the TIA and guidance on international transfers, although entities may choose to adopt either the EU or UK style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge ("UK Adequacy Regulations"). Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF.

The GDPR also introduces fines of up to €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or up to 4% of the annual global turnover of the noncompliant company, whichever is greater, for serious violations of certain of the GDPR's requirements. The GDPR identifies a list of points to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation for financial or non-financial losses (e.g., distress). Complying with the GDPR may cause us to incur substantial operational and compliance costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, regulators, customers, data subjects, suppliers, vendors or other parties. Further, there is a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects. There is a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of personal data, potentially resulting in us facing harms similar to those described above.

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

In the US, numerous states have enacted or are in the process of enacting comprehensive data privacy laws and regulations governing the collection, use, and other processing of personal information and providing rights to state residents to access, delete, correct and opt out of the sale or use of their personal information for targeted advertising and for certain other uses of personal data. Our business operates in some, but not all, of these states. These laws are enforceable only by state attorney generals, district attorneys in some states, and in California, the state’s new privacy agency; there is no private right of action to enforce these laws. Prosecutors can recover civil (and for California, administrative) penalties, often on a per-person and per-incident basis, which could be substantial. To date, there have been limited public enforcement actions, but that could change in the coming year. California’s law also authorizes private parties to bring suits against regulated businesses for negligent data breaches, and plaintiffs can recover statutory damages for such claims, in addition to actual damages and injunctive relief; those cases are proliferating. These laws and expanded enforcement actions and authorities could increase our potential liability and could have an adverse impact on our business, including its financial condition.

In addition, the plaintiffs’ bar is increasingly active and has brought hundreds of cases in recent years under privacy-related legal theories, including the California Invasion of Privacy Act (CIPA), otherwise known as California’s wiretapping law. These cases typically concern allegations that the use of common third-party vendors or tools on a website constitute interceptions of confidential communications that allegedly constitute wiretapping, which can only be done with the consent of both parties to the communication. These wiretapping cases can be brought in a class action or in a mass arbitration setting. If such suits are brought against us, defending against them in court or in arbitration could substantially increase our legal costs, potential liability, and involve members of our legal teams to assist in defending these claims.

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

Specifically, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in, or affecting, commerce in violation of Section 5 of the FTC Act. Additionally, the FTC recently published an advance notice of proposed rulemaking on commercial surveillance and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive.

Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. Federal, state, local, provincial, and international regulators and industry groups may also consider and implement from time to time new data privacy, security and protection laws, rules, regulations and requirements that apply to our businesses, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, laws in all 50 US states require businesses to provide notice under certain circumstances to customers whose PII has been disclosed as a result of a data breach. Compliance with evolving data privacy and security laws, rules, requirements and regulations may result in cost increases due to necessary changes to our systems and practices, new limitations or constraints on our business models, the development of new administrative processes and may prevent us from providing certain offerings in certain jurisdictions in which we currently operate and in which we may operate in the future. They also may impose further restrictions on our processing, sharing, transmission, collection, disclosure and use of PII in connection with the Soho House App or that are housed in one or more databases maintained by us or our third-party service providers. Any actual or perceived noncompliance with applicable data privacy, security and protection laws, rules and regulations, industry group requirements, contractual obligations, consent requirements or a security or data breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, including PII, whether by us or by one of our third-party service providers, and lawsuits brought under state wiretapping laws could have a material adverse effect on our business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order.

Risks Related to Regulations

We are subject to unionization and labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

As a result of our entry into operating agreements (including in relation to “The Ned Nomad” in New York and “The LINE” and “Saguaro” hotels in New York and California), as well opening Houses in Stockholm, Mexico City and Sao Paolo, we currently have employees represented by unions. Attempts may be made to organize more of our employee base, particularly in areas with a strong union presence or historical focus on labor rights, including New York and Los Angeles. As we continue to expand and enter new territories, unions may make further attempts to organize all or part of our employee base. If more or all of our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it would likely increase our costs and adversely impact our profitability. Additionally, responding to such organization attempts could distract our management and would likely result in increased legal and other professional fees, and potential labor union contracts could put us at increased risk of labor strikes and disruption of our operations.

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

We face significant risks if we fail to comply with the FCPA, the Bribery Act and other laws that prohibit improper payments or offers of payment to governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. In many countries, particularly in countries with developing economies, some of which represent significant markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, the Bribery Act or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA, the Bribery Act and similar laws, such policy may not be effective at preventing all potential FCPA, Bribery Act or other violations. We also cannot guarantee the compliance by our vendors, suppliers, agents and joint venture partners with applicable US laws, including the FCPA or other applicable non-US laws, including the Bribery Act. Therefore, there can be no assurance that none of our employees or agents will take actions in violation of our policies or of applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA and Bribery Act matters and monitor compliance is at an early stage. Any violation of the FCPA or the Bribery Act and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our business, results of operations and financial condition.

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
•
changes in tax laws, regulations, cross-border taxes, nexus-based tax practices, double taxation agreements, transfer pricing documentation rules, or in the interpretation, administration, or application thereof (in particular, as a result of Brexit and the ongoing base erosion and profit shifting ("BEPS" project); or
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by US federal and state and foreign authorities. Outcomes from these audits could have an adverse effect on our business, results of operations and financial condition.

Net operating losses and excess interest deductions to offset future taxable income may be subject to certain limitations or forfeiture.

Realization of these tax losses and interest deductions depends on future income, and there is a risk that our existing NOLs in certain jurisdictions including the US could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.

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

There is a risk that some of our US and UK losses and interest loss carryforwards may be restricted as a result of the changes in our stock ownership following the completion of our initial public offering on July 19, 2021.

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

Furthermore, investor perceptions of our company may suffer if additional deficiencies are found in our internal control over financial reporting, and this could cause a decline in the market price of our Class A Common Stock and accordingly our overall business. Regardless of compliance with Section 404, our failure to remediate the material weaknesses which have been identified or any additional failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our business, financial condition, liquidity, results of operations, cash flows or prospects and could result in an adverse opinion on our internal controls from our independent registered public accounting firm. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements; and (ii) the fact that policies and procedures, with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls were either not designed and in place, or not operating effectively. These material weaknesses resulted in adjustments to our financial statements and included lease accounting, income tax accounting, impairment of long-lived assets accounting, related party transactions and disclosures and balance sheet reclassifications during the course of the audit process.

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

Each share of our Class B Common Stock is entitled to ten votes, and each share of our Class A Common Stock is entitled to one vote. Stockholders who beneficially own Class B Common Stock, including affiliates of Yucaipa and certain other stockholders (including Mr. Caring and Mr. Jones and their respective affiliates and family members) who together constitute the Voting Group, control approximately 96.6% of the combined voting power of our outstanding common stock. Pursuant to our Certificate of Incorporation, each holder of our Class B Common Stock has the right to convert its shares of Class B Common Stock to shares of Class A Common Stock on a one-for-one basis. Additionally, shares of Class B Common Stock will automatically convert into shares of Class A Common Stock, on a one-for-one basis, upon transfer to any non-permitted holder of Class B Common Stock.

Because of the ten-to-one voting ratio between shares of our Class B Common Stock and Class A Common Stock, the Voting Group (which collectively holds all of our outstanding shares of Class B Common Stock) collectively controls a majority of the combined voting power of our common stock and therefore is able to control all matters submitted to our stockholders, and will be so long as the Voting Group owns a requisite percentage of our total outstanding common stock. Pursuant to the terms of the Stockholders’ Agreement, the Voting Group and its members are entitled to designate individuals to be included in the nominees recommended by our Board for election to our Board as follows:

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

We are a ‘controlled company’ within the meaning of the rules of the NYSE and, as a result, we qualify for, and currently rely on, exemptions from certain corporate governance requirements; you will not have the same protections afforded to stockholders of companies that are subject to all such requirements.

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

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. Since it is in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. On February 7, 2024, a short seller report that contained various allegations against the Company was published, which had an adverse impact on the market price of our common stock. This report disclosed the writer had a short position and put options with respect to our common stock. On February 7, 2024, the closing price of our common was $5.00, representing a decrease of $1.18 or 19% compared to the closing price of our common stock on February 6, 2024 prior to the publication of the report. Although we have timely responded to what we believe are the false allegations and misleading statements in the report, we cannot assure you that others will not publish similar misleading reports in the future. The publication of any such commentary regarding us may bring about a temporary, or long term, decline in the market price of our common stock. No assurances can be made that similar declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise. In addition, when the publication of such commentary occurs, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. Additionally, any such allegations, whether substantiated or not, could result in investigations by regulators, including the Securities and Exchange Commission. If any of our stockholders brought a lawsuit against us or we were subject to such investigations as a result of such allegations, we could incur substantial costs defending the Company from the lawsuit or such investigation. These could also divert time and attention of our management from our business and result in negative publicity, which could significantly harm our profitability and reputation.

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

For instance, a director of our company who also serves as a director, officer or employee of Yucaipa or any of its portfolio companies or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. Our Board consists of fourteen members, one of whom is affiliated with Yucaipa. These potential conflicts of interest could have a material and adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by any of Yucaipa to itself or its affiliated funds, the portfolio companies owned by such funds or any of their affiliates instead of to us.

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

Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of shares of our Class A Common Stock. As of December 31, 2023, we have 53,741,731 shares of Class A Common Stock outstanding and 141,500,385 shares of Class B Common Stock outstanding, which are convertible on a one-for-one basis into shares of our Class A Common Stock. All of the shares of Class A Common Stock are freely tradable without restrictions or further registration under the

Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including shares purchased by our affiliates in the IPO). Future sales of a substantial amount of our Class A Common Stock, particularly sales by our directors, executive officers or principal stockholders, or the perception that such sales might occur in the future, could cause the market price of our Class A Common Stock to fluctuate or make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate.

We have also filed a Form S-8 under the Securities Act to register all shares of Class A Common Stock that we may issue under our equity compensation plans. In addition, the Voting Group and certain of our other equity holders have certain demand registration rights that could require us in the future to file registration statements in connection with sales of our Class A Common Stock by the Voting Group. Such sales by the Voting Group and certain of our other equity holders could be significant. Once we register these shares, they can be freely sold in the public market upon issuance, subject to any lock-up agreements. Once any restrictions on resale end, the market price of shares of our Class A Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them or are released from any restrictions, which may make it more difficult for you to sell your shares of Class A Common Stock at a time and price that you deem appropriate.

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
expiration of any lock-up agreements;
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

An active market for our Class A Common Stock may not develop or be sustained, which could depress the market price of our Class A Common Stock and could affect your ability to sell your shares. In the absence of an active public trading market, you may not be able to liquidate your investment in our Class A Common Stock. An inactive market may also impair our ability to raise capital by selling our Class A Common Stock, our ability to motivate our employees through equity incentive awards and our ability to expand our business by using our Class A Common Stock as consideration. In addition, the market price of our Class A Common Stock may fluctuate significantly in response to various factors, some of which are beyond our control. In particular, we cannot assure you that you will be able to resell your Class A Common Stock at or above the price the shares were purchased at. The stock markets have experienced volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. In addition to the factors discussed elsewhere in this prospectus, the factors that could affect our share price are:

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. As a result of a recent short seller’s report, some plaintiffs’ lawyers are currently soliciting shareholders to institute class action suits against us for securities laws violations alleged in such report. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cyber Security.

Management policies and procedures

We recognize the need to protect our data, systems and technology. We have described related risks in Item 1A under the heading “Risks Related to our Technology and Data.” We have previously assessed and periodically measure our security maturity using the US National Institute of Standards and Technology Cybersecurity Framework. (“NIST CSF”) supported by other internal and third party assessments. Gaps or perceived weaknesses in our NIST CSF score are highlighted to our Cybersecurity Risk Committee and subsequently to the Board of Directors. A reassessment of our maturity using NIST CSF is being carried out in the early part of 2024. These assessments allow us to prioritize investment into those areas which provide the greatest improvement in the CSF scoring and by implication, our ability to identify, protect, detect, respond and recover from information and cybersecurity incidents. Risks are recorded in OneTrust and are formally assessed monthly, considering likelihood and potential impact and mitigating actions are implemented where possible to reduce identified risks. Controls designed to reduce or eliminate risk are designed into our technology, processes and management of third parties. We conduct regular vulnerability scanning and use a third party for regular penetration testing designed to help us identify new weaknesses or vulnerabilities. In addition, we use the same third party to help us conduct cybersecurity incident simulation which is subsequently used to inform updates to our Cybersecurity Incident Response Plan. We also have procedures designed to assess risks related to the use of third-party suppliers.

In the previous 12 months, we have not identified any risks from cybersecurity threats, including those from any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. For additional information about the cybersecurity risks we face, see the risk factors entitled, “A cybersecurity attack, ‘data breach’ or other security incident experienced by us or our third-party service providers may result in negative publicity, claims, investigations and litigation and adversely affect our business, results of operations and financial condition,” and “If we fail to properly maintain the confidentiality and integrity of our data, including member and customer credit or debit card and bank account information and other PII, or if we fail to comply with applicable laws, rules, regulations, industry standards and contractual obligations relating to data privacy, protection and security, it may adversely affect our reputation, business and operations,” in Item 1A Risk Factors.

Governance

We have implemented a governance program which facilitates senior management oversight of cybersecurity risk management. An operational risk group comprising senior SHCO Cyber Risk and third party Cyber Risk professionals together with the IT Infrastructure lead meet monthly to review emerging risks, progress with mitigation of identified risk and prioritization of risk reduction activities. The output from this group is shared quarterly with the Cyber Security Risk Committee (“CSRC”) a Board Sub-Committee which comprises the Chief Executive Officer (CEO), Chief Financial Officer (CFO), Chief Technology Officer (CTO), Chief Legal Officer (CLO) and Director of Information Security. The CSRC is responsible for reviewing the top strategic cyber risks, progress against cyber maturity improvement and recommending funding and resource requirements. The CSRC reports twice per year to the Audit Committee and the Board. The CSRC is also the body that collectively assess materiality in the event of a cybersecurity incident and meets as required to assess materiality.

Management’s role and relevant experience in assessing and managing cybersecurity

The NIST CSF is used to assess cybersecurity maturity. An initial baseline assessment has been used to inform our Cybersecurity Strategy and periodic assessments are used to update the NIST CSF scoring. These assessments are carried out by an independent third party to provide appropriate objectivity and challenge. In addition, we are progressing towards certification to the international information security management standard - ISO27001 and the related standard ISO27701 for privacy information management. Execution of our cybersecurity strategy is overseen by our Director of Information Security who is a qualified CSIM, CISA and a Fellow of the UK Chartered Institute of Information Security and has over 30 years of experience in cyber security. The Director of Information Security provides the CTO with periodic updates and also chairs the Cyber Security Risk Committee which provides a forum for senior management to discuss cyber risk management in greater detail.

Item 2. Properties.

Our principal office is located at 180 Strand, London, WC2R 1EA, United Kingdom, which is approximately 22,776 square feet. We lease our main office and substantially all of the properties on which we operate.

Owned properties

As of December 31, 2023, we directly own two properties in the UK: Babington House, a 300 year old Grade II* listed (by the Historic Buildings and Monuments Commission in England and Wales) manor house in Somerset, and High Road House in London. We also directly own one property in the US, Soho Beach House in Miami.

Joint venture owned properties

We own a share of four properties, through joint venture,: Soho House Barcelona, Spain; Little Beach House Barcelona, Spain; Ludlow House in New York, US; and the hotel rooms and restaurant at 56-60 Redchurch Street, London through our joint venture companies. Refer to Note 5 Equity Method Investments in this Annual Report on Form 10-K for further information.

Leased and managed properties

The rest of our properties are leased or managed, which reflects our asset-light real estate model. The terms of our typical lease agreements are generally 20-25 years and provide for fixed rents, although certain of our leases provide for periodic rent increases (usually pursuant to a reference index). Refer to Note 6 Leases in this Annual Report on Form 10-K for further information.

Our property portfolio mainly consists of our Soho Houses; however, we also lease and operate 5 Soho Home and Cowshed retail stores, 9 Soho Works locations; 10 stand-alone public restaurants, Scorpios Beach Club in Mykonos and other support locations in the US and UK. In addition, our Townhouse properties have two sites in London with restaurants and bedrooms. Dean Street Townhouse has an dining room in the heart of Soho, offering a menu of British classics. Above the restaurant, there are 39 bedrooms featuring beds, rainforest showers and freestanding bathtubs. Redchurch Townhouse is located in Shoreditch and includes 37 bedrooms and a Cecconi’s restaurant on the ground floor.

While we operate Soho House Istanbul, Soho House Mumbai, Soho Beach House Canouan, The LINE and Saguaro hotels and The Ned hotels, these properties are leased or owned by our local partners and we have no real estate interests in these properties.

The following table sets forth our Soho Houses by geographic location as of December 31, 2023 which represent our material property arrangements.

# Houses	House Name	Segment	Country	Arrangement Type	Territory	Opening	Years of Operation	Club Space	Gym/Health Club	Spa	Pool	Public F&B/ Friends Studio
1	40 Greek Street	UK	UK	Leased	UK	Jan-95	29	✓	-	-	-	-
2	Babington House	UK	UK	Owned	UK	Sep-98	25	✓	✓	✓	✓	-
3	Electric House	UK	UK	Leased	UK	Apr-02	21	✓	-	-	-	✓
4	Soho House New York	North America	USA	Leased	Americas	Jun-03	20	✓	-	✓	✓	-
5	High Road House	UK	UK	Owned	UK	Jul-06	17	✓	-	-	-	✓
6	Shoreditch House	UK	UK	Leased	UK	Jun-07	16	✓	✓	✓	✓	-
7	Soho House West Hollywood	North America	USA	Leased	Americas	Mar-10	14	✓	-	-	-	-
8	Soho House Berlin	Europe and RoW	Germany	Leased	Europe	May-10	13	✓	✓	✓	✓	✓
9	Soho Beach House Miami	North America	USA	Owned	Americas	Oct-10	13	✓	✓	✓	✓	✓
10	Little House Mayfair	UK	UK	Leased	UK	Apr-12	11	✓	-	-	-	-
11	Soho House Toronto	North America	Canada	Joint Venture	Americas	Oct-12	11	✓	-	-	-	-
12	Soho House Chicago	North America	USA	Leased	Americas	Aug-14	9	✓	✓	✓	✓	✓
13	Soho House Istanbul	Europe and RoW	Turkey	HMA*	Europe	Apr-15	8	✓	✓	✓	✓	✓
14	Soho Farmhouse	UK	UK	Leased	UK	Jun-15	8	✓	✓	✓	✓	-
15	76 Dean Street	UK	UK	Leased	UK	Aug-15	8	✓	-	-	-	-
16	Little Beach House Malibu	North America	USA	Leased	Americas	May-16	7	✓	-	-	-	-
17	Ludlow House	North America	USA	Leased	Americas	Jul-16	7	✓	-	-	-	-
18	Soho House Barcelona	Europe and RoW	Spain	Joint Venture	Europe	Oct-16	7	✓	✓	✓	✓	✓
19	Kettner's	UK	UK	Leased	UK	Jan-18	6	✓	-	-	-	✓
20	White City House	UK	UK	Leased	UK	May-18	5	✓	✓	✓	✓	✓
21	DUMBO House	North America	USA	Leased	Americas	May-18	5	✓	-	-	✓	✓
22	Soho House Amsterdam	Europe and RoW	The Netherlands	Leased	Europe	May-18	5	✓	✓	✓	✓	✓
23	Little Beach House Barcelona	Europe and RoW	Spain	Joint Venture	Europe	Aug-18	5	✓	-	✓	-	-
24	Soho House Mumbai	Europe and RoW	India	HMA*	Asia	Nov-18	5	✓	✓	✓	✓	✓
25	Soho House Hong Kong	Europe and RoW	Hong Kong	Leased	Asia	Sep-19	4	✓	✓	-	✓	-
26	Soho Warehouse, DTLA	North America	USA	Leased	Americas	Oct-19	4	✓	✓	-	✓	-
27	Soho Roc House	Europe and RoW	Greece	Leased	Europe	Jul-20	3	✓	✓	-	✓	-
28	Soho Beach House Canouan	North America	St Vincent & The Grenadines	HMA*	Americas	Apr-21	2	✓	✓	-	-	-
29	180 House	UK	UK	Leased	UK	Apr-21	2	✓	-	-	✓	✓
30	Soho House Austin	North America	USA	Leased	Americas	May-21	2	✓	-	-	✓	-
31	Soho House Tel Aviv	Europe and RoW	Israel	Leased	Europe	Aug-21	2	✓	-	-	✓	-
32	Soho House Paris	Europe and RoW	France	Leased	Europe	Sep-21	2	✓	✓	-	✓	-
33	Soho House Rome	Europe and RoW	Italy	Leased	Europe	Oct-21	2	✓	✓	✓	✓	✓
34	Soho House Nashville	North America	USA	Leased	Americas	Feb-22	2	✓	✓	-	✓	-
35	Brighton Beach House	UK	UK	Leased	UK	Mar-22	2	✓	-	-	✓	-
36	Holloway House	North America	USA	Leased	Americas	May-22	1	✓	-	-	-	-
37	Little House Balham	UK	UK	Leased	UK	Jul-22	1	✓	-	-	-	-
38	Soho House Copenhagen	Europe and RoW	Denmark	Leased	Europe	Jul-22	1	✓	-	-	-	-
39	Soho House Stockholm	Europe and RoW	Sweden	Leased	Europe	Dec-22	1	✓	-	-	-	-
40	Miami Pool House	North America	USA	Leased	Americas	Dec-22	1	✓	-	-	✓	-
41	Soho House Bangkok	Europe and RoW	Thailand	Leased	Asia	Feb-23	0	✓	-	-	✓	-
42	Soho House Mexico City	North America	Mexico	Leased	Americas	Sep-23	0	✓	-	-	✓	-

*SHCO operates these properties under a hotel management agreement.

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

Market for SHCO's Common Stock

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

Holders of SHCO’s Class A Common Stock

As of March 12, 2024, there were 1,576 registered holders of our Class A Common Stock and 8 registered holders of our Class B Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2023.

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. We have elected not to include a discussion of the earliest year. Such disclosure can be reviewed in Item 7of the prior filing. Such discussion is not directly comparable due to an inconsistent constant currency basis which uses a different factor to convert the 2021 financial information within the prior filing.

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

Overview

SHCO is a global membership platform that connects a vibrant, diverse group of members from across the world. These members use the platform to both work and socialize, to connect, create, have fun and drive a positive change. The central pillar of SHCO is Soho House, which drives the majority of our membership and revenue today. A Soho House membership offers access to a network of distinctive and carefully curated Houses, across North America, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including the Soho House App and our website.

Over the last 29 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of December 31, 2023, we have approximately 259,900 members (including approximately 193,900 Soho House Members) who engage with SHCO through our global portfolio of 42 Soho Houses, 9 Soho Works, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and The LINE and Saguaro hotels in North America also form part of SHCO’s wider portfolio via management agreements to operate the properties.

Our membership expertise, honed through the growth of Soho House, has led to our evolution into Soho House & Co, a home to numerous memberships including Cities Without Houses, Soho Works, Soho Friends, and Ned’s Club. By designing, curating and growing our membership offering, our membership platform can quickly and easily respond to shifting lifestyle trends and the evolution of our members’ needs. Our memberships work together, allowing us to reach new audiences with a set of interconnected offerings.

Our membership has remained resilient through multiple economic cycles and other macroeconomic dislocations, including the recent COVID-19 pandemic. The power of our model is driven by the important role we believe that we play in our members’ lives and the value we consistently provide them for their membership fees. We believe our retention compares favorably to leading consumer subscriptions or memberships—across music, media, fitness, entertainment and commerce—despite, in many cases, their significantly lower price points.

The demand for our membership is also demonstrated by our large and growing SHCO global waitlist, which as of December 31, 2023 stands at over 99,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

Further, we have observed a secular shift in the ways that people live and work—with less time spent in traditional corporate offices and more time in social spaces that encourage creativity and mutual engagement. We believe that these trends will only accelerate, and that the freedom to be able to choose where to live and work will likely have a significant impact on our target market. We believe this will create an even greater demand for curated communities that can grow and thrive in a more deliberate environment.

For fiscal 2023, of our $1,136 million in Total revenues, $361 million (32%) was attributable to Membership revenues, $482 million (42%) to In-House revenues, and $292 million (26%) to Other revenues. For fiscal 2022, of our $972 million in Total revenues, $273 million (28%) was attributable to Membership revenues, $427 million (44%) to In-House revenues, and $273 million to Other revenues (28%).

Membership revenues are comprised of annual membership fees, one-time legacy initial registration fees paid by members, prior to April 4, 2022 and unredeemed House Introduction Credits. Refer to Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies—Basis of Presentation in this Annual Report on Form 10-K for further information on one-time legacy initial registration fees and the introduction of House Introduction Credits from April 4, 2022.

In-House revenues include all revenues realized within our Houses, including food and beverage, accommodation, and spa products and treatments. We view Membership Revenues and In-House Revenues as interrelated, although there is no minimum spend for any member on our In-House offerings that generate In-House Revenues. In practice the significant majority of In-House Revenues are generated by our members, and the pricing of our In-House offerings reflects that accordingly, with pricing of such In-House offerings being identical for both members and non-members.

Other revenues include all revenues not realized within our Houses, including Scorpios, Soho Works and stand-alone restaurants, design and procurement fees from Soho House Design, Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses, as well as management fees from hotel management contracts for The Ned Sites and The LINE and Saguaro hotels.

Our Membership Platform

All of our memberships have been built to enrich the lives of their members, as well as expand our membership offering to a broader audience.

Soho House

Soho House remains at the core of our membership platform by creating a foundation upon which additional membership businesses can be built and scaled.

Every House annual membership fee is approximately $4,800, excluding local sales taxes, which provides access to all of our Houses globally. Our Houses attract members from every demographic, with members from “Generation Z” (26 years old and younger) and “Millennials” (27 to 42 year-olds) constituting the fastest-growing cohorts. We believe the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

This membership allows us to welcome members to our global community in new geographies where we do not have a physical House. Through this membership we are able to generate additional revenues on our existing base of Houses and gather intelligence for future growth, which we have leveraged to open new Houses in certain locations, including Bangkok, Thailand (February 2023), Mexico City, Mexico (September 2023), Portland, USA (March 2024), and planned future openings in Sao Paulo, Brazil (2024), and Manchester, United Kingdom (2024). As of December 31, 2023, we have 10,622 CWH members across 82 cities.

•
Soho Friends

Through this membership we offer access to some physical House spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands to an audience who enjoy the Soho House offerings but do not have a Soho House Membership. Soho Friends annual membership is approximately $130 and does not provide full access to our Houses. As of December 31, 2023, we had 59,971 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House Adult Paying Members continue to account for the majority of visitors to our Houses and restaurants.

•
Soho Works

Soho Works provides its members with the space and resources to work alongside other like-minded individuals and businesses—facilitating connections and providing the tools to flourish. Aimed primarily at existing Soho House and Soho Friends members, with locations in LA, New York and London. Soho Works draws on the same design principles and membership ethos as Soho House, but is a space purposed entirely for work and creative collaboration.

As of December 31, 2023, we had 6,048 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Adult Paying Members, a US Soho Works membership ranges from $400 to $750 per month, depending on membership type.

Scorpios Beach Club

Set in a cove on the southern tip of Mykonos, Scorpios offers a one of a kind beach experience with a well-established globally recognized brand. With a restaurant, terraces and daybeds, and a distinctive wellness offering, Scorpios enriches the lives of its guests who are looking to escape from their daily lives. We believe the Scorpios concept has significant potential to expand into additional locations as a key part of our platform and we expect to open new sites in Tulum, Mexico and Bodrum, Turkey in 2024-2025.

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”), including Ned's Friends, is aimed at a broader group of professional people. As of December 31, 2023, Ned’s Club London, New York and Doha have approximately 4,600 members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

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

Our business and future performance is also affected by a variety of factors, including:

•
The ability to grow our member base. Long-term member growth is a direct driver of Membership Revenue growth and an important factor in driving In-House Revenue growth. The impact of long-term member growth on Membership Revenues can be particularly impactful to our earnings given the lower direct expenses associated with incremental Membership Revenues relative to our other revenue streams.
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

Reportable Segments

Our operations consist of three reportable segments (United Kingdom, North America, Europe and Rest of the World (“ROW”)) and one non-reportable segment that we present as “All Other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and stand-alone restaurants. Refer to Item 8, Financial Statements and Supplementary Data, Note 21 Segments in this Annual Report on Form 10-K for more information on reportable segments.

Key Performance, Operating Metrics and Additional Financial Measures and Other Data Evaluated by Management

In assessing the performance of our business, we consider a variety of operating and financial measures and metrics. These measures and metrics include:

NUMBER OF SOHO HOUSES. The number of Soho Houses reflects the total number of Soho Houses in operation in any period, irrespective of whether each House is (i) controlled by us, (ii) operated through a non-controlling interest in a joint venture or (iii) operated under a management contract.

We review the number of members from all Houses to assess new member growth, total House Revenues, and House-Level Contribution.

NUMBER OF SOHO HOUSE MEMBERS. Our Soho House membership model is an integral part of our business and has a significant impact on our profitability and financial performance. Typically, members hold an Every House membership or a Local House membership. Member count is the primary driver of Membership Revenues and is also a critical factor in driving In-House Revenues as members utilize the offerings that are provided within the Houses. Soho House members include all active, frozen and non-paying members.

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

NUMBER OF OTHER MEMBERS. Other members include members of Soho Works and Soho Friends which are key to our growth strategy and enhancing our Soho House member experience. Like Adult Paying members, other memberships are an integral part of our business and we believe will have a significant impact on our profitability and financial performance in the future.

FROZEN MEMBERS. Frozen Members refers to Adult Paying Members who have elected to suspend their membership payments on a six, nine or twelve month basis during which period the member is not able to gain access to a Soho House site as a member, access our membership Apps, or book bedrooms or Cowshed treatments or products on discounted member rates. Frozen Members are not included in Adult Paying Members, but are included in the total number of Soho House members.

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

NON-HOUSE MEMBERSHIP REVENUES. Non-House Membership Revenues are comprised of Soho Works membership revenues, Soho Friends membership revenue.

ACTIVE APP USERS. Active App Users is defined as unique users who have logged into any of our membership Apps within the previous three months.

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

Non-GAAP Financial Measures

We refer to Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin throughout this Annual Report on Form 10-K, as we use these measures to evaluate our operating performance and each of these measures is defined in “Non-GAAP Financial Measures.” We believe these measures are useful to investors in evaluating our operating performance. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin are all supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin should not be considered as substitutes for GAAP metrics such as Operating Income (Loss) and Net Loss or any other performance measure derived in accordance with GAAP. Some of our financial and operational data that we disclose in this Annual Report on Form 10-K are presented on a ‘constant currency’ basis to isolate the effect of currency changes during the period. Where we refer to a measure being calculated in ‘constant currency’, we are calculating the USD change and the percent change as if the exchange rate that is being used in the current period was in effect for the prior period presented. We believe that this calculation provides a more meaningful indication of actual year-over-year performance and eliminates the fluctuations from currency exchange rates.

KEY PERFORMANCE AND OPERATING METRICS

	As of
	December 31, 2023	January 1, 2023	January 2, 2022
	(Unaudited)
Number of Soho Houses	42	40	33
North America	15	14	11
United Kingdom	13	13	11
Europe/RoW	14	13	11
Number of Soho House Members	193,865	161,975	122,807
North America	70,284	60,439	45,733
United Kingdom	70,865	60,909	48,575
Europe/RoW	42,094	33,827	23,847
All Other	10,622	6,800	4,652
Number of Other Members	66,019	64,855	33,029
North America	17,615	17,864	7,944
United Kingdom	40,024	39,325	22,131
Europe/RoW	8,380	7,666	2,954
Number of Total Members	259,884	226,830	155,836
Number of Active App Users	201,211	168,641	119,677

	For the Fiscal Year Ended		For the Fiscal Year Ended
	December 31, 2023	January 1, 2023	December 31, 2023	January 1, 2023
	Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Membership Revenue growth year over year	33%	44%	32%	61%
North America	28%	48%	28%	48%
United Kingdom	36%	28%	35%	43%
Europe/RoW	49%	50%	48%	68%
All Other	30%	68%	29%	87%
Operating loss	$(23,003)	$(147,481)	$(23,003)	$(152,137)
Operating loss margin	(2)%	(15)%	(2)%	(15)%
House-Level Contribution	218,037	144,425	218,037	145,678
House-Level Contribution Margin	27%	22%	27%	22%
Other Contribution	70,002	52,524	70,002	52,980
Other Contribution Margin	21%	17%	21%	17%
Adjusted EBITDA	128,000	60,741	128,000	61,268
Percentage of total revenues	11%	6%	11%	6%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2023 AND JANUARY 1, 2023

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	December 31, 2023	January 1, 2023		January 1, 2023 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$361,487	$272,809	33%	$274,014	32%
In-House revenues	482,066	426,602	13%	428,653	12%
Other revenues	292,326	272,803	7%	274,606	6%
Total revenues	1,135,879	972,214	17%	977,273	16%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)(2)	(589,357)	(524,929)	(12)%	(529,484)	(11)%
Other operating expenses (exclusive of depreciation and amortization)(3)	(258,483)	(250,336)	(3)%	(252,508)	(2)%
General and administrative expenses (exclusive of depreciation and amortization)(4)	(143,583)	(123,435)	(16)%	(124,506)	(15)%
Pre-opening expenses	(18,604)	(14,081)	(32)%	(14,203)	(31)%
Depreciation and amortization	(111,403)	(99,930)	(11)%	(100,797)	(11)%
Share-based compensation	(20,230)	(27,681)	27%	(27,921)	28%
Foreign exchange gain (loss), net	36,196	(69,600)	n/m	(70,204)	n/m
Loss on impairment of long-lived assets	(47,455)	—	n/m	—	n/m
Other, net	(5,963)	(9,703)	39%	(9,787)	39%
Total operating expenses	(1,158,882)	(1,119,695)	(3)%	(1,129,410)	(3)%
Operating loss	(23,003)	(147,481)	84%	(152,137)	85%
Other (expense) income
Interest expense, net	(84,136)	(71,499)	(18)%	(72,119)	(17)%
Gain (loss) on sale of property and other, net	(1,038)	390	n/m	393	n/m
Share of income (loss) of equity method investments	1,900	3,941	(52)%	3,975	(52)%
Total other expense, net	(83,274)	(67,168)	(24)%	(67,751)	(23)%
Loss before income taxes	(106,277)	(214,649)	50%	(219,888)	52%
Income tax expense	(10,811)	(5,131)	n/m	(5,176)	n/m
Net loss	(117,088)	(219,780)	47%	(225,064)	48%
Net (income) loss attributable to non-controlling interest	(865)	(800)	(8)%	(807)	(7)%
Net loss attributable to Soho House & Co Inc.	$(117,953)	$(220,580)	47%	$(225,871)	48%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.
(2)
In-House operating expenses is exclusive of depreciation and amortization of $67,786 and $55,587 ($67,786 and $56,069 in constant currency) for the fiscal years ended December 31, 2023 and January 1, 2023, respectively.
(3)
Other operating expenses is exclusive of depreciation and amortization of $29,615 and $30,262 ($29,615 and $30,525 in constant currency) for the fiscal years ended December 31, 2023 and January 1, 2023, respectively.
(4)
General and administrative expenses is exclusive of depreciation and amortization of $14,002 and $14,081 ($14,002 and $14,203 in constant currency) for the fiscal years ended December 31, 2023 and January 1, 2023, respectively.

OVERVIEW

In fiscal 2023 we delivered strong growth across our core business, seen in both our Houses and other channels. Despite continuing inflationary pressures we were able to drive operational efficiencies and deliver year-on-year improvements in net loss, while successfully opening two new Soho Houses in Bangkok and Mexico City.

During fiscal 2023, our global number of Soho House members increased by 31,890, or 20%, we slightly reduced our Soho Works members by 600 and grew our Soho Friends by 1,800. Adult Paying Members increased by over 23,800 and frozen members grew from 2,256 members to 7,512. Due to the increase in Adult Paying Members and our Non-House members across fiscal 2023, Membership revenues increased by $88,678, or 33%.

Total In-House revenues increased by $55,464 in fiscal 2023, or 13%, as a result of increased members and the addition of two Soho Houses that opened throughout fiscal 2023 as well as a full year of In-House revenues for the seven Soho Houses we opened in fiscal 2022. Other revenues increased by 7% in fiscal 2023 driven by growth in Soho Home and Soho Works revenues year-on-year, plus Ned New York (which opened in June 2022) and Ned Doha (which opened in November 2022), in respect of which we recognized a full year of management fees.

Operating loss for fiscal 2023 was $23,003 a decrease of $124,478 from that in fiscal 2022 of $147,481 driven by increased revenues year-on-year coupled with foreign exchange gains on revaluation of borrowings. Although we saw higher In-House and Other operating expenses year-on-year in line with higher volumes and inflationary pressures, both House-Level Contribution and Other Contribution increased in fiscal 2023, primarily as a result of improved operational efficiencies, selective price increases and higher Membership revenues.

Net loss attributable to Soho House & Co decreased to $117,953 in fiscal 2023 from $220,580 in fiscal 2022. Adjusted EBITDA increased from $60,741 in fiscal 2022 to $128,000 in fiscal 2023 driven by strong growth in our revenues, operational efficiencies, and some normalization of trading activity levels post-COVID-19.

TOTAL REVENUES

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$1,135,879	$972,214	17%	16%
North America	441,005	389,124	13%	13%
United Kingdom	350,515	299,929	17%	16%
Europe/RoW	183,260	135,104	36%	34%
All Other	161,099	148,057	9%	8%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

MEMBERSHIP REVENUES

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$361,487	$272,809	33%	32%
North America	170,946	133,889	28%	28%
United Kingdom	104,387	76,507	36%	35%
Europe/RoW	39,240	26,287	49%	48%
All Other	46,914	36,126	30%	29%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Membership revenues increased by 33% to $361,487 in fiscal 2023 predominantly driven by an increase in Adult Paying Members of 18%, or 23,800, who joined after the end of the fourth quarter of fiscal 2022. Additionally, the Soho House Every House membership fee was increased at the start of fiscal 2022 which impacted existing Every House members on their renewal date throughout fiscal 2022, meaning in fiscal 2023 we captured a full year of these increases.

All Soho House Adult paying fees were also increased in January 2023, with a mid single-digit price rise generally for existing members and a low double-digit increase in price for new members. This increase impacts new members on the date they join and existing members on their renewal date, and did not have had a significant material impact at the end of fiscal 2023.

There was also an increase in Non-House Membership revenues of $36,159, following the increase in the number of Soho Friends, with approximately 1,200 additional Non-House members at the end of fiscal 2023 as compared to the fourth quarter of fiscal 2022.

In constant currency, Membership revenues increased by $87,473, or 32% in fiscal 2023.

North America segment saw an increase in membership revenues of $37,057, or 28%, due to approximately 7,300, or 14% increase in Adult Paying Soho House members year-on-year, with the partial opening of Miami Pool House (December 2022) and Soho House Mexico City (September 2023), as well as membership growth across all existing Houses. The impact of the House membership fee increases noted above also contributed to the increase in Membership revenues year-on-year.

Our United Kingdom segment saw an increase in Membership revenues of $27,880, or 36%, due to approximately 7,800, or 15% increase in Adult Paying members, driven by growth in existing Houses, coupled with the impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the United Kingdom segment increased by $27,216, or 35%.

The Europe/RoW segment saw an increase in Membership revenues of $12,953, or 49%, due to approximately 5,500, or 27% increase in Adult Paying Members, predominantly from the opening of two new Houses in the second half of fiscal 2022; Copenhagen (July 2022) and Stockholm (December 2022), and the opening of Soho House Bangkok (February 2023), as well as the revenue impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/ROW segment increased by $12,725, or 48%.

All Other saw an increase in Membership revenues of $10,788, or 30%, predominantly driven by approximately 3,300, or 53%, more CWH Adult Paying Members as well as approximately 1,200 additional Non-House members in comparison to the end of fiscal 2022. In constant currency, All Other Membership revenues increased by $10,475, or 29%.

IN-HOUSE REVENUES

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$482,066	$426,602	13%	12%
North America	199,665	190,176	5%	5%
United Kingdom	182,363	166,016	10%	9%
Europe/RoW	100,038	70,410	42%	41%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

In-House revenues were $482,066 in fiscal 2023, an increase of $55,464 versus fiscal 2022. The increase was driven by higher sales volume year-on-year in existing sites, further boosted by the nine new Houses that have opened since the start of fiscal 2022.

In constant currency, In-House Revenues increased by $53,413, or 12% in fiscal 2023.

North America In-House revenues were $199,665 in fiscal 2023, an increase of $9,489 versus fiscal 2022. We saw higher sales volumes in fiscal 2023 coupled with select price increases resulting in an increase in In-House revenues year-on-year. Additionally, the opening of Soho House Holloway (May 2022) and Soho House Mexico City (September 2023) has further boosted In-House revenues in North America. The In-House revenues for the region were, however, adversely impacted by entertainment industry strikes in fiscal 2023 resulting in lower footfall and expenditure at our North American Houses that generally cater to the industry.

In-House revenues in our United Kingdom segment saw an increase of $16,347 in fiscal 2023 versus fiscal 2022, driven by growth in existing sites as a result of increased footfall and strong accommodation revenues alongside the opening of Brighton Beach House (March 2022) and Little House Balham (July 2022). In constant currency, In-House Revenues in the United Kingdom segment increased by $14,907, or 9% in fiscal 2023.

The Europe/RoW segment saw an increase of $29,628 for In-House revenues year-on-year, driven from new openings, including Soho House Copenhagen (July 2022), Soho House Stockholm (December 2022) and Soho House Bangkok (February 2023). The region saw an increase in accommodation revenue driven by occupancy and RevPAR improvements year-on-year however was negatively impacted by the closure of the Tel Aviv property in the fourth quarter. In addition to this, within fiscal 2023 we recognized approximately $1,800 from the Dutch government related to COVID-19 subsidies and approximately $1,100 related to a settlement to recover costs from a former development partner incurred in connection with the development of a House in Europe. In constant currency, In-House Revenues in the Europe/RoW segment increased by $29,017 or 41% in fiscal 2023.

OTHER REVENUES

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$292,326	$272,803	7%	6%
North America	70,393	64,983	8%	8%
United Kingdom	63,766	57,310	11%	10%
Europe/RoW	43,982	38,408	15%	14%
All Other	114,185	112,102	2%	1%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Other revenues were $292,326 in fiscal 2023, compared to $272,803 in fiscal 2022, an increase of $19,523. The increase is predominantly driven by additional revenues from sites that have opened since the start of fiscal 2022, including Ned Doha, Ned NoMad, New York and Cecconi's Bicester. This is coupled with an increase in Soho Home and Works revenues and growth in management fees from Soho House Mumbai and Soho House Istanbul alongside strong performance from Scorpios, Mykonos.

In constant currency, Other Revenues increased by $17,720, or 6% in fiscal 2023.

Other revenues in the North America segment have increased by $5,410, or 8% in fiscal 2023, versus fiscal 2022 predominantly driven by increased management fees at Ned NoMad, New York which opened in June 2022 and higher Mandolin revenue, which was offset by revenue declines in Cecconi's sites and reduced management fees from The LINE and Saguaro business.

The United Kingdom segment saw an increase in Other revenues of $6,456, or 11% in fiscal 2023, versus fiscal 2022 driven by an additional Cecconi's site in Bicester Village (November 2022) and increased Partnerships revenue, partially offset by closure of a number of legacy stand-alone restaurant sites that closed in fiscal 2022 and 2023. In constant currency, Other Revenues in the United Kingdom segment increased by $5,959 or 10% in fiscal 2023.

Other revenues in the Europe/RoW segment have increased compared to fiscal 2022 driven by strong performance at Scorpios, Mykonos, growing year-on-year alongside an additional Ned site in Doha and increased management fees from Soho House Mumbai and Soho House Istanbul. In constant currency, Other Revenues in the Europe/RoW segment increased by $5,241, or 14% in fiscal 2023.

Other revenues in All Other increased by $2,083, or 2% in fiscal 2023, versus fiscal 2022 driven by year-on-year growth in Soho Home with strong growth in both e-commerce and retail, supported by an additional Los Angeles location (which opened in August 2022). We also recognized revenue from property development fees of $6,700 and $2,600 in respect of a lease promote for a property in Rome, compared to a $4,000 lease promote for a property in Paris in fiscal 2022. This is partially offset by a decline in Design fees in fiscal 2023 of $13,200. In constant currency, Other Revenues in All Other increased by $1,110, or 1%, in fiscal 2023.

IN-HOUSE OPERATING EXPENSES AND HOUSE-LEVEL CONTRIBUTION

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(589,357)	$(524,929)	(12)%	(11)%
Percentage of total House revenues	(73)%	(78)%
Operating Loss	$(23,003)	$(147,481)	84%	85%
Operating loss margin	(2)%	(15)%
House-Level Contribution	$218,037	$144,425	51%	50%
House-Level Contribution Margin	27%	22%	5%
House-Level Contribution by segment:
North America	$108,835	$83,134	31%	31%
United Kingdom	87,975	55,609	58%	57%
Europe/RoW	7,509	(2,810)	n/m	n/m
All Other	13,718	8,492	62%	60%
House-Level Contribution Margin by segment:
North America	29%	26%
United Kingdom	31%	23%
Europe/RoW	5%	(3)%
All Other	89%	85%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

IN-HOUSE OPERATING EXPENSES & HOUSE-LEVEL CONTRIBUTION.

In-House Operating Expenses were $589,357 in fiscal 2023, an increase of $64,428 from fiscal 2022. The increase is a result of the nine new Houses opened since the start of fiscal 2022 and was also driven by wage inflation, retention initiatives across all regions alongside energy and rent cost increases. In constant currency, In-House Operating Expenses increased by $59,873 in fiscal 2023.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $218,037 in fiscal 2023 compared to $144,425 in fiscal 2022, an increase of $73,612. The increase in House-Level Contribution predominantly relates to strong flow through from increased Soho House membership revenues and accommodation revenue year-on-year. This increase is partially offset by the opening of two additional Houses in fiscal 2023, with newer Houses tending to have negative House-Level Contribution in their first year of operation.

House-Level Contribution Margin was 27% in fiscal 2023, an increase of 5% from fiscal 2022 due to increased Membership revenues. Included within this is the one time benefit from an out of period adjustment of $5,758 which further contributed to the improved margins in fiscal 2023. There was a $5,439 adjustment relating to out of period operating lease liability correction in Fiscal 2022. Further detail with respect to these out of period adjustment can be found in the table that reconciles Adjusted EBITDA to Net Loss, see "Non-GAAP Financial Measures" for this table.

OTHER OPERATING EXPENSES AND OTHER CONTRIBUTION

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(258,483)	$(250,336)	(3)%	(2)%
Percentage of total other revenues	(79)%	(83)%
Operating loss	$(23,003)	$(147,481)	n/m	n/m
Operating loss margin	(2)%	(15)%
Other Contribution	$70,002	$52,524	33%	32%
Other Contribution Margin	21%	17%	4%	13%
Other Contribution by segment:
North America	$16,180	$14,964	8%	8%
United Kingdom	24,545	20,998	17%	16%
Europe/RoW	15,405	14,844	4%	3%
All Other	13,872	1,718	n/m	n/m
Other Contribution Margin by segment:
North America	23%	22%
United Kingdom	37%	35%
Europe/RoW	34%	38%
All Other	10%	1%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

OTHER OPERATING EXPENSES.

Other operating expenses were $258,483 for fiscal 2023, compared with $250,336 for fiscal 2022, an increase of $8,147, or 3%. The increase year-on-year was predominantly driven by increased sales made by Soho Home from additional sites and online demand. In addition to this, new restaurant and hotel sites in the UK and North America resulted in increased costs. This was offset by a cost reduction in respect of the annual Coachella event and Soho House Design spend versus fiscal 2022 and the permanent closure of all of our legacy stand-alone Soho Restaurants sites, excluding Cecconi's, at the start of fiscal 2023 plus the closure of our operations at The Hoxton, Shoreditch (which ceased in July 2023). In constant currency, Other Operating Expenses increased by $5,975, or 2% in fiscal 2023.

OTHER CONTRIBUTION.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $70,002 in fiscal 2023, compared to $52,524 for fiscal 2022, an increase of $17,478. Other Contribution Margin was 21% in fiscal 2023, an increase of 4% from fiscal 2022. The increase in both absolute Other Contribution and Margin was predominantly driven by higher Non-House Membership Revenues year-on-year due to consistently higher Non-House members, strong accommodation flow through from Townhouses, the closure of non profitable Soho Restaurants sites, as well as the receipt of the development fees described above.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$143,583	$123,435	16%	15%
Percentage of total revenues	13%	13%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

General and Administrative Expenses were $143,583 in fiscal 2023, compared with $123,435 fiscal 2022 an increase of $20,148, or 16%. The increase was driven by additional cost and headcount to support business expansion, including the nine new Soho Houses that have opened since the start of fiscal 2022.

In constant currency, General and Administrative Expenses had an increase of $19,077, or 15% in fiscal 2023.

PRE-OPENING EXPENSES

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$18,604	$14,081	32%	31%
Percentage of total revenues	2%	1%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Pre-opening expenses were $18,604 in fiscal 2023.This represented an increase of $4,523 in comparison to $14,081 in fiscal 2022. The year-on-year increase was driven predominantly by delays in the full opening of Miami Pool House, which has only been open during fiscal 2023 for select events, resulting in pre-opening expenses being incurred over a longer period than is typical for new openings. Also contributing to the increase are the characteristics of upcoming openings, in comparison to the comparative period, including size and location of openings. In constant currency, Pre-opening expenses increased by $4,401, or 31% in fiscal 2023.

DEPRECIATION AND AMORTIZATION

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$111,403	$99,930	11%	11%
Percentage of total revenues	10%	10%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Depreciation and amortization were $111,403 in fiscal 2023, an increase of $11,473, or 11%, from fiscal 2022. This increase year-on-year was driven by the nine new Soho Houses that opened in fiscal 2022 and 2023, increased spend in IT to support key membership and compliance initiatives, and approximately $5,000 relating to one off lease reclassification. This was partially offset by approximately $3,000 of one-time expense in fiscal 2022 relating to accelerated depreciation for one of our sites. In constant currency, depreciation and amortization expenses increased by $10,606, or 11%.

SHARE-BASED COMPENSATION, FOREIGN EXCHANGE, LOSS ON IMPAIRMENT, AND OTHER

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$20,230	$27,681	(27)%	(28)%
Percentage of total revenues	2%	3%
Foreign exchange gain (loss), net	$(36,196)	$69,600	n/m	n/m
Percentage of total revenues	(3)%	7%
Loss on impairment of long-lived assets	$47,455	$-	n/m	n/m
Percentage of total revenues	4%	0%
Other, net	$5,963	$9,703	(39)%	(39)%
Percentage of total revenues	1%	1%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Share-based compensation expense decreased by $7,451 to $20,230 in fiscal 2023, primarily because of grants made under the Company's 2020 equity and incentive plan becoming fully vested in the first quarter of fiscal 2023. This has been partially offset by the impact of new grants made since this period and the related amortization impact.

Foreign exchange (gain) loss, net, which is unrealized and non-cash in nature, moved by $105,796 to $(36,196) in fiscal 2023, primarily driven by foreign exchange revaluation of our borrowings.

During fiscal 2023, the Company recorded impairment losses of $47,455 related to long-lived assets, of which $36,640 relates to long-lived assets and PPE in Soho Works North America owing to expected future operating results not being sufficient for the Company to fully recover its long-lived asset investment in North America.

Other expenses decreased by $3,740 to $5,963 in fiscal 2023, primarily related to $4 million of expenses incurred in fiscal 2022 with respect to an internal strategic reorganization program of the Company's support and operations teams. In the current fiscal year, the expense primarily related to the Cowshed's brand license inventory provision of $5 million.

INTEREST EXPENSE, NET

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$84,136	$71,499	18%	17%
Percentage of total revenues	7%	7%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Net Interest Expense was $84,136 for fiscal 2023, an increase of $12,637, or 18%, compared to fiscal 2022. This increase was primarily due to the loss on extinguishment of debt of approximately $3,000 incurred following the refinancing of Soho Beach House Miami in May 2023, $3,000 resulting from the compounding of interest on our senior facility, $1,500 of additional interest following the Soho Beach House Miami refinancing because at a higher rate and $1,500 of full year interest following the senior facility draw down in fiscal 2022 being a partial period (drawn in the first quarter). In constant currency, net interest increased by $12,017, or 17%.

GAIN ON SALE OF PROPERTY AND OTHER, NET

The Company recognized Gains (loss) on disposal of property and other, net of $(1,038) and $390 during fiscal 2023 and fiscal 2022, respectively.

SHARE OF INCOME (LOSS) OF EQUITY METHOD INVESTMENTS

We maintain a portfolio of equity method investments owned and operated through non-controlling interests in investments with one or more partners. Two of our Houses are owned and operated by us through non-controlling interests and we own and operate certain of our other businesses through non-controlling interest in joint ventures. The Company recognized share of income of equity method investment of $1,900 during fiscal 2023, a decrease of $2,041 on fiscal 2022.

INCOME TAX EXPENSE

Income tax expense was $10,811 for fiscal 2023 compared to $5,131 for fiscal 2022, an increase in expense of $5,680. This increase was driven by taxes payable in the certain non-US jurisdictions due to limitations on the use of attributes and an increase in profitability, offset by tax benefits related to return to provision adjustments.

NET LOSS ATTRIBUTABLE TO SHCO

Net loss attributable to SHCO was $117,953 for fiscal 2023, compared with $220,580 for fiscal 2022, a decrease in loss of $102,627. This was attributable primarily to improvement in trading conditions where Total revenue growth outpaced the growth in costs with favorable unrealized foreign exchange movements contributing to this.

ADJUSTED EBITDA

	For the Fiscal Year Ended		Percent Change
	December 31, 2023	January 1, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$128,000	$60,741	n/m	n/m
Percentage of total revenues	11%	6%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Adjusted EBITDA was $128,000 in fiscal 2023, in comparison to $60,741 in fiscal 2022, an increase of $67,259. The increase was driven by increased membership revenues from both Soho House and Non-House members versus the comparative period as well as higher In-House and Other revenues. These were partially offset by an increase in General and Administrative and Operating expenses year-on-year. In constant currency, adjusted EBITDA increased by $66,732.

For a reconciliation of Adjusted EBITDA to Net Loss, see “—Non-GAAP Financial Measures.”

NON-GAAP FINANCIAL MEASURES

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the Fiscal Year Ended		Percent Change
	December 31, 2023 Actuals	January 1, 2023 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(117,088)	$(219,780)	47%	47%
Depreciation and amortization	111,403	99,930	11%	11%
Interest expense, net	84,136	71,499	18%	17%
Income tax expense	10,811	5,131	n/m	n/m
EBITDA	89,262	(43,220)	n/m	n/m
Gain (loss) on sale of property and other, net	1,038	(390)	n/m	n/m
Share of (income) loss of equity method investments	(1,900)	(3,941)	52%	52%
Foreign exchange(2)	(36,196)	69,600	n/m	n/m
Share of equity method investments EBITDA	9,319	7,577	23%	22%
Adjusted share-based compensation expense(2) (3)	20,230	25,101	(19)%	(20)%
Operational reorganization and severance expense(4)	—	9,339	n/m	n/m
Membership credits expense(5)	—	1,201	n/m	n/m
Out of period operating lease liability adjustment(6)	(5,779)	(5,439)	(6)%	(5)%
Employment related settlement expense(7)	—	913	n/m	n/m
Brand license inventory provision(8)	4,571	—	n/m	n/m
Impairment relating to long-lived assets(9)	47,455	—	n/m	n/m
Adjusted EBITDA	$128,000	$60,741	n/m	n/m

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.
(2)
See "Comparison of the fiscal year ended December 31, 2023 and January 1, 2023 - Other Expenses” for information regarding the increase in foreign exchange and share-based compensation expense period-on-period.
(3)
For fiscal year ended January 1, 2023 this excludes a $5,000 non-cash expense, which is included within Share-based compensation expense in the Consolidated Statements of Operations, separately presented within Operational reorganization and severance expense below. It also includes an expense of $3,000, which is excluded from Share-based compensation expense in the Consolidated Statements of Operations, in respect of a non-recurring cash payment in connection with the Growth Shares.
(4)
Represents $4,000 of expenses incurred with respect to a strategic reorganization program of the Company's operations and support teams. This also includes a non-cash share-based compensation expense of $5,000. The non-cash share-based compensation expense is reported within Share-based compensation expense.
(5)
Beginning on March 14, 2020, due to the COVID-19 pandemic, we issued membership credits to active members of our closed Houses to be redeemed for certain Soho Home products and services. Membership credits were a one-time goodwill gesture, issued as a marketing offer to active members. The expense represents our best estimate of the cost in fulfilling the membership credits.
(6)
Represents out-of-period adjustments correcting errors with respect to the estimation of the operating lease liability identified during fiscal 2023 and 2022 but relating to fiscal years 2022, 2021, 2020 & 2019 and 2021, 2020 & 2019, respectively. There is no material impact from the correction of this error to previously reported periods. Refer to Note 2, Summary of Significant Accounting Policies—Basis of Presentation for further information.

(7)
Represents expenses incurred with respect to a historic settlement of an employment related legal claim. The Company has remediated its operating processes to mitigate a similar issue from recurring.
(8)
In November 2023, the Company entered into a 10-year licensing agreement with a third party to manufacture and distribute the Company’s Cowshed brand, commencing January 1, 2024. This agreement has restricted the Company’s ability to sell certain inventories it acquired prior to entering into the agreement. As such, the Company has provided in full for the inventory it is unable to recover as a result of the entering into the agreement.
(9)
Following the Company's impairment review in fiscal 2023, the Company recognized $47 million of impairment losses on long-lived assets (comprised of $33 million in respect of Operating lease assets and $14 million of Property and equipment, net), of which $37 million is in respect of Soho Works North America.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the Fiscal Year Ended
	December 31, 2023	January 1, 2023	Change %	January 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(23,003)	$(147,481)	84%	$(152,137)	85%
General and administrative	143,583	123,435	16%	124,506	15%
Pre-opening expenses	18,604	14,081	32%	14,203	31%
Depreciation and amortization	111,403	99,930	11%	100,797	11%
Share-based compensation	20,230	27,681	(27)%	27,921	(28)%
Foreign exchange (gain) loss, net	(36,196)	69,600	n/m	70,204	n/m
Other, net	5,963	9,703	(39)%	9,787	(39)%
Loss on impairment of long-lived assets	47,455	—	n/m	—	n/m
Non-House membership revenues	(36,159)	(30,057)	(20)%	(30,318)	(19)%
Other revenues	(292,326)	(272,803)	(7)%	(274,606)	(6)%
Other operating expenses	258,483	250,336	3%	252,508	2%
House-Level Contribution	$218,037	$144,425	51%	$142,865	53%
Operating Loss margin	(2)%	(15)%		(15)%
House-Level Contribution Margin	27%	22%		22%

	For the Fiscal Year Ended
	December 31, 2023	January 1, 2023	Change %	January 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$361,487	$272,809	33%	$274,014	32%
Less: Non-House membership revenues	(36,159)	(30,057)	(20)%	(30,318)	(19)%
Add: In-House revenues	482,066	426,602	13%	428,653	12%
Total House revenues	807,394	669,354	21%	672,349	20%
Less: In-House operating expenses	(589,357)	(524,929)	(12)%	(529,484)	(11)%
House-Level Contribution	$218,037	$144,425	51%	$142,865	53%

	For the Fiscal Year Ended
	December 31, 2023	January 1, 2023	Change %	January 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(23,003)	$(147,481)	84%	$(152,137)	85%
General and administrative	143,583	123,435	16%	124,506	15%
Pre-opening expenses	18,604	14,081	32%	14,203	31%
Depreciation and amortization	111,403	99,930	11%	100,797	11%
Share-based compensation	20,230	27,681	(27)%	27,921	(28)%
Foreign exchange (gain) loss, net	(36,196)	69,600	n/m	70,204	n/m
Other, net	5,963	9,703	(39)%	9,787	(39)%
Loss on impairment of long-lived assets	47,455	—	n/m	—	n/m
House membership revenues	(325,328)	(242,752)	(34)%	(243,696)	(33)%
In-House revenues	(482,066)	(426,602)	(13)%	(428,653)	(12)%
In-House operating expenses	589,357	524,929	12%	529,484	11%
Total Other Contribution	$70,002	$52,524	33%	$52,416	34%
Operating Loss margin	(2)%	(15)%		(15)%
Other Contribution Margin	21%	17%		17%

	For the Fiscal Year Ended
	December 31, 2023	January 1, 2023	Change %	January 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$36,159	$30,057	20%	$30,318	19%
Add: other revenues	292,326	272,803	7%	274,606	6%
Less: other operating expenses	(258,483)	(250,336)	(3)%	(252,508)	(2)%
Other Contribution	$70,002	$52,524	33%	$52,416	34%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of December 31, 2023, we maintained a cash and cash equivalents balance of $162 million and a restricted cash balance of $2 million.

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

In a given year, our primary cash inflows and outflows relate to the following:

•
from operating activities, our cash inflows include Membership revenues, In-House revenues and Other revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments;
•
from investing activities, our cash inflows include the proceeds from sale of property and equipment and the sales of subsidiaries. The primary cash outflows from investing activities include the purchase of property and equipment as well as intangibles; and
•
from financing activities, our cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include repayments of borrowings and legal and professional fees from debt or equity related transactions.

We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures and working capital needs for at least the next 12 months from the date of the issuance of our financial statements and the foreseeable future.

Note Purchase Agreement

On March 31, 2021, Soho House Bond Limited, a wholly-owned subsidiary of Soho House Holdings Limited, issued pursuant to a Notes Purchase Agreement an aggregate of $441 million in senior secured notes (the "Initial Notes"), which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC and its affiliates. The Initial Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum plus a payment-in-kind (capitalized) margin of 6.1572% per annum.

The terms of the Senior Secured Notes Facility include an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million. This option was exercised on March 9, 2022 (the "Additional Notes" and, together with the Initial Notes, the "Senior Secured Notes"). The Additional Notes bear interest at a fixed rate equal to a cash margin of 2.125% plus a payment-in-kind (capitalized) margin of 6.375%. As of December 31, 2023, the outstanding balance on the Senior Secured Notes is $616 million. For further information, refer to Item 8, Financial Statements and Supplementary Data, Note 12 Debt in this Annual Report on Form 10-K.

Revolving Credit Facility

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility refer to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. As of December 31, 2023, the facility remains undrawn with £71 million ($90 million) available to draw under this facility and £4 million ($5 million) utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company.

Loans under the Revolving Credit Facility are capable of being borrowed, repaid and reborrowed at any time. For further information, refer to Item 8, Financial Statements and Supplementary Data, Note 12 Debt in this Annual Report on Form 10-K.

CASH FLOWS AND WORKING CAPITAL

The following table provides a summary of cash flow data for the periods presented:

	For the Fiscal Year Ended
	December 31, 2023	January 1, 2023
	(Unaudited, dollar amounts in thousands)
Net cash generated by (used in)
Net cash provided by (used in) operating activities	$49,812	$14,682
Net cash provided by (used in) investing activities	(84,213)	(94,137)
Net cash provided by (used in) financing activities	4,905	52,835
Effect of exchange rates on cash and cash equivalents	3,060	(3,999)
Net (decrease) increase in cash and cash equivalents	$(26,436)	$(30,619)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For fiscal 2023, Net cash by operating activities was $49,812 compared to Net cash in operating activities of $14,682 in fiscal 2022. The increase in cash provided by operating activities of $35,130 was primarily due to the reduction in Net loss in fiscal 2023.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

The primary cash outflows from investing activities include the purchase of property and equipment, intangibles and the acquisition of noncontrolling interests.

For fiscal 2023, Net cash used by investing activities was $84,213 compared to $94,137 in fiscal 2022. The decrease in net cash used of $9,924 was primarily due to $10,630 less cash used in the purchase of property and equipment and the the purchase of intangible assets.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

The primary cash inflows from financing activities include proceeds from borrowings of $140,000 as a result of the Miami refinancing. The primary cash outflows from financing activities include principal payments on borrowings, primarily the Miami refinancing, and repurchases of shares.

For fiscal 2023, Net cash provided by financing activities was $4,905 compared to $52,835 in fiscal 2022. The decrease in cash generated of $47,930 as compared to fiscal 2022 was primarily due to proceeds from borrowings in fiscal 2022. During fiscal 2023, whilst there were net cash inflows from the refinancing of Soho Beach House Miami, this was comparatively less than the amount drawn in fiscal 2022 under the senior facility which was partially offset by shares repurchased.

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

Leases

As of December 31, 2023, we have entered into 15 operating lease agreements for Houses, hotels, restaurants, and other properties which have not commenced. We will determine the classification as of these leases at the relevant lease commencement date, but currently expect these under construction leases to be classified as operating leases. We estimate the total undiscounted lease payments for these leases commencing in fiscal years 2024, 2025, 2026 and 2028 to be $349 million, $224 million, $351 million and $390 million respectively.

For fiscal years 2024 and 2025, our contractual lease payments from existing lease agreements will total $158,411 and $161,643 respectively. Refer to Note 6 Leases in this Annual Report on Form 10-K for additional information relating to our operating and financing leases.

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of January 1, 2023.

Soho Works Limited loan

In 2017, Soho Works Limited ("SWL") entered into a term loan facility agreement for a £40 million term loan facility. The SWL loan bears interest at 7% and matures on September 29, 2024. This loan has been subsequently extended by 12 months to September 29, 2025 by an amendment entered into in March 2024.

Goldman Sachs Senior secured notes

On March 9, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company, exercised its option under the Senior Secured Notes to issue $100 million of additional notes. The net proceeds drawn down were used, in part, to finance the $50 million share repurchase program (refer to note 17 Loss Per Share and Shareholders’ Equity (Deficit) in this Annual Report on Form 10-K for additional information) with the remaining $50 million being used for general corporate purposes.

Property Mortgage Loans

In May 2023, the Company refinanced the existing term loan of $55 million, interest at 5.34%, and mezzanine loan of $62 million, interest at 7.25% with a new $140 million loan agreement with JP Morgan Chase Bank, National Association and Citi Real Estate Funding Inc. The new term loan is secured with a recorded and insured first priority mortgage on Soho Beach House Miami Property as well as first priority security interests in all collateral related to the property. The new term loan matures in June 2033 and bears interest at 6.99%. The Company incurred interest expense on these facilities of $13 million, $8 million, and $8 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.
Refer to Item 8, Financial Statements and Supplementary Data, Note 12 Debt in this Annual Report on Form 10-K for additional information.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can have a significant impact on the reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities, at the respective dates of our financial statements. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We evaluate our estimates, assumptions and judgments on a regular basis and make changes accordingly. We also discuss our critical accounting estimates with our audit committee.

We believe the following to be critical accounting policies because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain:

•
Goodwill and purchased intangible asset impairment
•
Impairment of other long-lived assets
•
Leases
•
Income taxes
•
Variable interest entities, and
•
Share-based compensation

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

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected revenue growth, operating margins, economic conditions and changes in the operating environment. Changes in these assumptions could have a significant impact on the recoverability of the asset and may result in additional impairment charges.

In accordance with GAAP, we review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We perform a qualitative assessment first to determine whether it is necessary to perform a subsequent quantitative impairment test. If the qualitative assessment determines that it is more likely than not that the fair value of any reporting unit is less than its carrying value, the quantitative impairment test is required to be performed; otherwise, no further testing of impairment is required. Qualitative factors that we consider include macroeconomic and industry conditions, our overall financial performance, and other relevant entity-specific events. Alternatively, we can choose not to first assess qualitative factors and instead perform the quantitative impairment test only. When performing the quantitative goodwill impairment test, the Company compares the estimated fair value of a reporting unit with the respective carrying value. If the estimated fair value of a reporting unit is less than its carrying amount, the excess of the carrying value of the reporting unit over its fair value is recognized as a goodwill impairment. When performing a quantitative goodwill impairment assessment, the estimated fair value of a reporting unit is calculated using the income approach and the market approach. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected net working capital and capital expenditure requirements; and estimated discount rates. For the market approach, the Company relies upon valuation multiples derived from stock prices and enterprise values of publicly-traded companies that are comparable to the reporting unit being evaluated.

The goodwill balance recorded in the consolidated balance sheets as of December 31, 2023 and January 1, 2023 was $206 million and $200 million, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or other intangible assets.

The Company believes the estimated fair values of its reporting units exceed their carrying values in fiscal 2023 and fiscal 2022. There was no impairment of goodwill or purchased intangible assets in fiscal 2023, fiscal 2022, or fiscal 2021.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS

The Company recognized $47 million of impairment losses on long-lived assets (comprised of $33 million in respect of Operating lease assets and $14 million of Property and equipment, net) during the fiscal year ended December 31, 2023. No impairment losses were recorded for the fiscal year ended January 1, 2023 or January 2, 2022.

In the fourth quarter of 2023, due to the continued challenges in the cost of real estate and the decreased performance of various Soho Works locations in the USA and UK, Soho House and Co Inc determined that a triggering event had occurred in Q4 2023. The Company performed an impairment analysis on five Soho Work sites primarily in the United States. As a result of the fourth quarter of 2023 analysis, a $40.0 million non-cash impairment charge was recorded for these Soho Works sites. The high property costs associated with these locations being the primary factor of the asset impairment. The non-cash impairment charge is included in impairments of assets in the consolidated statement of operations for the fiscal year ended December 31, 2013.

The primary assumptions, which requires significant level of judgement, that affects the undiscounted cash flows determination is management's estimate of future revenues, operating margins, economic conditions and changes in the operating environment. The forecasts used in the impairment assessments was developed by management based on projected revenues derived largely from forecasted member attendance. Management also makes estimates on the expected costs and the expected operating lease costs. Changes in these assumptions could have a significant impact on the recoverability of the assets and may result in additional impairment charges.

The combined carrying value of the Soho Works locations was $112 million at December 31, 2023.

Changes in the membership, operating margins and economic growth and the contracted operating rental costs beyond what has already been assumed in the assessments could cause management to revise the forecast and assumptions. Unfavorable revisions to these assumptions or estimates could possibly result in further impairment of some or all of the assets.

LEASES

We have entered into lease agreements for our Houses, hotels, restaurants, spas and other properties. We account for our leases under Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842).

We determine the initial classification and measurement of our right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The determination of operating and finance leases requires significant judgments, including estimation of the rate implicit in the lease, incremental borrowing rates and reasonably assured lease terms. The lease term includes any renewal options and termination options that we are reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease for finance leases and the incremental borrowing rate for operating leases. The incremental borrowing rate is determined by using a portfolio approach based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment. We recognized operating lease assets of $1,150 million and $1,086 million and operating lease liabilities of $1,354 million and $1,249 million at December 31, 2023 and January 1, 2023, respectively.

INCOME TAXES

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rates, primarily due to the valuation allowances on certain deferred tax assets, foreign tax rate differential, and uncertain tax positions and as further described in the notes to our consolidated financial statements included in this annual report on Form 10-K. Our effective tax rate was (10)%, (2)% and 0% in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. In fiscal 2023 we incurred an expense to our consolidated statement of operations, of $11 million, an expense for fiscal 2022 of $5 million, and an expense for fiscal 2021 of $1 million.

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

VARIABLE INTEREST ENTITIES

We analyze our variable interests, including loans, guarantees, and equity investments, to determine if the entity in which we have a variable interest is a VIE. For those entities determined to be VIEs a quantitative and qualitative analysis is performed to determine if we will be deemed to be the primary beneficiary. The primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest in the VIE.

A controlling financial interest is defined as one that has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.

In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we base our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making abilities and the relevant development, ownership interest, operating, management and financial agreements. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affect the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

We consolidate those entities in which it is determined that we are the primary beneficiary. If we are not determined to be the primary beneficiary but can exercise significant influence over these entities, these investments are accounted for under the equity method of accounting.

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

In July 2021, the Company established its 2021 Equity and Incentive Plan (the "2021 Plan"). The 2021 Plan allows for grants of nonqualified stock options, SARs, and RSUs, or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available may, subject to board approval, increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022. The annual increase is capped at 5% of shares outstanding.

Share-based compensation expense is measured based on the grant-date fair value of those awards. All the Company awards in issue have graded-vesting features and are service conditions only awards and therefore compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

For the Company’s SAR and Growth Share awards, the grant-date fair value of the awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and risk-free interest rate. We have limited historical data of our own to utilize in determining our assumptions, as there has only been a public market for our shares following the IPO in July 2021. As such, for SAR and Growth Share awards granted and/or modified in fiscal 2023, 2022 and 2021, we based our volatility assumption on that of a selected peer group. Forfeitures are recognized as they occur for all equity awards.

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

If the US Dollar had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $59 million lower and approximately $65 million higher, respectively, and net loss would have been approximately $8 million lower and approximately $9 million higher, respectively, for fiscal 2023.

If the Euro had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $15 million higher and approximately $13 million lower, respectively, and net loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for fiscal 2023.

Concentration of Credit Risk

Credit risk is the risk of loss from amounts owed by financial counter-parties. Credit risk can occur at multiple levels as a result of broad economic conditions, challenges within specific sectors of the economy, or from issues affecting individual companies. Financial instruments that potentially subject us to credit risk consist of cash equivalents and accounts receivable.

We maintain cash and cash equivalents with major financial institutions. Our cash and cash equivalents consist of bank deposits held with banks, and money market funds that, at times, exceed federally or locally insured limits. We limit our credit risk by dealing with customers, counterparties and institutions that are considered to be of high credit quality and by performing periodic evaluations of accounts receivable and investments and of the relative credit standing of our customers, counterparties and financial institutions as applicable.

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of December 31, 2023, we had $162 million in Cash and cash equivalents on the balance sheet and £70.8m undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm (BDO LLP: London, United Kingdom: PCAOB ID # 1295)	73
Consolidated Balance Sheets as of December 31, 2023 and January 1, 2023	74
Consolidated Statements of Operations for the Fiscal Years ended December 31, 2023, January 1, 2023, and January 2, 2022	76
Consolidated Statements of Comprehensive Loss for the Fiscal Years ended December 31, 2023, January 1, 2023 and January 2, 2022	77
Consolidated Statements of Changes in Redeemable Shares and Shareholders’ (Deficit) Equity for the Fiscal Years ended December 31, 2023, January 1, 2023 and January 2, 2022	78
Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 2023, January 1, 2023 and January 2, 2022	80
Notes to Consolidated Financial Statements	82

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Soho House & Co Inc.

London, United Kingdom

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Soho House & Co Inc (the “Company”) as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, comprehensive loss, changes in redeemable shares and shareholders’ (deficit) equity, and cash flows for the 52-week periods ended December 31, 2023, January 1, 2023 and January 2, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for the 52-week periods ended December 31, 2023, January 1, 2023 and January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO LLP

BDO LLP

We have served as the Company's auditor since 2008

London, United Kingdom

March 15, 2024

Soho House & Co Inc.

Consolidated Balance Sheets

As of December 31, 2023 and January 1, 2023

	As of
(in thousands, except for par value and share data)	December 31, 2023	January 1, 2023
Assets
Current assets
Cash and cash equivalents	$161,656	$182,115
Restricted cash	1,951	7,928
Accounts receivable, net	58,158	42,215
Inventories	60,768	57,848
Prepaid expenses and other current assets	112,512	91,101
Total current assets	395,045	381,207
Property and equipment, net	627,035	647,001
Operating lease assets	1,150,165	1,085,579
Goodwill	206,285	199,646
Other intangible assets, net	127,240	125,968
Equity method investments	21,695	21,629
Deferred tax assets	740	295
Other non-current assets	9,597	6,571
Total non-current assets	2,142,757	2,086,689
Total assets	$2,537,802	$2,467,896
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$70,316	$80,741
Accrued liabilities	84,815	84,112
Current portion of deferred revenue	117,129	91,611
Indirect and employee taxes payable	38,169	38,088
Current portion of debt, net of debt issuance costs	29,290	25,617
Current portion of operating lease liabilities—sites trading less than one year	1,721	4,176
Current portion of operating lease liabilities—sites trading more than one year	49,436	35,436
Other current liabilities	33,633	36,019
Total current liabilities	424,509	395,800
Debt, net of current portion and debt issuance costs	635,576	579,904
Property mortgage loans, net of debt issuance costs	137,099	116,187
Operating lease liabilities, net of current portion - sites trading less than one year	68,762	227,158
Operating lease liabilities, net of current portion - sites trading more than one year	1,234,140	982,306
Finance lease liabilities	78,481	76,638
Financing obligation	76,624	76,239
Deferred revenue, net of current portion	25,787	27,118
Deferred tax liabilities	1,510	1,666
Other non-current liabilities	5,941	256
Total non-current liabilities	2,263,920	2,087,472
Total liabilities	2,688,429	2,483,272
Commitments and contingencies (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Balance Sheets

As of December 31, 2023 and January 1, 2023

	As of
(in thousands, except for par value and share data)	December 31, 2023	January 1, 2023
Shareholders’ equity
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 64,208,851 shares issued and 53,741,731 outstanding as of December 31, 2023 and 62,189,717 issued and 53,722,597 outstanding as of January 1, 2023; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of December 31, 2023 and January 1, 2023	2,057	2,037
Additional paid-in capital	1,231,941	1,213,086
Accumulated deficit	(1,360,365)	(1,242,412)
Accumulated other comprehensive income	30,000	54,853
Treasury stock, at cost; 10,467,120 shares as of December 31, 2023 and 8,467,120 shares as of January 1, 2023	(62,000)	(50,000)
Total shareholders’ equity attributable to Soho House & Co Inc.	(158,367)	(22,436)
Noncontrolling interest	7,740	7,060
Total shareholders’ equity	(150,627)	(15,376)
Total liabilities and shareholders’ equity	$2,537,802	$2,467,896

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Operations

For the Fiscal Years Ended December 31, 2023, January 1, 2023, and January 2, 2022

	For the Fiscal Year Ended
(in thousands except for per share data)	December 31, 2023	January 1, 2023	January 2, 2022
Revenues
Membership revenues	$361,487	$272,809	$189,189
In-House revenues	482,066	426,602	217,934
Other revenues	292,326	272,803	153,431
Total revenues	1,135,879	972,214	560,554
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $67,786, $55,587 and $53,568 for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively)	(589,357)	(524,929)	(308,840)
Other operating expenses (exclusive of depreciation and amortization of $29,615, $30,262 and $23,831 for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively)	(258,483)	(250,336)	(167,152)
General and administrative expenses (exclusive of depreciation and amortization of $14,002, $14,081, and $6,214 for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022 respectively)	(143,583)	(123,435)	(89,383)
Pre-opening expenses	(18,604)	(14,081)	(21,294)
Depreciation and amortization	(111,403)	(99,930)	(83,613)
Share-based compensation	(20,230)	(27,681)	(26,660)
Foreign exchange gain (loss), net	36,196	(69,600)	(25,541)
Loss on impairment of long-lived assets (Note 6 and Note 9)	(47,455)	—	—
Other, net	(5,963)	(9,703)	(26,097)
Total operating expenses	(1,158,882)	(1,119,695)	(748,580)
Operating income (loss)	(23,003)	(147,481)	(188,026)
Other (expense) income
Interest expense, net	(84,136)	(71,499)	(84,382)
Gain (loss) on sale of property and other, net	(1,038)	390	6,837
Share of income (loss) of equity method investments	1,900	3,941	(2,249)
Total other expense, net	(83,274)	(67,168)	(79,794)
Loss before income taxes	(106,277)	(214,649)	(267,820)
Income tax (expense) benefit	(10,811)	(5,131)	(894)
Net loss	(117,088)	(219,780)	(268,714)
Net (income) loss attributable to non-controlling interests	(865)	(800)	3,319
Net loss attributable to Soho House & Co Inc.	$(117,953)	$(220,580)	$(265,395)
Net loss per share attributable to Class A and Class B common stock
Basic and diluted (Note 17)	$(0.60)	$(1.10)	$(1.88)
Weighted average shares outstanding:
Basic and diluted (Note 17)	195,590	199,985	173,691

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Comprehensive Loss

For the Fiscal Years Ended December 31, 2023, January 1, 2023, and January 2, 2022

	For the Fiscal Year End
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Net loss	$(117,088)	$(219,780)	$(268,714)
Other comprehensive income (loss)
Foreign currency translation adjustment	(24,648)	47,480	20,185
Comprehensive loss	(141,736)	(172,300)	(248,529)
Loss attributable to non-controlling interest	(865)	(800)	3,319
Foreign currency translation adjustment attributable to non-controlling interest	(205)	476	(31)
Total comprehensive loss attributable to Soho House & Co Inc.	$(142,806)	$(172,624)	$(245,241)

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Changes in Redeemable Shares and Shareholders’ (Deficit) Equity

For the Fiscal Years Ended December 31, 2023, January 1, 2023, and January 2, 2022

(in thousands)	Soho House Holdings Limited Redeemable Preferred Shares	Soho House Holdings Limited Redeemable C Ordinary Shares	Soho House Holdings Limited Ordinary Shares	Soho House & Co Inc. Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ (Deficit) Equity Attributable to Soho House & Co Inc.	Non-controlling Interest	Total Shareholders’ (Deficit) Equity
As of January 3, 2021	$14,700	$160,405	$265,181	$—	$72,755	$(757,103)	$(13,257)	$-	$(432,424)	$58,431	$(373,993)
Net loss	—	—	—	—	—	(265,395)	—	—	(265,395)	(3,319)	(268,714)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(700)	(700)
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	—	644	644
Issuance of senior convertible preference shares (Note 15)	175,000	—	—	—	—	—	—	—	—	—	—
Senior convertible preference shares issuance costs (Note 15)	(13,426)	—	—	—	—	—	—	—	—	—	—
Non-cash dividends on senior convertible preference shares (Note 15)	4,335	—	—	—	(4,335)	—	—	—	(4,335)	—	(4,335)
Proceeds from issuance of SHHL redeemable C ordinary shares (Note 16)	—	47,000	—	—	—	—	—	—	—	—	—
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition (Note 3)	—	—	905	—	7,795	—	—	—	8,700	—	8,700
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition (Note 3)	—	—	130	—	1,120	—	—	—	1,250	—	1,250
Purchase of non-controlling interests (Note 3)	—	—	6,405	—	33,821	—	—	—	40,226	(49,029)	(8,803)
SHHL C2 ordinary shares issued in connection with The LINE and Saguaro Acquisition (Note 3)	—	—	2,644	—	23,001	—	—	—	25,645	—	25,645
Accretion of redeemable preferred shares to redemption value, net of foreign currency remeasurement gain (Note 15)	5,197	—	—	—	(5,863)	666	—	—	(5,197)	—	(5,197)
Effect of the Reorganization Transactions (Note 1)	—	(207,405)	(275,265)	1,564	481,106	—	—	—	207,405	—	207,405
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	306	387,232	—	—	—	387,538	—	387,538
Conversion of senior convertible preference shares into Class A common stock	(165,907)	—	—	155	165,752	—	—	—	165,907	—	165,907
Redemption of the May 2016 preferred shares (Note 15)	(19,899)	—	—	—	—	—	—	—	—	—	—
Share-based compensation, net of tax (Note 14)	—	—	—	—	26,660	—	—	—	26,660	—	26,660
Net change in cumulative translation adjustment	—	—	—	—	—	—	20,154	—	20,154	31	20,185
As of January 2, 2022	$—	$—	$—	$2,025	$1,189,044	$(1,021,832)	$6,897	$—	$176,134	$6,058	$182,192
Net (loss) income	—	—	—	—	—	(220,580)	—	—	(220,580)	800	(219,780)
Purchase of non-controlling interests in connection with the Soho Restaurants Acquisition (Note 3)	—	—	—	—	(1,884)	—	—	—	(1,884)	1,884	—
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(1,206)	(1,206)
Shares repurchased (Note 17)	—	—	—	—	—	—	—	(50,000)	(50,000)	—	(50,000)
Non-cash share-based compensation (Note 14)	—	—	—	12	26,195	—	—	—	26,207	—	26,207
Additional IPO costs	—	—	—	—	(269)	—	—	—	(269)	—	(269)
Net change in cumulative translation adjustment	—	—	—	—	—	—	47,956	—	47,956	(476)	47,480
As of January 1, 2023	$—	$—	$—	$2,037	$1,213,086	$(1,242,412)	$54,853	$(50,000)	$(22,436)	$7,060	$(15,376)

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Changes in Redeemable Shares and Shareholders’ Equity (Deficit)

For the Fiscal Years Ended December 31, 2023, January 1, 2023, and January 2, 2022

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Non-controlling Interest	Total Shareholders’ Equity

As of January 1, 2023	$2,037	$1,213,086	$(1,242,412)	$54,853	$(50,000)	$(22,436)	$7,060	$(15,376)
Net (loss) income	—	—	(117,953)	—	—	(117,953)	865	(117,088)
Distributions to non-controlling interest	—	—	—	—	—	—	(390)	(390)
Shares repurchased (Note 17)	—	—	—	—	(12,000)	(12,000)	—	(12,000)
Non-cash share-based compensation (Note 14)	20	18,855	—	—	—	18,875	—	18,875
Net change in cumulative translation adjustment	—	—	—	(24,853)	—	(24,853)	205	(24,648)
As of December 31, 2023	$2,057	$1,231,941	$(1,360,365)	$30,000	$(62,000)	$(158,367)	$7,740	$(150,627)

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended December 31, 2023, January 1, 2023, and January 2, 2022

	For the Fiscal Year End
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Cash flows from operating activities
Net loss	$(117,088)	$(219,780)	$(268,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	111,403	99,930	83,613
Non-cash share-based compensation (Note 14)	18,875	26,207	26,660
Deferred tax expense (benefit)	(607)	237	(273)
Loss (gain) on sale of property and other, net	1,038	(390)	(6,837)
Loss on impairment of long-lived assets (Note 6 and Note 9)	47,455	—	—
Provision for write-down of inventories	6,827	—	—
Share of (income) loss of equity method investments	(1,900)	(3,941)	2,249
Amortization of debt issuance costs	2,808	4,315	4,632
Loss on debt extinguishment (Note 12)	3,278	—	14,126
PIK interest (settled), net of non-cash interest	39,300	36,254	(57,634)
Distributions from equity method investees	368	3,281	601
Foreign exchange loss (gain), net	(36,196)	69,600	25,541
Changes in assets and liabilities:
Accounts receivable	(14,228)	(24,109)	(5,860)
Inventories	(9,747)	(31,029)	(7,561)
Operating leases, net	(2,194)	25,190	26,973
Other operating assets	(17,952)	(38,667)	(19,379)
Deferred revenue	13,845	20,131	27,251
Accounts payable and accrued and other liabilities	4,527	47,453	27,193
Net cash provided by (used in) operating activities	49,812	14,682	(127,419)
Cash flows from investing activities
Purchase of property and equipment	(67,763)	(73,729)	(90,812)
Proceeds from sale of assets	1,368	926	—
Purchase of intangible assets	(17,966)	(21,672)	(12,270)
Acquisition of subsidiaries, net of cash acquired (Note 3)	—	—	559
Acquisition of non-controlling interests (Note 3)	—	—	(8,803)
Investments in equity method investees (Note 5)	—	—	(7,813)
Property and casualty insurance proceeds received	148	338	—
Net cash used in investing activities	(84,213)	(94,137)	(119,139)
Cash flows from financing activities
Repayment of borrowings (Note 12)	(117,790)	(736)	(613,984)
Payment for debt extinguishment costs (Note 12)	(1,686)	—	(9,109)
Issuance of related party loans	—	3,217	4,014
Proceeds from borrowings (Note 12)	140,000	105,795	465,948
Payments for debt issuance costs	(2,822)	(1,860)	(13,251)
Principal payments on finance leases	(407)	(528)	(281)
Proceeds from financing obligation	—	—	0
Principal payments on financing obligation	—	(1,578)	(1,334)
Distributions to non-controlling interest	(390)	(1,206)	(700)
Contributions from non-controlling interest	—	—	644
Senior convertible preference shares issued, net of issuance costs (Note 15)	—	—	161,574
Purchase of treasury stock, inclusive of commissions (Note 17)	(12,000)	(50,000)	—
Proceeds from issuance of SHHL redeemable C ordinary shares, net of issuance costs (Note 16)	—	—	47,000
SHHL Redeemable preferred shares redeemed (Note 15)	—	—	(19,899)
Proceeds from initial public offering, net of offering costs (Note 1 and Note 2)	—	(269)	387,538
Net cash provided by financing activities	4,905	52,835	408,160
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	3,060	(3,999)	(910)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(26,436)	(30,619)	160,692
Cash, cash equivalents and restricted cash
Beginning of year	190,043	220,662	59,970
End of year	$163,607	$190,043	$220,662

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended December 31, 2023, January 1, 2023, and January 2, 2022

	For the Fiscal Year End
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$161,656	$182,115	$212,833
Restricted cash	1,951	7,928	7,829
Cash, cash equivalents and restricted cash as of December 31, 2023, January 1, 2023, and January 2, 2022	$163,607	$190,043	$220,662
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$32,254	$29,893	$130,263
Cash paid for income taxes	5,541	585	310
Supplemental disclosures of non-cash investing and financing activities:
Conversion of senior convertible preference shares to Class A common stock (Note 15)	$—	$—	$165,907
SHHL C2 ordinary shares issued in exchange for acquisitions of businesses and non-controlling interests (Note 3)	—	—	75,825
Conversion of related party loan to SHHL A ordinary shares (Note 12)	—	—	—
Operating lease assets obtained in exchange for new operating lease liabilities	124,779	133,743	170,105
Acquisitions of property and equipment under finance leases (Note 12)	33	12,315	—
Non-cash dividends on senior convertible preference shares (Note 15)	—	—	4,335
Accrued capital expenditures as of December 31, 2023, January 1, 2023 and January 2, 2022	13,760	15,257	6,422

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

1.
Nature of the Business

Soho House & Co Inc. (“SHCO”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. Our members engage with us through our global portfolio of 42 Soho Houses, 9 Soho Works Clubs, The Ned in London, New York and Doha, The Line and Saguaro hotels in North America, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

The consolidated entity presented is referred to herein as “SHCO”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the financial statements in conformity with US GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. The Company's significant estimates relate to the valuation of financial instruments, equity method investments, the measurement of goodwill and intangible assets, contingent liabilities, income taxes, leases and long-lived assets. Although the estimates have been prepared using management's best judgment and management believes that the estimates used are reasonable, actual results could differ from those estimates and such differences could be material.

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

Our 2023 fiscal year ended on December 31, 2023 ("Fiscal 2023"), 2022 fiscal year ended on January 1, 2023 ("Fiscal 2022"), and our 2021 fiscal year ended on January 2, 2022 ("Fiscal 2021"). Fiscal 2023 was a 52-week year, Fiscal 2022 was a 52-week year and Fiscal 2021 was a 52-week year.

The consolidated statement of operations for Fiscal 2023 and the consolidated balance sheet as of Fiscal 2023 include the correction of an error identified during Fiscal 2023. This error pertains to the estimation of the historical operating lease liabilities, resulting in an overstatement of historical operating lease liabilities and assets by $7 million each as of Fiscal 2022 and by $8 million and $7 million, respectively, as of Fiscal 2021. Additionally, in connection to this error, there was an understatement of property and equipment, net, and debt by $7 million and $10 million, respectively, as of Fiscal 2022, and $8 million and $11 million, respectively, as of Fiscal 2021. The correction of this error is presented within operating lease assets, operating lease liabilities, property and equipment, net, and debt, net of current portion and debt issuance costs, in the consolidated balance sheet as of Fiscal 2023 amounting to $7 million, $6 million, $8 million and $10 million, respectively. The error also resulted in the overstatement of operating lease expenses and understatement of interest expense and depreciation expense, with a cumulative impact of $1 million for Fiscal 2022 and $1 million for Fiscal 2021. The correction of this cumulative error is presented within In-House operating expenses, depreciation and amortization and interest expense, net in the consolidated statement of operations for Fiscal 2023.

The consolidated balance sheet for Fiscal 2022 includes the correction of an error, which was identified in Fiscal 2023, relating to the classification of the SWL term loan facility agreement. As of the year ended January 1, 2023 the SWL loan in the amount of $24,612 was presented within current portion of related party loans on the consolidated balance sheet. During the fiscal year ended December

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

31, 2023 the Company concluded that the two individuals who are the counterparties to the SWL loan were no longer a related party as of January 1, 2023. The comparative period consolidated balance sheet as of the current year ended includes a reclassification to present the SWL loan balance within current portion of debt, net of debt issuance costs as of January 1, 2023. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the annual loan extensions provided by the lenders each year are in effect short-term in nature at 12 months to the previous maturation date per amendment. There is no impact to the consolidated statements of operations as a result of the reclassification for Fiscal 2022 or Fiscal 2023, respectively.

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

Accumulated Other Comprehensive Income

The entire balance of accumulated other comprehensive income is related to the cumulative translation adjustment in each of the periods presented. The changes in the balance of accumulated other comprehensive income are attributable solely to the net change in the cumulative translation adjustment in each of the periods presented, and include the error correction described above during Fiscal 2023.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Soho House & Co Inc. and its subsidiaries, as well as certain consolidated variable interest entities (“VIEs”) for which the Company is considered the primary beneficiary (see Note 4, Consolidated Variable Interest Entities, for additional information). Other parties’ interests in entities that the Company consolidates are reported as noncontrolling interests within shareholders’ (deficit) equity. Net loss and each component of other comprehensive loss are attributed to the owners of the Company and to any noncontrolling interests. All intra-company assets and liabilities, equity, income, expenses and cash flows are eliminated in full on consolidation.

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

The Company considers whether its equity method investments are impaired when events or circumstances suggest that the carrying amount may not be recoverable. An impairment charge is recognized in the consolidated statements of operations for a decline in value that is determined to be other-than-temporary. Once a determination is made that an other-than-temporary impairment exists, the

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

investment is written down to its fair value. There were no other-than-temporary impairments recorded during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022.

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

Restricted Cash

Restricted cash represents cash that is not available to the Company due to restrictions related to its use. As of December 31, 2023, the Company holds restricted cash related to its financing arrangements for the Soho Beach House in Miami. As of January 1, 2023, restricted cash related primarily to balances with the Company’s payments service provider and financing arrangements for the Soho Beach House in Miami. During the fiscal ended December 31, 2023 the balances with the Company’s payments service provider was released from restricted cash following the resolution of the restriction.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include amounts due from customers and development partners in connection with the Company’s in-house design and other development related services whereby the Company extends credit, generally without requiring collateral, based on its evaluation of the customer’s or development partner's financial condition. Accounts receivable also include amounts due from customers, guests and members relating to services rendered. Any allowance for doubtful accounts includes management’s estimate of the amounts expected to be uncollectible on specific accounts receivable, taking into account the creditworthiness of the counterparty, the aging of the outstanding balance, and historical recoverability patterns. Allowance for doubtful accounts was $2 million as of December 31, 2023 and $4 million as of January 1, 2023.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

While the Company has a concentration of credit risk in relation to certain customers, this risk is mitigated by payments on account and credit checks on customers. Typically, accounts receivable have terms ranging from 0-60 days and do not bear interest. As of December 31, 2023 and January 1, 2023, there were no customers which individually accounted for more than 10% of trade receivables; there were no customers which individually accounted for more than 10% of revenue during the fiscal years then ended.

Inventories

Inventories are valued at the lower of cost or net realizable value and cost is determined using a weighted-average cost method. Inventories primarily consist of finished goods for the Company's Retail operations, which are externally sourced, as well as service stock and supplies (primarily food and beverage). Finished goods totaled $34 million and $39 million as of December 31, 2023 and January 1, 2023, respectively. Service stock and supplies totaled $27 million and $19 million as of December 31, 2023 and January 1, 2023, respectively. The Company records a reserve for obsolete or unusable inventory, where applicable. The reserve was $2 million and less than $1 million as of December 31, 2023 and January 1, 2023, respectively. Note that the reserve of $2 million, as for December 31, 2023, excludes the $5 million as a result of the Cowshed brand licensing agreement, described below, meaning the total reserve is $7 million.

In November 2023, the Company entered into a 10-year licensing agreement with a third party to manufacture and distribute the Company’s Cowshed brand, commencing January 1, 2024. This has restricted the Company’s ability to sell certain inventories it acquired prior to entering into the agreement. As such, the Company has provided in full for the $5 million of inventory it is unable to recover as a result of entering into the agreement. This is presented within other, net in the consolidated statement of operations for Fiscal 2023.

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

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows:

Buildings	50-100 years*
Leasehold improvements	Lesser of useful life or remaining lease term
Fixtures and fittings	2-5 years
Office equipment and other	2-4 years
Finance lease property	Reasonably assured lease term

Depreciation expense is included in depreciation and amortization in the accompanying consolidated statements of operations.

Assets under construction relate mainly to the build out of future Houses, are stated at cost and depreciation begins when the asset is placed in service. For property under construction, the Company capitalizes all specifically identifiable costs related to development activities, as well as interest costs incurred while activities necessary to get the property ready for its intended use are in progress. During the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, there was no capitalized interest.

*The Company wholly owns three buildings, Soho Beach House, High Road House, and Babington House which is a 300 year old Grade II* listed (by the Historic Buildings and Monuments Commission England and Wales) manor house. Babington House is the only building that the Company depreciates over 100 years, because of it's historical significance and status as a listed building.

Impairment of Property and Equipment and Other Long-Lived Assets

The Company reviews its property and equipment and other long-lived assets for impairment indicators at each reporting date. Impairment losses are required to be recorded for long-lived assets to be held and used by the Company when indicators of impairment are present and the carrying value of the assets exceeds the future undiscounted cash flows estimated to be generated by

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

those assets. When an asset group to be held and used by the Company is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value. Recoverability of long-lived assets is measured by comparison of (i) the carrying amount of assets against (ii) the future undiscounted cash flows that the assets are expected to generate over their remaining lives. If the carrying amount of the assets is not recoverable, the amount of impairment, if any, is measured as the difference between the carrying value and the fair value of the impaired assets. If the Company determines that the remaining useful life is shorter than originally estimated, it amortizes the remaining carrying value over the new shorter useful life. The Company recognized $14 million of impairment losses related to property and equipment as well as other long-lived asset impairment losses of $33 million (see Notes 6 and 9) included within loss on impairment of long-lived assets on the consolidated statement of operations during the fiscal year ended December 31, 2023. The Company believes the expected future operating results will not be sufficient for the Company to fully recover its long-lived asset investment in certain asset groups. The Company has estimated the fair value of the impaired assets using a discounted cash flow analysis.

The Company recognized $47 million of impairment losses on long-lived assets (comprised of $33 million in respect of Operating lease assets and $14 million of Property and equipment, net) during the fiscal year ended December 31, 2023. No impairment losses were recorded for the fiscal year ended January 1, 2023 or January 2, 2022.

In the fourth quarter of 2023, due to the continued challenges in the cost of real estate and the decreased performance of various Soho Works locations in the USA and UK, Soho House and Co Inc determined that a triggering event had occurred in Q4 2023. The Company performed an impairment analysis on five Soho Work sites primarily in the United States. As a result of the fourth quarter of 2023 analysis, a $40.0 million non-cash impairment charge was recorded for these Soho Works sites. The high property costs associated with these locations being the primary factor of the asset impairment. The non-cash impairment charge is included in impairments of assets in the consolidated statement of operations for the fiscal year ended December 31, 2013.

The primary assumptions, which requires significant level of judgement, that affects the undiscounted cash flows determination is management's estimate of future revenues, operating margins, economic conditions and changes in the operating environment. The forecasts used in the impairment assessments was developed by management based on projected revenues derived largely from forecasted member attendance. Management also makes estimates on the expected costs and the expected operating lease costs. Changes in these assumptions could have a significant impact on the recoverability of the assets and may result in additional impairment charges.

The combined carrying value of the Soho Works locations was $112 million at December 31, 2023.

Changes in the membership, operating margins and economic growth and the contracted operating rental costs beyond what has already been assumed in the assessments could cause management to revise the forecast and assumptions. Unfavorable revisions to these assumptions or estimates could possibly result in further impairment of some or all of the assets.

No impairment losses were recorded for the fiscal year ended January 1, 2023 and January 2, 2022.

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

Intangible Assets with Finite Useful Lives

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

The Company has certain finite lived intangible assets that were initially recorded at their fair values. These intangible assets consist primarily of brand names, membership lists, hotel management agreements, internally developed software and trademarks. Intangible assets with finite useful lives, which have a weighted-average life of 15 years, are amortized using the straight-line method over their estimated useful lives.

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

No impairment losses were recorded during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022.

Costs incurred during the application development stage for internal-use software are capitalized. Capitalized website development costs and internal-use software costs are amortized using the straight-line amortization method over the estimated useful life of the software.

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

Goodwill is not amortized, but instead is tested for impairment annually. The Company assesses goodwill for potential impairment on the first day of the fourth fiscal quarter, or during the year if an event or other circumstances indicate that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. The Company identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager who regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit(s) associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. As of December 31, 2023 and January 1, 2023, the Company had seven reporting units with a goodwill balance.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

approach, the Company relies upon valuation multiples derived from stock prices and enterprise values of publicly-traded companies that are comparable to the reporting units being evaluated.

While the Company tests its goodwill for impairment at least annually, it will test its goodwill for impairment if an event occurs or circumstances change which are considered to be a triggering event that would more likely than not reduce a reporting unit’s fair value below its carrying amount. In Fiscal 2023, the Company performed a qualitative goodwill assessment and concluded it was more likely than not that the fair value of the Company’s reporting units which carry goodwill exceeds their respective carrying amounts. In Fiscal 2022, the Company performed a quantitative impairment assessment for seven reporting units; based on these assessments, the Company determined that no goodwill impairment existed.

Leases

The Company has entered into lease agreements for its Houses, hotels, restaurants, spas and other properties. The Company accounts for its leases under ASU 2016-02, Leases (Topic 842).

The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter if the leases are modified. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using a portfolio approach based on the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

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

Debt Issuance Costs

Debt issuance costs relate to the Company’s debt instruments. These costs are reflected as a deduction from the carrying amount of the related debt instrument, with the exception of the Company’s Revolving Credit Facility, for which debt issuance costs are reflected as a current asset following repayment in full of the amount drawn under the facility during the fiscal year ended January 2, 2022. Debt issuance costs are deferred and amortized over the term of the related debt instrument using the effective interest method. As of December 31, 2023 and January 1, 2023, these costs totaled $11 million (including $1 million presented within prepaid expenses and other current assets) and $10 million (including $1 million presented within prepaid expenses and other current assets), respectively.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

Amortization expense associated with debt issuance costs (excluding write-offs recognized upon extinguishment of debt), which is included within interest expense, net, totaled $3 million, $4 million, and $5 million for the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively.

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

Payment terms and conditions vary by contract type and may include a requirement of payment typically up to 60 days (as described further below). In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component.

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

One-time registration fees are non-refundable and are invoiced to the member on their acceptance of membership. Such registration fees are recognized as non-current deferred revenue upon payment, and are recognized as revenue over the estimated average

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

membership life of 20 years. Registration fees of $2 million, $2 million, and $2 million were recognized as revenue in the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 respectively. As of December 31, 2023 and January 1, 2023, current deferred revenue related to one-time registration fees totaled $2 million and $2 million, respectively, and non-current deferred revenue related to such fees totaled $26 million and $27 million, respectively.

House Introduction Credits

New members admitted on or after April 4, 2022 are required, in the majority of regions we operate, to purchase House Introduction Credits ("House Introduction Credits") as part of their membership, instead of one-time registration fees. House Introduction Credits are credits of an equivalent value to cash within Houses and are redeemable against purchases of food and beverage items and bedroom stays at the Houses. House Introduction Credits expire after three months from the date of issuance, where legally permitted in the regions we operate, if not utilized or if the Company terminates a member's House membership. House Introduction Credits are recognized upon issuance as deferred revenue on our consolidated balance sheets. Revenue from House Introduction Credits are recognized as In-House revenues when redeemed by members, and as breakage revenue within Membership revenues upon expiration, which is generally a period of three months, or earlier in the period when we are able to reliably estimate expected breakage to the extent that they are unredeemed and further redemption is deemed remote.

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

Hotel accommodation revenue is recognized when the rooms are occupied. Revenue is measured based on the amount invoiced for the room as specified in the contract when the room booking is made. Deposits received in advance of the hotel accommodation are deferred as contract liabilities and recognized as revenue when the customer occupies the room. As of December 31, 2023 and January 1, 2023, advance deposits of $13 million and $12 million, respectively, were recorded as accrued liabilities on the consolidated balance sheets.

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

Revenue recognized from Soho House Design totaled $6 million, $22 million, and $13 million for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Some of SHD’s design services are provided as part of the Company’s in-house development activities, including to certain related parties as described in Note 22, Related Parties. The percentage of Soho House Design revenues relating to design contracts from unaffiliated third parties was 28% and 43% during the fiscal years ended December 31, 2023 and January 1, 2023, respectively. Soho House Design’s revenues relating to build-out and design contracts from unaffiliated third parties were immaterial during the fiscal year ended January 3, 2021.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

Design contracts consist of a single performance obligation which is satisfied over time as the design and build work is completed and verified by third party contractors against specified contract milestones (output method of progress). The Company invoices for the work completed in accordance with the payment terms of the customer’s contract.

Sponsorship income, also referred to as partnership income, is recognized upon the successful completion of the related event. Food and beverage sales from restaurants not located in one of the Company’s Houses or hotels are recognized in a manner similar to In-House food and beverage sales, as previously described.

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

Government Grants

Government grants are recognized when there is reasonable assurance that cash will be received and that conditions attached to the grant have been met. Where the grant relates to reimbursement of specific costs that have been incurred, the grant is presented as a reduction of that specific expense. During the fiscal year ended December 31, 2023, government grants totaled $5 million and were presented as a reduction of payroll expenses within In-House operating expenses ($4 million) and other operating expenses ($1 million) on the consolidated statements of operations. In addition, during the fiscal year ended December 31, 2023 government grants of $2 million were included within In-House revenues.

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

Income Taxes

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

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

	As of
	December 31, 2023	January 1, 2023
Great Britain pound sterling	$1.27	$1.21
Canadian dollar	0.76	0.74
Euro	1.10	1.07
Hong Kong dollar	0.13	0.13
Israeli new shekel	0.28	0.28
Danish krone	0.15	0.14
Swedish krona	0.10	0.10
Mexican peso	0.06	0.05
Qatari riyal	0.27	0.27
Thai baht	0.03	N/A
Brazilian real	0.21	N/A

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	For the Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Great Britain pound sterling	$1.24	$1.23	$1.38
Canadian dollar	0.74	0.77	0.80
Euro	1.08	1.05	1.18
Hong Kong dollar	0.13	0.13	0.13
Israeli new shekel	0.27	0.30	0.31
Danish krone	0.15	0.14	N/A
Swedish krona	0.09	0.10	N/A
Mexican peso	0.06	0.05	N/A
Qatari riyal	0.27	0.28	N/A
Thai baht	0.03	N/A	N/A
Brazilian real	0.20	N/A	N/A

Foreign currency transaction gains and losses are included in other in the consolidated statements of operations. The Company recorded foreign currency transaction net gain of $36 million, net losses of $70 million, and net losses of $26 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the acquisition, opening, conversion and initial setup of new and converted sites, including rent, overhead expenses, pre-opening marketing and incremental wages to support the “ramp up” period of time to support the site in the initial period following opening. Expenses may also be included for unopened or partially opened sites, which, from time to time, may be over an extended time period if there are delays in site opening or the original requirements and planned usage of the site changes. These costs are expensed as incurred and are included in pre-opening expenses in the consolidated statements of operations. The entire balance of these costs is related to pre-opening and related activities for our sites in each of the periods presented.

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

Limited reorganization of support and operations functions

During the fourth quarter of fiscal year ended January 1, 2023, the Company engaged in a limited reorganization of its support and operations functions following a change in the Company’s senior leadership. This resulted in the termination of employees in our support and operations teams. The amount recognized as an expense in fiscal year ended January 1, 2023, in other expenses, net, which is not allocated to our Reported Segments, was $4 million. The majority of this obligation had been settled as of January 1, 2023, with less than $1 million being settled during fiscal year ended December 31, 2023.

Net Loss per Share

The Company computes net loss per share using the two-class method. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis to each class of common stock, and the resulting basic and

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

diluted loss per share attributable to common stockholders are therefore the same for Class A common stock and Class B common stock. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share is based on the weighted-average number of common shares outstanding for the period and respective share equivalents outstanding at the end of the period, unless the effect is anti-dilutive. An anti-dilutive impact is a reduction in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities. Since the Company had net losses for all the periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded as their effect would be anti-dilutive.

SHHL Redeemable Preferred Shares and SHHL Redeemable C Ordinary Shares

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

As of January 3, 2021, SHHL had redeemable preferred shares and redeemable C ordinary shares outstanding, which are collectively referred to as "redeemable shares." In addition, in March 2021, the Company issued senior convertible preference shares, which were subsequently converted into Class A common stock immediately after the IPO. During the second fiscal quarter of 2021, the Company concluded that certain SHHL redeemable preferred shares were probable of becoming redeemable and, therefore, the shares were accreted to their redemption value. See Note 15, SHHL Redeemable Preferred Shares and Note 16, SHHL C Ordinary Shares, for additional information.

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

Future Accounting Standards

In June 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

In May 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60), which requires a joint venture to initially measure all contributions received upon its formation at fair value. This accounting will largely be consistent with ASC 805, Business Combinations, although there are some specific exceptions. The new guidance should be applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

3.
Acquisitions

Scorpios Acquisition

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

Concurrently, on March 29, 2022, Soho Restaurants entered into a royalty-free Product License Agreement with Chick’n Limited, pursuant to which Chick’n Limited agreed to grant the Company a non-exclusive, royalty-free license to produce and sell certain burgers at certain Soho Restaurant properties for a term of two years. Other than with respect to this limited license, Soho Restaurants has no legal right to the product.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

As a result of the acquisition, the Company recognized goodwill of $17 million, which represents intellectual capital, know-how for potential future openings and undertakings, and economic benefits that the Company expects to derive from the ability to expand the Mandolin Aegean Bistro brand that do not qualify for separate recognition. The entire value of goodwill has been allocated to a separate reporting unit in our North America segment. The recognized goodwill is not deductible for tax purposes.

The consolidated statement of operations for the fiscal year ended January 2, 2022 includes less than $1 million in acquisition related costs, which were expensed as incurred and are included in general and administrative expense.

Mandolin Acquisition

On May 10, 2021, the Company acquired the intellectual property rights for Mr. Mandolin and Mrs. Mandolin (the “Mandolin IP”) in exchange for issuing 92,647 C2 ordinary shares of SHHL with an aggregate fair value of $1 million (the “Mandolin Acquisition”). The fair value of the C2 ordinary shares was derived by using an implied valuation of $13.49, as described above. The Mandolin Acquisition was accounted for as an asset purchase, and the Mandolin IP has been recorded in other intangible assets, net.

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

The LINE and Saguaro Acquisition

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

As a result of The LINE and Saguaro Acquisition, the Company recognized $2 million of goodwill, which represents the fair value of the assembled workforce that is not separately recognized from goodwill and the economic benefits that the Company expects to derive from the ability to expand the hotel management agreements that do not qualify for separate recognition. In addition, the goodwill relates to the synergies expected to be gained from the affiliation of The LINE hotels with the Soho House brand name. The entire value of goodwill has been allocated to a separate reporting unit in our North America segment. The recognized goodwill is deductible for tax purposes.

The consolidated statement of operations for the fiscal year ended January 2, 2022 includes $1 million in acquisition related costs, which were expensed as incurred and are included in general and administrative expense. The SHHL C2 ordinary shares issued in the transactions described above were exchanged, alongside all other holders of SHHL C2 ordinary, for Class A common stock of SHCO in connection with our IPO in July 2021.

4.
Consolidated Variable Interest Entities

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”):

Ned-Soho House, LLP

The Ned-Soho House, LLP joint venture maintains a management agreement to operate The Ned, which is owned by unconsolidated related parties to the Company. Management fees are recognized in other revenues in the consolidated statements of operations. The Company has a greater economic interest in Ned Soho House, LLP as compared to its related party venture partner and therefore the Company is determined to be the primary beneficiary.

Soho Works Limited

The Soho Works Limited (“SWL”) joint venture develops and operates Soho-branded, membership-based co-working spaces, with four sites currently in operation in the UK. The joint venture agreement relates to the UK only. The joint venture was formed on September 29, 2017 when the Company granted to two unrelated individuals an option to subscribe for 30% of the issued shares of SWL. The option has not yet been exercised and, consequently, the Company has 100% economic interest in SWL. Upon exercise of the option, the Company would have 70% economic interest in SWL. The options carry voting rights such that the Company and other joint venture partners each hold 50% of the voting rights in respect of shareholder resolutions and certain reserved matters as defined in the joint venture agreement. The Company is determined to be the primary beneficiary because it has the power to direct all significant activities of the joint venture.

The following table summarizes the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated balance sheets. The obligations of the consolidated VIEs other than Soho Restaurants Limited are non-recourse to the Company, and the assets of the VIEs can be used only to settle those obligations.

	As of
(in thousands)	December 31, 2023	January 1, 2023
Cash and cash equivalents	$6,482	$7,941
Accounts receivable	4,530	1,823
Inventories	15	19
Prepaid expenses and other current assets	3,404	3,283
Total current assets	14,431	13,066
Property and equipment, net	29,001	32,288
Operating lease assets	103,146	99,717
Other intangible assets, net	314	284
Other non-current assets	7,443	181
Total assets	154,335	145,536
Accounts payable	1,070	337
Accrued liabilities	4,050	8,131
Indirect and employee taxes payable	1,231	1,548
Current portion of debt, net of debt issuance costs	27,715	24,612
Current portion of operating lease liabilities - sites trading more than one year	6,250	4,362
Other current liabilities	6,770	4,153
Total current liabilities	47,086	43,143
Operating lease liabilities, net of current portion - sites trading more than one year	116,251	115,182
Total liabilities	163,337	158,325
Net assets (liabilities)	$(9,002)	$(12,789)

5.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. Equity method investment ownership interests in each of the periods presented in these consolidated financial statements are as follows:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	Ownership Interest (Percentage)
Equity Method Investment	December 31, 2023	January 1, 2023	January 2, 2022
Soho House Toronto (House)*
Soho House Toronto Partnership	50	50	50
139 Ludlow Street New York (Property)
139 Ludlow Acquisition, LLC	33.3	33.3	33.3
56-60 Redchurch Street, London (Property and Hotel)*
Raycliff Red LLP	50	50	50
Raycliff Shoreditch Holdings LLP	50	50	50
Redchurch Partner Limited	50	50	50
Soho House Barcelona (Property and House)
Mimea XXI S.L.	50	50	50
Mirador Barcel S.L.	50	50	50
Little Beach House Barcelona S.L.	50	50	50
Soho Beach House Canouan (House)
Soho Beach House Canouan Limited	20	20	20

*Under applicable guidance for VIEs, the Company determined that its investments in Soho House Toronto Partnership ("Soho House Toronto") and the entities comprising 56-60 Redchurch Street, London are VIEs. Soho House Toronto owns and operates a House located in Toronto, while 56-60 Redchurch Street, London provides additional members’ accommodation capacity for Shoreditch House in London.

Toronto Joint Venture

On March 28, 2012, the Company and two unrelated investors (“Toronto Partners”) formed Soho House Toronto to establish and operate a house in Toronto, Canada. The Company is responsible for managing the development and operations of the property with key operating decisions requiring joint approval with the Toronto Partners. The Company owns a 50% interest and each of the Toronto Partners owns a 25% interest in Soho House Toronto. Each investor is entitled to a share of the profits or losses of Soho House Toronto in proportion to their respective ownership percentage. As part of the original agreement, the Toronto Partners received a put option to sell their interest in Soho House Toronto to the Company at fair value and the Company received a call option to purchase the Toronto Partners' interests at fair value. As of 2015, certain restrictions expired and the put and call options are exercisable. As of December 31, 2023, no options have been exercised.

Soho House Toronto entered into a 10-year lease agreement with a landlord to lease the Soho House Toronto property. This lease was extended for an additional 5 years in Fiscal 2021. A subsidiary of the Company provided a guarantee to the landlord for Soho House Toronto's rental liabilities.

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

The Raycliff Partner holds a put option which requires the Company to purchase all the Raycliff Partner’s interest at fair value in the event the Company ceases to own a controlling interest in the nearby Shoreditch House. As of December 31, 2023, the put option has not been triggered.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

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

	For the Fiscal Year Ended
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022 (1)
Revenues	$51,826	$45,274	$32,022
Operating income (loss)	9,149	7,131	(4,442)
Net income (loss)(2)	2,801	3,133	(5,227)
(1)
Includes the financial information of Cipura through May 10, 2021.
(2)
The net income (loss) shown above relates entirely to continuing operations.

	As of
(in thousands)	December 31, 2023	January 1, 2023
Current assets	$46,771	$18,916
Non-current assets	143,704	142,324
Total assets	190,475	161,240
Current liabilities	12,436	8,551
Non-current liabilities	115,495	101,820
Total liabilities	127,931	110,371
Net assets	$62,544	$50,869

6.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across North America, Europe, and Asia. Additionally, the Company entered into 34 equipment leases during 2023. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25 year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of December 31, 2023, the Company recognized right-of-use assets and lease liabilities for 151 operating leases and 3 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

The Company reviews long-lived assets for impairment when changes in circumstances indicate that the asset's carrying value may not be recoverable. During fiscal 2023, the Company performed recoverability tests for certain asset groups using the undiscounted cash flows approach. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected revenue growth, operating margins, economic conditions and changes in the operating environment. Changes in these assumptions could have a significant impact on the recoverability of the asset and may result in additional impairment charges. Based on the assessments, certain stand-alone sites failed the recoverability tests resulting in an aggregate impairment loss of $47 million comprised of $33 million in respect of Operating lease assets and $14 million of Property and equipment, net. The $47 million impairment is reported within loss on impairment of long-lived assets on the consolidated statement of operations for the year ended December 31, 2023. The Company believes that the expected future operating results will not be sufficient for the Company to fully recover its long-lived asset investment in certain asset groups.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

The maturity of the Company’s operating and finance lease liabilities as of December 31, 2023 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
2024	$152,366	$6,045
2025	155,559	6,084
2026	156,400	6,007
2027	147,933	5,997
2028	146,456	5,997
Thereafter	1,673,916	221,891
Total undiscounted lease payments	2,432,630	252,021
Present value adjustment	1,078,571	173,540
Total net lease liabilities	$1,354,059	$78,481

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Straight-line rent expense recognized as part of in-House operating expenses for operating leases was $144 million, $133 million, and $117 million for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 respectively. Variable lease payments recognized as part of In-House operating expense for operating leases were $21 million, $20 million, and $6 million for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively, including non-lease components such as common area maintenance fees.

For the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 the Company recognized amortization expense related to the right-of-use asset for finance leases of $2 million, $2 million, and $2 million respectively, and interest expense related to finance leases of $7 million, $5 million, and $5 million respectively. There were no material variable lease payments for finance leases for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022.

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

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the Fiscal Year Ended
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(137,856)	$(118,269)	$(86,523)
Interest payments for finance leases	(6,444)	(5,002)	(5,037)
Cash flows from financing activities:
Principal payments for finance leases	$(407)	$(528)	$(281)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$124,779	$133,743	$170,105
Acquisitions of property and equipment under finance leases	33	12,315	-

The following summarizes additional information related to operating and finance leases:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	As of
	December 31, 2023	January 1, 2023
Weighted-average remaining lease term
Finance leases	42 years	43 years
Operating leases	16 years	17 years
Weighted-average discount rate
Finance leases	7.29%	7.29%
Operating leases	7.89%	7.93%

As of December 31, 2023, the Company has entered into 15 operating lease agreements that are signed but have not commenced. Of these, 10 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the Landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. SHD is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2024, 2025, 2026 and 2028. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years 2024, 2025, 2026 and 2028 will be $349 million, $224 million, $351 million and $390 million, respectively, with weighted-average expected lease terms of 21 years, 20 years, 22 years and 15 years for 2024, 2025 2026 and 2028, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases signed but not commenced, including properties where the SHD team is acting as the construction manager:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments
2024	$3,439
2025	15,470
2026	23,817
2027	31,016
2028	48,361
Thereafter	1,191,909
Total undiscounted lease payments expected for leases signed but not commenced	$1,314,011

Financing Obligation

In April 2017, the Company entered into an agreement to sell a property in downtown Los Angeles (“DTLA property”) for $30 million with $9 million contingently held back by the buyer. The Company simultaneously entered into an agreement to lease the land and building back from the buyer. As an incentive to enter the lease, the buyer committed to provide an additional $59 million of funding towards the development of the property, which included the contingent proceeds held back upon the sale. This lease agreement has an original lease term of 20 years, with two 10-year renewal options. The lease payments for the original lease term and both renewal options, if exercised, are $6.4 million per year, adjusted upward for local inflation rates that will not be less than 2% increase per year.

The Company determined that the buyer/lessor did not obtain control of the property after the sale and will not obtain control throughout the construction period and subsequent leaseback period. Therefore, the transaction is accounted for as a financing obligation, and the Company will continue to recognize the building on its consolidated balance sheets. The Company also recognized a financing obligation for any funding received from the buyer/lessor along with accrued interest over the construction period. There was no current portion of the financing obligation as of December 31, 2023 and January 1, 2023. The non-current portion of the financing obligation was $77 million and $76 million as of December 31, 2023 and January 1, 2023, respectively.

Costs incurred related to the development of the property were capitalized as incurred as a component of construction in progress. At the end of September 2019, the construction was complete and the property opened for business. Upon completion of construction, the balance of construction in progress was reclassified to depreciable asset classes within property and equipment, net. After the completion of construction, the Company expenses interest using the effective interest method in the period incurred. As of December

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

31, 2023 and January 1, 2023, the Company has capitalized $83 million and $85 million, respectively, pertaining to the DTLA property.

The following information represents supplemental disclosure for the statement of cash flows related to the financing obligation for the DTLA property:

	For the Fiscal Year Ended
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Cash flows from operating activities
Interest payments for financing obligation	$(7,031)	$(6,894)	$(5,626)
Cash flows from investing activities
Capitalized interest	$—	$—	$—
Purchase of property and equipment	—	—	—
Cash flows from financing activities
Principal payments on financing obligation	$—	$(1,578)	$(1,334)
Proceeds from financing obligation	—	—	—

The following summarizes the Company's future undiscounted lease payments for the DTLA property:

(in thousands)	Financing Obligation
Fiscal year ended
Undiscounted lease payments
2024	$7,172
2025	7,316
2026	7,462
2027	7,611
2028	7,763
Thereafter	108,678
Total undiscounted lease payments	146,002
Present value adjustment	69,378
Total net financing obligation	$76,624

7.
Revenue Recognition

Disaggregated revenue disclosures for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 are included in Note 21, Segments.

Revenue from membership fees, legacy one-time registration fees, house introduction credits and build-out contracts are the primary arrangements for which revenue is recognized over time. Revenue from these sources combined accounted for 32%, 30%, and 36% of the Company's revenue for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending December 31, 2023.

(in thousands)	December 31, 2023	Future periods
Membership, registration fees, and House Introduction Credits	$100,006	$25,787
Total future revenues	$100,006	$25,787

All consideration from contracts with customers is included in the amounts presented above.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	December 31, 2023	January 1, 2023
Contract receivables	$58,158	$42,215
Contract assets	3,778	9,344
Contract liabilities	155,356	130,975

Contract receivables comprises solely of Accounts receivable, net which comprise amounts due from customers and partners including amounts owed from sites operated under management contracts, amounts billed under build-out contracts and amounts due from Retail wholesale partners.

Contract assets consist of accrued unbilled income related to build-out contracts and are recognized in prepaid expenses and other current assets on the consolidated balance sheets. Refer to Note 8, Prepaid Expenses and Other Current Assets. All contract assets recognized as of January 2, 2022 of $6 million were billed to customers and transferred to receivables as of January 1, 2023. All contract assets as of January 1, 2023 of $9 million were billed to customers and transferred to receivables as of December 31, 2023.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the consolidated balance sheets), and gift vouchers. Significant changes in contract liabilities balances during the period are as follows:

	For the Fiscal Year Ended
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Opening balance	$130,975	$113,630	$85,723
Revenue recognized that was included in the contract liability balance at the beginning of the period	(85,846)	(86,111)	(61,763)
Increases due to cash received during the period	109,684	104,652	89,914
Foreign currency translation	543	(1,196)	(244)
Closing balance	$155,356	$130,975	$113,630

8.
Prepaid Expenses and Other Current Assets

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	December 31, 2023	January 1, 2023
Amounts owed by equity method investees	$1,323	$1,492
Prepayments and accrued income	35,688	27,416
Contract assets	3,778	9,344
Inventory supplier advances	18,656	14,275
Other receivables	53,067	38,574
Total prepaid expenses and other current assets	$112,512	$91,101

Inventory supplier advances primarily relate to cash deposits paid to the Company's suppliers of furniture for its retail operation.

9.
Property and Equipment, Net

Property and equipment is comprised of the following:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	As of
(in thousands)	December 31, 2023	January 1, 2023
Land and buildings	$215,065	$213,901
Leasehold improvements	394,041	353,181
Fixtures and fittings	355,604	336,758
Office equipment and other	43,416	42,660
Construction in progress	35,810	20,394
Finance property lease	69,022	64,521
	1,112,958	1,031,415
Less: Accumulated depreciation	(471,875)	(384,414)
Less: Accumulated impairment	(14,048)	—
	$627,035	$647,001

The Company recorded depreciation expense of $89 million, $81 million, and $69 million in the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of operations.

Additions totaled $68 million and $74 million during the fiscal years ended December 31, 2023 and January 1, 2023, respectively, and were primarily related to leasehold improvements and fixtures and fittings for existing sites and sites under development.

The Company reviews long-lived assets for impairment when changes in circumstances indicate that the asset's carrying value may not be recoverable. During fiscal 2023, the Company performed recoverability tests for certain asset groups using the undiscounted cash flows approach. Based on the assessments, certain stand-alone sites failed the recoverability tests resulting in an aggregate impairment loss of $47 million (comprised of $33 million in respect of Operating lease assets and $14 million of Property and equipment, net), of which $37 million is in respect of Soho Works North America. The $47 million impairment included within loss on impairment of long-lived assets on the consolidated statement of operations for the fiscal year ended December 31, 2023.

10.
Goodwill and Intangible Assets

A summary of goodwill for each of the Company’s applicable reportable segments from January 3, 2021 to December 31, 2023 is as follows:

(in thousands)	UK	North America	Europe and ROW	Total
January 3, 2021	$101,602	$28,780	$71,100	$201,482
Cipura Acquisition (Note 3)	—	16,623	—	16,623
LINE and Saguaro Acquisition (Note 3)	—	2,043	—	2,043
Foreign currency translation adjustment	(937)	—	(4,954)	(5,891)
January 2, 2022	$100,665	$47,446	$66,146	$214,257
Foreign currency translation adjustment	(10,690)	—	(3,921)	(14,611)
January 1, 2023	$89,975	$47,446	$62,225	$199,646
Foreign currency translation adjustment	4,684	—	1,955	6,639
December 31, 2023	$94,659	$47,446	$64,180	$206,285

The opening goodwill balance originates from the acquisition of Soho House Holdings Limited by affiliates of the Yucaipa Companies, LLC, as described in Note 2, Summary of Significant Accounting Policies – Goodwill. There were no goodwill impairment charges during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022.

A summary of finite-lived intangible assets as of December 31, 2023 and January 1, 2023 is as follows:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

		As of
		December 31, 2023			January 1, 2023
(in thousands)	Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Brand	24	$111,634	$55,140	$56,494	$109,420	$50,358	$59,062
Membership list	20	$15,905	$9,666	$6,239	15,748	8,890	6,858
Hotel management agreements	15	$23,600	$3,974	$19,626	23,600	2,401	21,199
Website, internal-use software development costs, and other	5	$94,366	$49,485	$44,881	72,813	33,964	38,849
		$245,505	$118,265	$127,240	$221,581	$95,613	$125,968

Refer to Note 3, Acquisitions, for information on additional intangible assets recognized during the fiscal year ended January 2, 2022 in connection with the Cipura Acquisition, Mandolin Acquisition, and The LINE and Saguaro Acquisition.

Accumulated amortization as of December 31, 2023 totaled $55 million for Brand, $10 million for Membership list, $4 million for hotel management agreement, and $49 million for Website, internal-use software development costs, and other. Accumulated amortization as of January 1, 2023 totaled $50 million for Brand, $9 million for Membership list, $2 million for hotel management agreement, and $34 million for Website, internal-use software development costs, and other.

Included within website, internal-use software development costs, and other are capitalized website development costs and internal-use software, net of accumulated amortization, which totaled $43 million and $35 million as of December 31, 2023 and January 1, 2023, respectively.

Amortization expense related to the intangible assets totaled $22 million, $19 million, and $15 million in the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The following table represents estimated aggregate amortization expense for each of the next five fiscal years:

(in thousands)
2024	$21,931
2025	19,888
2026	15,806
2027	12,489
2028	8,205

11.
Accrued Liabilities and Other Current Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	December 31, 2023	January 1, 2023
Accrued interest	$1,309	$440
Hotel deposits	12,628	11,758
Trade, capital and other accruals	70,878	71,914
Total accrued liabilities	$84,815	$84,112

12.
Debt

Debt balances, net of debt issuance costs, are as follows:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	As of
(in thousands)	December 31, 2023	January 1, 2023
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$615,718	$570,712
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2025 (see additional description below)	27,715	$24,612
Other loans (see additional description below)	21,433	10,197
	664,866	605,521
Less: Current portion of long-term debt	(29,290)	(25,617)
Total long-term debt, net of current portion	$635,576	$579,904

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	December 31, 2023	January 1, 2023
Term loan, interest at 6.99%, maturing June 1, 2033	$137,099	$—
Term loan, interest at 5.34%, maturing February 6, 2024	—	54,614
Mezzanine loan, interest at 7.25%, maturing February 6, 2024	—	61,573
Total property mortgage loans	$137,099	$116,187

The weighted-average interest rate on fixed rate borrowings was 8% as of December 31, 2023 and as of January 1, 2023. The were no outstanding floating rate borrowings as of December 31, 2023 or January 1, 2023.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility refer to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. As of December 31, 2023, the facility remains undrawn with £71 million ($90 million) available to draw under this facility and £4 million ($5 million) utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of $1 million, $3 million and $3 million in respect of the Revolving Credit Facility during the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively.

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures, following the extensions described below, at the earliest of: (a) September 29, 2025; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the lenders may determine in their sole discretion. The carrying amount of the term loan was £22 million ($28 million) and £20 million ($25 million) as of December 31, 2023 and January 1, 2023, respectively. The Company incurred interest expense of $2 million, $3 million and $2 million on this facility during the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively. In March 2024, this loan was subsequently extended by a further 12 months. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months).

On March 31, 2021, Soho House Bond Limited issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for an aggregate amount of up to $100 million which were issued for the full amount on March 9, 2022 (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized)

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $52 million, $47 million and $30 million during the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively.

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of December 31, 2023	Applicable interest rate as of December 31, 2023
Dean Street loan	Great Britain pound sterling	March 2040	$9,740	6.0%
Copenhagen loan	Danish krone	November 2033	2,182	8.0%
Greek Street loan	Great Britain pound sterling	January 2028	2,970	7.5%
Compagnie de Phalsbourg credit facility	Euro	January 2025	5,716	7.0%
Greek government loan	Euro	July 2025	828	3.1%

Property Mortgage Loans

In March 2014, the Company completed a freehold property acquisition of the Soho Beach House Miami Property. In May 2023, the Company refinanced the existing term loan of $55 million, interest at 5.34%, and mezzanine loan of $62 million, interest at 7.25% with a new $140 million loan agreement with JP Morgan Chase Bank, National Association and Citi Real Estate Funding Inc. As a result of the debt extinguishment of the existing term loan and mezzanine loan, the Company recognized a loss on extinguishment of debt of $3 million which is reported in interest expense, net on the condensed consolidated statements of operations for the fiscal year ended December 31, 2023. The new term loan is secured with a recorded and insured first priority mortgage on Soho Beach House Miami Property as well as first priority security interests in all collateral related to the property. The new term loan matures in June 2033 and bears interest at 6.99%.

The Company incurred interest expense of $5 million on the new term loan during the fiscal year ended December 31, 2023. The Company incurred interest expense of $13 million, $8 million and $8 million during the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively.

Debt Issuance Costs

Property mortgage loans due after more than one year are net of unamortized debt issuance costs of $3 million and $1 million as of December 31, 2023 and January 1, 2023, respectively. Other loans are net of unamortized debt issuance costs of less than $1 million and less than $1 million as of December 31, 2023 and January 1, 2023, respectively. For the revolving credit facility as of December 31, 2023, $1 million of unamortized debt issuance costs have been included within prepaid expenses and other current assets on the consolidated balance sheet, following repayment in full of the outstanding balance of the facility. The Senior Secured Notes are net of unamortized debt issuance costs of $7 million as of December 31, 2023.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans as of December 31, 2023:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

(in thousands)
2024	$29,290
2025	10,255
2026	1,293
2027	616,925
2028	7,473
Thereafter	146,571
Total future principal payments	811,807
Less: Unamortized debt issuance costs	(9,842)
Total debt	$801,965

Financial Covenants

Some of the Company’s debt instruments contain a number of covenants that restrict the Company’s ability to incur debt in excess of calculated amounts, ability to make distributions under certain circumstances and generally require the Company to maintain certain financial metrics, such as leverage and minimum working capital levels. Failure by the Company to comply with the financial covenants contained in the debt instruments could result from, among other things, changes in its statement of operations, the incurrence of additional debt or changes in general economic conditions.

If the Company breaches the financial covenants contained in the debt instruments, the Company may attempt to negotiate waivers of the breaches or amend the terms of the applicable instruments, however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company.

As of December 31, 2023, the Company was in compliance with all debt covenants, current on all payments and not otherwise in default under any of the Company’s debt instruments.

13.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2023 and January 1, 2023.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the Senior Secured Notes and the property mortgage loans as of December 31, 2023 and January 1, 2023 using a discounted cash flow analysis. The fair value of the other non-current debt is estimated as of December 31, 2023 and January 1, 2023 using a discounted cash flow analysis, except for the Dean Street Loan and the Copenhagen Loan where fair value is estimated to be equal to the current carrying value of each instrument as of December 31, 2023 based on a comparison of each instrument’s contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of December 31, 2023 and January 1, 2023.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2025 and thereafter:

(in thousands)	Carrying Value	Fair Value
December 31, 2023
Senior Secured Notes	$615,718	$597,063
Property mortgage loans	137,099	117,488
Other non-current debt	21,433	21,079
	$774,250	$735,630

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

(in thousands)	Carrying Value	Fair Value
January 1, 2023
Senior Secured Notes	$570,712	$545,362
Property mortgage loans	116,187	113,066
Other non-current debt	10,197	9,647
	$697,096	$668,075

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

Share-Based Compensation

Equity and incentive plans

The Company operates two equity and incentive plan for the benefit of its employees and directors. In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees. In July 2021, the Company established its 2021 Equity and Incentive Plan (the "2021 Plan"). The 2021 Plan allows for grants of nonqualified stock options, SARs, and RSUs, or performance awards. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available is permitted to increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022, subject to approval by the board of directors. As of December 31, 2023, there were 3,812,339 shares available for future awards. The Company granted 1,023,030 new RSUs under the 2021 Plan during the fiscal year ended December 31, 2023.

Modifications of awards made under the plans

In December 2021, the Company granted 506,990 RSUs to certain employees that were scheduled to vest over a month under the 2021 Plan. On January 16, 2022, the vesting schedule of the RSUs was updated from one vesting end date of January 17, 2022 to a graded vesting schedule that vests 25% on each of January 24, January 31, February 7, and February 14, 2022, respectively. The Company accounted for the modification as a Type I modification and no incremental compensation cost was incurred related to the modification.

In September 2022, in conjunction with the departure of an employee, the Company modified the existing awards for this employee to allow continued vesting and issued 365,000 new RSUs under the 2021 Plan to the same former employee. The Company accounted for the modification of existing awards as a Type III modification.

In December 2022, the Company modified the exercise prices for the certain of the outstanding SARs to be $4.00 per share. As a result, the Company accounted for the modification as a Type I modification, resulting in $2.2 million of incremental fair value, of which $1.5 million was recorded immediately.

In August 2023, in conjunction with the anticipated departure of an employee, the Company modified the employee's outstanding SARs under the 2020 Plan and all outstanding RSUs to be accelerated as of the separation date of December 29, 2023. Management deemed the extension of contractual terms for vested SARs and the acceleration of vesting for SARs and RSUs to be a Type I and Type III modification, respectively, which resulted in $2 million of incremental compensation expense to be recognized through the separation date of December 29, 2023.

Awards outstanding under the plans

As of December 31, 2023 and January 1, 2023, there were 2,327,384 and 2,998,865 RSUs outstanding under the 2021 Plan, respectively. As of December 31, 2023 and January 1, 2023, there were 6,498,915 and 5,290,719 SARs outstanding under the 2020 Plan and 2021 Plan, respectively. As of December 31, 2023 and January 1, 2023, there were zero and 146,574 restricted stock awards outstanding under the 2020 Plan, respectively.

Share-based Compensation Expense

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

Share-based compensation during the fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

	For the Fiscal Year Ended
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
SARs	$7,485	$9,425	$15,998
Restricted stock awards (Growth Shares)	1,101	2,285	5,246
RSUs	8,446	12,595	5,416
Type III modification	1,843	1,902	—
Employer-related payroll expense(1)	1,355	1,474	—
Total share-based compensation expense	20,230	27,681	26,660
Tax benefit for share-based compensation expense	—	—	—
Share-based compensation expense, net of tax	$20,230	$27,681	$26,660
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

The weighted-average assumptions used in valuing SARs and restricted stock awards (previously zero granted as Growth Shares) granted during each period are set forth in the following table:

	For the Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Expected average life(1)	1.70 - 5.56 years	3.92 - 6.30 years	3.50 years
Expected volatility(2)	55% - 59%	56%	50 – 55%
Risk-free interest rate(3)	3.54% - 5.01%	3.78 - 4.25%	0.32 – 0.43%
Expected dividend yield(4)	0.00%	0.00%	0.00%
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

The weighted-average grant date fair values for SARs granted during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 were $2.06, zero and $4.43, respectively.

The following table shows a summary of all SARs:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	Number of Shares	Weighted Average Exercise Price Per Share(1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 2, 2022	5,840,483	$12.72	8.61	1,733,089
Granted	—	—
Forfeited (post-IPO conversion)	(549,764)	12.60
Exercised	—	—
Outstanding as of January 1, 2023	5,290,719	$7.49	5.66	$—
Exercisable as of January 1, 2023	4,246,017	7.49	5.13	—
Vested and expected to vest as of January 1, 2023	5,290,719	$7.49	5.66	$—
Granted	3,113,109	5.00
Forfeited (post-IPO conversion)	(108,678)	5.73
Exercised	(802,482)	4.31
Expired	(993,753)	12.55
Outstanding as of December 31, 2023	6,498,915	$5.94	6.88	$13,853,270
Exercisable as of December 31, 2023	4,426,827	5.62	5.88	10,664,618
Vested and expected to vest as of December 31, 2023	6,498,915	$5.94	6.88	$13,853,270

(1) In December 2022, the Company modified the exercise prices for certain outstanding SAR awards to be $4.00 per share. This contributed to the reduction in the weighted average exercise price per share to $7.49.

As of December 31, 2023, total compensation expense not yet recognized related to unvested SARs is approximately $3 million, which is expected to be recognized over a weighted average period of 1.15 years.

The following table shows a summary of all restricted stock awards (previously granted as Growth Shares) granted:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 2, 2022	390,865	$13.28
Vested and not yet released as of January 2, 2022	390,866	13.28
Outstanding as of January 2, 2022	781,731	$13.28
Granted	—	—
Vested	(260,577)	11.26
Forfeited	—	—
Nonvested as of January 1, 2023	130,288	$13.28
Vested and not yet released as of January 1, 2023	16,286	5.19
Outstanding as of January 1, 2023	146,574	$12.38
Granted	—	—
Vested	(130,288)	13.28
Forfeited	—	—
Nonvested as of December 31, 2023	—	$—
Vested and not yet released as of December 31, 2023	—	—
Outstanding as of December 31, 2023	—	$—

As of December 31, 2023, there is no compensation expense not yet recognized related to unvested restricted stock awards (Growth Shares).

The following table shows a summary of all RSUs granted under the 2021 Plan:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	Number of Shares	Weighted Average Grant Date Fair Value(1)
Nonvested as of January 2, 2022	2,622,877	$10.98
Vested and not yet released as of January 2, 2022	—	—
Outstanding as of January 2, 2022	2,622,877	$10.98
Granted	1,535,975	4.79
Vested	(1,975,679)	8.11
Forfeited	—	—
Nonvested as of January 1, 2023	2,183,173	$8.44
Vested and not yet released as of January 1, 2023	815,692	4.76
Outstanding as of January 1, 2023	2,998,865	$7.44
Granted	1,023,030	6.50
Vested	(1,437,153)	7.29
Forfeited	—	—
Nonvested as of December 31, 2023	1,769,050	$8.57
Vested and not yet released as of December 31, 2023	558,334	4.72
Outstanding as of December 31, 2023	2,327,384	$8.57
(1)
The amount of share-based compensation for the RSUs is based on the fair value of our Class A common stock at the grant date.

As of December 31, 2023, total compensation expense not yet recognized related to unvested RSUs under the 2021 Plan is approximately $12 million, which is expected to be recognized over a weighted average period of 1.83 years.
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

On July 19, 2021, all of the outstanding Senior Preference Shares were converted into an aggregate of 15,526,619 shares of Class A common stock of SHCO immediately upon the closing of the IPO.

16.
SHHL C Ordinary Shares

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

On August 23, 2019, the Company issued 4,276,347 SHHL redeemable C ordinary shares to a third party for a total subscription price of $45 million. On the same date, the new investor purchased 475,150 SHHL A ordinary shares directly from Mr. Nick Jones for $5 million; these shares were immediately converted into an equal number of SHHL redeemable C ordinary shares. On November 4, 2019, the Company issued an additional 2,181,507 shares to the same investor for $20 million, resulting in a total of 6,933,004 SHHL redeemable C ordinary shares issued and outstanding as of December 29, 2019. The Company received net proceeds of $63 million and incurred $5 million of share issuance costs in connection with these transactions.

On May 19, 2020, the Company issued an additional 9,502,993 SHHL redeemable C ordinary shares to a different third party for a total subscription price of $100 million, net of discount of $6 million. The Company received net proceeds of $94 million and incurred $1 million of share issuance costs in connection with this issuance. As a result, the Company had 16,435,997 SHHL redeemable C ordinary shares issued and outstanding as of January 3, 2021. The Company recorded the SHHL redeemable C ordinary shares as mezzanine equity as a result of the redemption provision described below.

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

In March 2021, the Company issued 4,751,497 SHHL redeemable C ordinary shares to an unrelated third party under an existing investor option. The Company received net proceeds of $47 million and did not incur any material share issuance costs. The SHHL redeemable C ordinary shares were classified as mezzanine equity due to the existence of certain redemption options. Immediately prior to the IPO, the Company had 21,187,494 SHHL redeemable C ordinary shares issued and outstanding. Redemption of these SHHL redeemable C ordinary shares was not probable as of any period preceding the IPO. On July 19, 2021, all of the outstanding SHHL C ordinary shares were exchanged into an aggregate of 6,592,023 shares of Class A common stock and 10,871,215 shares of Class B common stock of SHCO in connection with the IPO.

On July 19, 2021, all of the outstanding SHHL C ordinary shares were exchanged into an aggregate of 6,592,023 shares of Class A common stock and 10,871,215 shares of Class B common stock of SHCO in connection with the IPO.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

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

Immediately prior to the closing of the IPO, affiliates of The Yucaipa Companies, LLC, and Messrs. Ron Burkle, Nick Jones, and Richard Caring exchanged their SHHL A ordinary shares, SHHL B ordinary shares, SHHL C ordinary shares and SHHL D ordinary shares for 141,500,385 shares of Class B common stock of SHCO having an equivalent value, while the other ordinary shareholders of SHHL exchanged their equity interests for 14,935,193 shares of Class A common stock of SHCO having an equivalent value.

The table below presents changes in each class of the Company’s redeemable preferred shares, ordinary shares and common stock, as applicable:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

				SHHL Ordinary Shares						SHCO Common Stock
	SHHL Redeemable Preferred Shares	SHHL Redeemable C Ordinary Shares		A Ordinary Shares	B Ordinary Shares	C Ordinary Shares	C2 Ordinary Shares	D Ordinary Shares		Class A Common Stock	Class B Common Stock
As of January 3, 2021	10,000,000	16,435,997		166,575,991	4,469,417	1,710,546	3,326,048	2,850,897		—	—
Issuance of senior convertible preference shares (Note 15)	12,970,766	—		—	—	—	—	—		—	—
Issuance of SHHL redeemable C ordinary shares (Note 16)	—	4,751,497		—	—	—	—	—		—	—
SHHL C2 ordinary shares issued in connection with the Cipura Acquisition (Note 3)	—	—		—	—	—	644,828	—		—	—
SHHL C2 ordinary shares issued in connection with the Mandolin Acquisition (Note 3)	—	—	—	—	—	—	92,647	—	—	—	—
SHHL C2 ordinary shares issued in connection with the purchase of Soho Works North America non-controlling interests (Note 3)	—	—	—	—	—	—	3,984,883	—	—	—	—
SHHL C2 ordinary shares issued in connection with the purchase of Scorpios non-controlling interests (Note 3)	—	—	—	—	—	—	572,410	—	—	—	—
SHHL C2 ordinary shares issued in connection with The LINE and Saguaro Acquisition (Note 3)	—	—	—	—	—	—	1,900,599	—	—	—	—
Effect of the Reorganization Transactions (Note 1)	—	(21,187,494)		(166,575,991)	(4,469,417)	(1,710,546)	(10,521,415)	(2,850,897)		14,935,193	141,500,385
Issuance of common stock in connection with initial public offering (Note 1)	—	—		—	—	—	—	—		30,567,918	—
Redemption of the May 2016 preferred shares (Note 15)	(10,000,000)	—		—	—	—	—	—		—	—
Conversion of senior convertible preference shares into Class A common stock (Note 15)	(12,970,766)	—		—	—	—	—	—		15,526,619	—
As of January 2, 2022	—	—	—	—	—	—	—	—		61,029,730	141,500,385

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 2, 2022	61,029,730	141,500,385
Shares repurchased	(8,467,120)	—
Shares issued related to share-based compensation	1,159,987	—
As of January 1, 2023	53,722,597	141,500,385
Shares repurchased	(2,000,000)	—
Shares issued related to share-based compensation	2,019,134	—
As of December 31, 2023	53,741,731	141,500,385

Stock Repurchase Program

On March 18, 2022, the Company’s Board and a relevant sub-committee thereof authorized and approved a stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. Under the stock repurchase program, the Company was authorized to repurchase from time-to-time shares of its outstanding Class A common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depended on a variety of factors, including market conditions as well as corporate and regulatory considerations. The stock repurchase program could be suspended, modified or discontinued at any time, in accordance with relevant and applicable regulatory requirements, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company intends to make all repurchases in accordance with applicable federal securities laws, including Rule of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Under the program, the repurchased shares were returned to the status of authorized, but unissued shares of common stock held in treasury at average cost. During the fiscal year ended January 1, 2023, the Company repurchased a total of 8,467,120 shares of Class A common stock for $50 million including commissions. Because the repurchase plan upper limit of $50 million was met, there was no further stock repurchased under the above plan.

On September 20, 2023, the Company repurchased 2 million shares of its Class A common stock from its Founder and director Nick Jones for $12 million. The privately negotiated transaction was approved by the board of directors. These shares are now held as treasury shares by the Company.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

Loss Per Share

The table below illustrates the reconciliation of the loss and the number of shares used in the calculations of basic and diluted loss per share:

	For the Fiscal Year Ended
(in thousands except share and per share amounts)	December 31, 2023	January 1, 2023	January 2, 2022
Net loss attributable to Soho House & Co Inc.	$(117,953)	$(220,580)	$(265,395)
Less: Cumulative SHHL preferred shares undeclared dividends	—	—	(4,778)
Less: Incremental accretion of SHHL preferred shares to redemption value	—	—	(1,085)
Add: Foreign currency remeasurement of SHHL preferred shares	—	—	666
Less: Non-cash dividends on the SHHL senior convertible preference shares	—	—	(4,335)
Less: Preferred Shares deemed dividend upon conversion	—	—	(51,469)
Adjusted net loss attributable to Class A and Class B common stockholders	(117,953)	(220,580)	(326,396)
Weighted average shares outstanding for basic and diluted loss per share for Class A and Class B common stockholders	195,589,859	199,985,264	173,691,203
Basic and diluted loss per share	$(0.60)	$(1.10)	$(1.88)

The net loss attributable to the Company in calculating basic and diluted loss per share for all periods presented is adjusted for cumulative undeclared dividends on the May 2016 preferred shares. In addition, the net loss attributable to the Company in calculating basic and diluted loss per share for the fiscal year ended January 2, 2022 is adjusted for non-cash dividends on the Senior Preference Shares and the impact of the deemed dividend to the holders of Senior Preference Shares upon their conversion into SHCO Class A common stock.

The loss per share calculations for the fiscal year ended January 2, 2022 exclude additional shares that would be issuable to the holders of SHHL redeemable C ordinary shares in the event of a public listing that resulted in the value of the SHHL redeemable C ordinary shares being less than the investor’s initial subscription price, because the impact of including such additional shares would be anti-dilutive. In addition, the loss per share calculations for the periods presented exclude the impact of unvested Growth Shares (which were exchanged into restricted stock awards in connection with the IPO) because the inclusion of such shares in diluted loss per share would be anti-dilutive.

18.
Commitments and Contingencies

Litigation Matters

The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company’s management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, would have a material adverse effect on the Company’s consolidated financial statements.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

In August 2014, the Company entered into a security arrangement with regard to Raycliff Red LLP’s (a VIE’s) £4 million ($7 million) bank loan to redevelop a property into an overflow location for Shoreditch House hotel rooms in the United Kingdom. In May 2016, the VIE extended the existing loan to £10 million ($15 million) to, inter alia, purchase an adjoining property that was redeveloped as an overflow location for Shoreditch House hotel rooms. In May 2017, the VIE extended the existing loan to £20 million ($26 million). In July 2018, the facility was extended by a further £0.4 million ($0.5 million). The Company has provided security in respect of the loan by granting the lender a charge over its membership interest in the VIE. The security will remain in effect until the VIE’s bank loan is repaid in full to the lender. In October 2019, the VIE entered into a term loan facility agreement with a new lender, the proceeds of which were used to repay the previous bank loan. As of December 31, 2023, the outstanding balance of the VIE’s term loan was £21 million ($27 million). The Company has provided security in respect of the term loan by granting the lender a charge over its membership interest in the VIE. The security will remain in effect until the VIE’s term loan is repaid in full to the lender.

On November 18, 2016, an existing mortgage loan over the Soho House Barcelona property was novated by the VIE to Banca March and extended to a total commitment of €18 million ($19 million). The loan was further refinanced and replaced by Mirador Barcel S.L with an amount of €53.85 million from Aareal Bank AG during 2023.

Capital Commitments

As of December 31, 2023, capital expenditure commitments contracted for but not yet incurred totaled $3 million and were related primarily to site improvement costs for Soho House Sao Paulo and Soho House Portland. As of January 1, 2023, capital expenditure commitments contracted for but not yet incurred totaled less than $1 million and were related primarily to site improvement costs for Soho House West Hollywood, Little Pool House Miami and Soho House Hong Kong.

The Company is not a party to any litigation other than litigation in the ordinary course of business. The Company’s management and legal counsel do not expect that the ultimate outcome of any of its currently ongoing legal proceedings, individually or collectively, will have a material adverse effect on the Company’s unaudited condensed consolidated financial statements.

19.
Defined Contribution Plan

The Company operates a defined contribution pension plan, an occupational plan to which an individual and their employer make contributions. The assets of the plan are held separately from those of the Company in an independently administered fund. The plan charge amounted to $15 million, $12 million, and $9 million in the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. There were no outstanding or prepaid contributions at either the beginning or end of the fiscal years presented in these consolidated financial statements.

20.
Income Taxes

Below are the components of loss before income taxes for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 under the following tax jurisdictions:

	For the Fiscal Year Ended
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Domestic	$(70,787)	$1,734	$(45,312)
Foreign	(35,490)	(216,383)	(222,508)
	$(106,277)	$(214,649)	$(267,820)

The provision for income taxes is as follows:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	For the Fiscal Year Ended
(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Current tax expense
Domestic	$(59)	$2,240	$-
Foreign	11,477	2,654	1,167
Total current	11,418	4,894	1,167
Deferred tax expense (benefit)
Domestic	(690)	690	(891)
Foreign	83	(453)	618
Total deferred	(607)	237	(273)
Total income tax expense (benefit)	$10,811	$5,131	$894

Effective income tax rate	(10%)	(2%)	(0%)

A reconciliation of the US statutory income tax rate to the consolidated effective income tax rate is as follows:

	For the Fiscal Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Benefit at US statutory income tax rate	21%	21%	21%
Permanent differences	(3%)	(2%)	(3%)
Non deductible expenses	(4%)	0%	(3%)
Change in unrecognized tax benefits	(25%)	0%	0%
Movement in valuation allowances	(3%)	(9%)	(15%)
Change in valuation allowance due to remeasurement of deferred taxes	0%	0%	(7%)
Differences in tax rates in other jurisdictions	3%	0%	0%
Change in tax rates	0%	0%	7%
Loss of tax attributes	0%	(13%)	0%
State and local	(1%)	0%	0%
True up	1%	0%	0%
Other	(0%)	1%	0%
Effective income tax rate	(10%)	(2%)	(0%)

The effective income tax rate for the fiscal year ended December 31, 2023 differs from the US statutory rate primarily due to tax charges related to uncertain tax positions, current tax charges in certain jurisdictions where the Company's utilization of its tax attributes are limited, and current period losses in certain jurisdictions that require a valuation allowance.

The effective income tax rate for fiscal years ended January 1, 2023 and January 2, 2022 are primarily due to current period losses in certain jurisdictions that require a valuation allowance. In the UK, non-trading losses of $29 million in 2023 and $2 million in 2022 have been extinguished due to rules which limit existence of losses subsequent to a change of control. This has resulted in a loss of tax attributes in the period.

Deferred Income Taxes

Deferred tax assets and liabilities consist of the following:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	As of
(in thousands)	December 31, 2023	January 1, 2023
Deferred tax assets
Property and equipment, net	$35,077	$26,858
Other short term differences	31,059	54,497
Lease liability	329,162	304,717
Interest limitation carryforward	55,223	66,866
Tax losses	104,214	110,201
Total gross deferred tax assets	554,735	563,139
Valuation allowance	(187,743)	(216,114)
Total deferred tax assets	$366,992	$347,025
Deferred tax liabilities
Property and equipment, net	$(29,136)	$(23,357)
Intangible assets	(13,735)	(13,093)
Right of use asset	(323,744)	(310,956)
Other	(1,147)	(990)
Total gross deferred tax liabilities	(367,762)	(348,396)
Total net deferred tax liabilities	$(770)	$(1,371)

Total net deferred taxes are classified as follows:

	As of
(in thousands)	December 31, 2023	January 1, 2023
Non-current deferred tax assets	$740	$295
Non-current deferred tax liabilities	(1,510)	(1,666)
	$(770)	$(1,371)

As of December 31, 2023, deferred tax assets related to tax losses were $104 million and interest limitation carryforwards were $55 million which can be used to offset future taxable income. This includes $68 million of net operating losses, or "NOLs", and $47 million of interest limitation carryforwards in the US; $7 million of tax losses and $8 million of interest carryforwards in the UK and $11 million tax losses in Hong Kong.

As of December 31, 2023, the gross NOLs and interest limitation carryforwards generated in the US of $221 million and $176 million will not expire. US federal and state NOL carryforwards of $46 million and $250 million will expire, if not utilized, in 2032 to 2036 and in 2027 to 2038, respectively. Deferred tax assets related to the gross tax losses and interest carryforwards in the UK of $29 million and $32 million, respectively, as well as the tax losses in Hong Kong of $67 million will not expire.

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

During the fiscal year ended December 31, 2023, the valuation allowance for deferred tax assets decreased by $28 million. This decrease mainly related to certain UK attributes which are no longer available. Of the decrease in valuation allowance of $28 million, $0.5 million was as a result of foreign exchange translation impact.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

As of December 31, 2023, the Company had $108 million (January 1, 2023: $102 million; January 2, 2022: $54 million), $49 million (January 1, 2023: $90 million; January 2, 2022: $104 million), $12 million (January 1, 2023: $9 million; January 2, 2022: $8 million), and $18 million (January 1, 2023: $15 million; January 2, 2022: $8 million) in valuation allowances against the net US, UK, Hong Kong, and the rest of the world deferred tax assets, respectively.

A portion of the Company's US deferred tax assets relates to net operating losses, the use of which may not be available as a result of limitations under Section 382 of the US tax code. With respect to the US net operating losses, it is not practical to determine if such losses would be utilized based on Management's future projected taxable income.

As of December 31, 2023, the Company had no undistributed earnings on which to provide tax. In the event the Company's subsidiaries become profitable, distributions are likely not to accrue additional taxes due to both the US and UK dividends received exemption regimes.

Impact of Global Intangible Low Taxed Income Provisions (United States)

The Company is subject to the US Global Intangible Low Taxed Income (GILTI) provisions which require US groups to include in taxable income certain earnings of their foreign controlled corporations. This provision did not impact the Company in the current year since these foreign controlled corporations generated an overall loss which has no impact on US taxable income. We have elected to treat any potential GILTI inclusions as a period cost.

Uncertain Tax Positions

The Company recognizes tax liabilities when, despite its belief that its tax return positions are supportable, management believes that certain positions may not be fully sustained upon review by tax authorities. Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more likely than not recognition threshold. Where the Company has determined that its tax return filing position does not satisfy the more-likely-than-not recognition threshold, the Company has recorded $46 million (January 1, 2023: $16 million; January 2, 2022: $16 million) of uncertain tax benefits.

The ongoing assessments of the more-likely-than-not outcomes of uncertain tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact its operating results. It is reasonably possible that the amount of uncertain tax positions could significantly change within the next 12 months. The Company has ongoing income tax audits in various jurisdictions and evaluates uncertain tax provisions that may be challenged by local tax authorities and not fully sustained. These uncertain tax positions are reviewed on an ongoing basis and adjusted in light of facts and circumstances including progression of tax audits, developments in case law and closing of statute of limitations. As of December 31, 2023, the Company is not able to estimate the range by which these potential events could impact the uncertain tax benefits recorded within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Balance at beginning of year	$15,841	$15,129	$11,293
Additions related to the current year	11,917	5,359	3,948
Additions related to the prior years	17,899	-	-
Reductions related to prior year positions	(95)	-	-
Reductions due to expiry of state of limitations	(176)	(3,014)	(3,822)
Change in tax rate	-	-	3,566
Foreign exchange	1,503	(1,633)	144
Balance at end of year	$46,889	$15,841	$15,129

Unrecognized tax benefits increased by $31,048 during the fiscal year ended December 31, 2023 (fiscal year ended January 1, 2023: $712). During fiscal year ended December 31, 2023, the net increase of $31,048 was primarily driven by a rebalancing of intercompany pricing throughout the Group. In fiscal year ended January 1, 2023, the net increase of $712 was driven by the treatment of Group costs in foreign companies.

During the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, the Company did not recognize any interest and penalties associated with its unrecognized tax benefits in its consolidated statements of operations. As of December 31, 2023, if

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

recognized, $6 million of its unrecognized tax benefits would impact the Company’s effective tax rate, the remaining balance is recognized against deferred tax assets and as a result of valuation allowances would not impact the Company's effective tax rate.

In the UK, US and Greece, the earliest tax years that remain subject to examination by the tax authorities are 2019, 2018, and 2017, respectively. To the extent US tax attributes generated in closed years are carried forward into years that are open to examination, they may be subject to adjustment in audit.

The Inflation Reduction Act (the “IRA”) was enacted in August 2022, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. The Company analyzed the impact of the IRA and the excise tax did not have a material impact on our business, financial condition, and results of operations for fiscal year ended December 31, 2023. The Company will continue to monitor this going forward.

The European Union's Pillar Two Directive has been adopted by the EU member states as well as the UK, and various other territories the Company operates in, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries, including those within the European Union. The Company will continue to monitor regulatory developments to assess potential impacts to the Company.

21.
Segments

The Company’s core operations comprise of Houses and restaurants across a number of territories, which are managed on a geographical basis. There is a segment managing director for each of the UK, North America, and Europe and Rest of the World (“RoW”) who is responsible for Houses, hotels and restaurants in that region. Each operating segment manager reports directly to the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer combined. In addition to Houses and restaurants, the Company offers other products and services, such as retail, home & beauty products and services, which comprise its Retail operating segment; access to Soho Works collaboration spaces across the UK and North America, which comprise its Soho Works operating segment; and memberships for people who live in cities where physical Houses do not exist, which comprise its Cities Without Houses operating segment. The Retail, Soho Works, and Cities Without Houses operating segments also have segment managers which report directly to the CODM and are managed separately from the Houses and hotels in each region.

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

The Company manages and assesses the performance of the reportable segments by Reportable segments EBITDA, which is defined as net income (loss) before depreciation and amortization, interest expense, net, provision (benefit) for income taxes,

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

adjusted to take account of the impact of certain non-cash and other items that the Company does not consider in its evaluation of ongoing operating performance. These other items include, but are not limited to, loss (gain) on sale of property and other, net, share of loss (profit) of equity method investments, foreign exchange, pre-opening expenses, non-cash rent, deferred registration fees, net, share of equity method investments EBITDA, share-based compensation expense and certain other expenses.

The following tables present disaggregated revenue for the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

	For the Fiscal Year Ended December 31, 2023
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$177,267	$104,387	$45,648	$327,302	$46,914	$374,216
In-House revenues	203,083	182,363	122,359	507,805	—	507,805
Other revenues	76,066	71,451	43,982	191,499	114,185	305,684
Total segment revenue	456,416	358,201	211,989	1,026,606	161,099	1,187,705
Elimination of equity accounted revenue	(15,411)	(7,686)	(28,729)	(51,826)	—	(51,826)
Consolidated revenue	$441,005	$350,515	$183,260	$974,780	$161,099	$1,135,879

	For the Fiscal Year Ended January 1, 2023
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Membership revenues	$139,636	$76,603	$31,485	$247,724	$35,955	$283,679
In-House revenues	193,749	166,016	87,866	$447,631	—	447,631
Other revenues	70,658	65,010	38,408	174,076	112,102	286,178
Total segment revenue	404,043	307,629	157,759	869,431	148,057	1,017,488
Elimination of equity accounted revenue	(14,919)	(7,700)	(22,655)	(45,274)	—	(45,274)
Consolidated revenue	$389,124	$299,929	$135,104	$824,157	$148,057	$972,214

	For the Fiscal Year Ended January 2, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$94,746	$59,722	$22,074	$176,542	$21,539	$198,081
In-House revenues	103,289	88,987	35,567	227,843	—	227,843
Other revenues	42,111	30,878	22,778	95,767	70,885	166,652
Total segment revenue	240,146	179,587	80,419	500,152	92,424	592,576
Elimination of equity accounted revenue	(13,438)	(6,088)	(12,496)	(32,022)	—	(32,022)
Consolidated revenue	$226,708	$173,499	$67,923	$468,130	$92,424	$560,554

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	For the Fiscal Year Ended December 31, 2023
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$441,005	$350,515	$183,260	$974,780	$161,099	$1,135,879
Total segment operating expenses	(366,328)	(232,632)	(177,154)	(776,114)	(170,967)	(947,081)
Share of equity method investments EBITDA	3,036	1,239	5,044	9,319	—	9,319
Reportable segments EBITDA	77,706	119,122	11,150	207,985	(9,868)	198,117
Unallocated corporate overhead						(38,576)
Consolidated Segmental EBITDA						159,541
Depreciation and amortization						(111,403)
Interest expense, net						(84,136)
Income tax expense						(10,811)
Gain (loss) on sale of property and other, net						(1,038)
Share of income of equity method investments						1,900
Foreign exchange						36,196
Pre-opening expenses						(18,604)
Non-cash rent(1)						(7,621)
Deferred registration fees, net						1,855
Share of equity method investments EBITDA						(9,319)
Share-based compensation expense						(20,230)
Loss on impairment of long-lived assets(2)						(47,455)
Other expenses, net(3)						(5,963)
Net loss						$(117,088)
(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.
(2)
During fiscal 2023, the Company recognized $47 million of impairment losses on long-lived assets (comprised of $33 million in respect of Operating lease assets and $14 million of Property and equipment, net), of which $37 million is in respect of Soho Works North America.
(3)
In November 2023, the Company entered into a 10-year licensing agreement with a third party to manufacture and distribute the Company’s Cowshed brand, commencing January 1, 2024. This agreement has restricted the Company’s ability to sell certain inventories it acquired prior to entering into the agreement. As such, the Company has provided in full for the $5 million of inventory it is unable to recover as a result of the entering into the agreement. This is presented within other, net in the consolidated statement of operations for Fiscal 2023.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	For the Fiscal Year Ended January 1, 2023
(in thousands)	North America	UK	Europe & ROW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$389,124	$299,929	$135,104	$824,157	$148,057	$972,214
Total segment operating expenses	(318,375)	(238,733)	(127,702)	(684,810)	(161,582)	(846,392)
Share of equity method investments EBITDA	2,610	1,142	3,825	7,577	-	7,577
Reportable segments EBITDA	73,359	62,338	11,227	146,924	(13,525)	133,399
Unallocated corporate overhead						(43,522)
Consolidated Segmental EBITDA						89,877
Depreciation and amortization						(99,930)
Interest expense, net						(71,499)
Income tax expense						(5,131)
Gain on sale of property and other, net						390
Share of loss of equity method investments						3,941
Foreign exchange						(69,600)
Pre-opening expenses						(14,081)
Non-cash rent (1)						(7,877)
Deferred registration fees, net						(924)
Share of equity method investments EBITDA						(7,577)
Share-based compensation expense(2)						(22,675)
Other expenses, net(2)						(14,694)
Net loss						$(219,780)
(1)
Includes the effect of a prior-period error correction related to the correction of the estimation of the historical operating lease liabilities. The error resulted in the overstatement of operating lease expenses, with a cumulative impact of $5 million for Fiscal 2021. The correction of this cumulative error is presented within In-House operating expenses in the consolidated statement of operations for Fiscal 2022.
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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	For the Fiscal Year Ended January 2, 2022
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$226,708	$173,499	$67,923	$468,130	$92,424	$560,554
Total segment operating expenses	(183,051)	(145,293)	(64,686)	(393,030)	(114,705)	(507,735)
Share of equity method investments EBITDA	2,289	760	1,613	4,662	-	4,662
Reportable segments EBITDA	45,946	28,966	4,850	79,762	(22,281)	57,481
Unallocated corporate overhead						(40,741)
Consolidated Segmental EBITDA						16,740
Depreciation and amortization						(83,613)
Interest expense, net						(84,382)
Income tax benefit						(894)
Gain on sale of property and other, net						6,837
Share of loss of equity method investments						(2,249)
Foreign exchange (1)						(25,541)
Pre-opening expenses						(21,294)
Non-cash rent						(12,651)
Deferred registration fees, net						(4,463)
Share of equity method investments EBITDA						(4,662)
Share-based compensation expense						(26,660)
Other expenses, net						(25,882)
Net loss						$(268,714)

(1) Includes the effect of a prior-period error correction. The error relates to the correction of a consolidating adjustment for foreign currency transaction gains of $13 million in the fiscal year ended January 3, 2021 and $4 million in the fiscal year ended December 29, 2019. The correction of this error is presented within other in the consolidated statement of operations for the fiscal year ended January 2, 2022 and within foreign currency translation adjustment in the consolidated statement of comprehensive loss for the fiscal year ended January 2, 2022.

going conc

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of December 31, 2023 and January 1, 2023. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	December 31, 2023	January 1, 2023
Long-lived assets by geography
North America	$877,071	$901,505
United Kingdom	556,628	509,221
Europe	317,502	297,247
Asia	47,694	46,236
Total long-lived assets	$1,798,895	$1,754,209

Following the Company's impairment review in fiscal 2023, the Company recognized $47 million of impairment losses on long-lived assets comprised of $33 million in respect of Operating lease assets and $14 million of Property and equipment, net. The long-lived assets presented by geography above include $39 million, $6 million and $2 million of impairment losses in North America, United Kingdom and Asia, respectively.

22.
Related Party Transactions

The amounts owed by (to) equity method investees due within one year are as follows:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

	As of
(in thousands)	December 31, 2023	January 1, 2023
Soho House Toronto Partnership	$608	$1,015
Raycliff Red LLP	(5,669)	(4,169)
Mirador Barcel S.L.	(784)	(499)
Little Beach House Barcelona S.L.	(406)	(313)
Mimea XXI S.L.	715	477
	$(5,536)	$(3,489)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Through Soho Works 875 Washington, LLC, we are a party to a property lease agreement dated April 19, 2019, for 875 Washington Street, New York with 875 Washington Street Owner, LLC, an affiliate of Raycliff Capital, LLC controlled by a member of the SHCO board of directors. The handover of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years until March 31, 2036, with further options to extend. The total operating lease right-of-use asset and liability associated with this property were $35 million and $54 million, respectively, as of December 31, 2023 and $44 million and $56 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $6 million, $5 million and $nil million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 25 years until March 31, 2040. The operating right-of-use asset and liability associated with this lease are $13 million and $21 million as of December 31, 2023, respectively, and $17 million and $21 million as of January 1, 2023, respectively. Rent expense associated with this lease totaled $2 million, $2 million and $3 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019, for 137 Ludlow Street, New York with 137 Ludlow Gardens LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $15 million, respectively, as of December 31, 2023 and $8 million and $15 million, respectively, as of January 1, 2023. The rent expense associated with this lease was $2 million, $1 million and $1 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

The Company leases the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The operating lease right-of-use asset and liability associated with this lease were $64 million and $68 million, respectively, as of December 31, 2023 and $65 million and $69 million, respectively, as of January 1, 2023. The receivable recognized by Soho House is $1 million and less than $1 million for fiscal years ended December 31, 2023 and January 1, 2023 respectively. The rent expense associated with this lease $6 million, $5 million and $1 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of SHCO. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $22 million and $22 million, respectively, as of December 31, 2023 and $21 million and $22 million, respectively, as of January 1, 2023. The rent expense associated with this lease $3 million, $3 million and $2 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of The Yucaipa Companies LLC, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $6 million and $7 million, respectively, as of December 31, 2023 and $7 million and $7 million, respectively as of January 1, 2023. The rent expense associated with this lease $1 million, $1 million and $0 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

The Company leases a property located at 900 Campagna Lane, Kenwood, California from Kenwood Ranch, LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has lead to a receivable balance of less than $1 million for both fiscal years ended December 31, 2023 and January 1, 2023.

The Company leases a property located at 27984 Highway 189, Lake Arrowhead, California from RLAHI, LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has lead to a receivable balance of less than $1 million for both fiscal years ended December 31, 2023 and January 1, 2023.

The Company leases a property from GHPSI, LLC, an affiliate of The Yucaipa Companies, LLC, in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $14 million and $14 million, respectively, as of December 31, 2023 and $14 million and $14 million, respectively, as of January 1, 2023. The receivable due to Soho House associated with this lease was $1 million in both fiscal years ended December 31, 2023, and January 1, 2023. The rent expense associated with this lease was $2 million and $1 million during the fiscal years ended December 31, 2023, and January 1, 2023, respectively.

The Company leases the Soho House Stockholm property located at Majorsgatan 5, Stockholm, Sweden from Majorsbolaget AB, an affiliate of The Yucaipa Companies LLC, until October 2023 when ownership was transferred to a third party. This lease commenced on December 8, 2022. This lease runs for a term of 15 years. The operating lease right-of-use asset and liability associated with this lease were $29 million and $30 million, respectively, as of December 31, 2023 and $28 million and $28 million, respectively, as of January 1, 2023. The receivable associated with this lease was $3 million and $1 million during the fiscal years ended December 31, 2023, and January 1, 2023, respectively. The accrued income balance associated with this lease was $nil million and $2 million for fiscal years ended December 31, 2023, and January 1, 2023, respectively. The rent expense associated with this lease was $3 million and less than $1 million during the fiscal years ended December 31, 2023, and January 1, 2023, respectively.

Ned-Soho House, LLP recognized management fees, development fees and cost reimbursements from The Ned totaling a receivable of $3 million and $2 million and a payable of $2 million and $1 million for both fiscal years ended December 31, 2023 and January 1, 2023, respectively. Ned-Soho House, LLP also recognized a receivable relating to retail related revenue from Soho House brands for $2 million and $1 million for fiscal years ended December 31, 2023 and January 1, 2023 and a payable for less than $1 million for both fiscal years ended December 31, 2023 and January 1, 2023. The accrued revenue balance for Ned-Soho House LLP associated with the fees was $7 million and $3 million for the fiscal years ended December 31, 2023 and January 1, 2023. The revenue recognized from the management fees, development fees and cost reimbursements was $4 million, $4 million and $1 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. The revenue recognized from the retail related services was less than $1 million during both the fiscal years ended December 31, 2023 and January 1, 2023.

The Company recognized management fee income from an affiliate of The Yucaipa Companies LLC related to the operations of The Ned New York, which opened in June 2022, leading to a receivable of totaling $4 million and less than $1 million for the fiscal years ended December 31, 2023 and January 1, 2023, respectively. The fees totalled $2 million and $1 million during the fiscal years ended December 31, 2023 and January 1, 2023, respectively. The Company recognized management fees and cost reimbursements from affiliates of the Company related to the operations of The Ned Doha, which opened in November 2022, leading to a receivable balance totaling $2 million and $3 million for the fiscal years ended December 31, 2023 and January 1, 2023, respectively and an accrued revenue balance of $1 million and less than $1 million for the fiscal years ended December 31, 2023 and January 1, 2023, respectively. The fees totaled $1 million and less than $1 million during the fiscal years ended December 31, 2023 and January 1, 2023, respectively.

The Company recognized management fees under our hotel management contract for the operation of The LINE and Saguaro hotels from the owners of such properties, including certain affiliates of The Yucaipa Companies LLC. These fees lead to a receivable of $6 million and $3 million for the fiscal years ended December 31, 2023 and January 1, 2023. The fees also lead to an accrued revenue balance of $2 million and $3 million for the fiscal years ended December 31, 2023 and January 1, 2023. The fees, recorded under Other Revenue, amounted to $8 million, $8 million and $2 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

The Company recognized management fees under our studio, hotel and restaurant management contract for the operation of Redchurch Street studio space, hotel and Cecconi's from an affiliate of Raycliff Capital, LLC which is controlled by a member of the SHCO board of directors. These fees amounted to less than $1 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 31, 2023, January 1, 2023, and January 2, 2022

Fees from the provision of Soho House Design services were recognized from affiliates of the Company lead to a receivable totaling $1 million for both fiscal years ended December 31, 2023 and January 1, 2023. The fees received from affiliates totalled $1 million, $15 million and $1 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Costs incurred on behalf of affiliates of the Company in connection to the provision of Soho House Design services totaled less than $1 million, $4 million and less than $1 million during the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively.

In September 2023, the Company repurchased 2,000,000 shares of its Class A common stock from its Founder and director Nick Jones in a privately negotiated transaction for $12 million. These shares are held by the Company as Treasury shares by the Company.

In return for arranging, and providing financial and transaction advisory services in connection with, the issuance of the Senior Secured Notes and the Senior Preference Shares as described in Note 15, SHHL Redeemable Preferred Shares, respectively, an affiliate of Yucaipa Companies LLC recognized a fee in an aggregate amount of $10 million pursuant to a fee letter arrangement with the Company dated March 23, 2021.

In return for its role as sponsor in connection with our IPO, an affiliate of Yucaipa Companies LLC recognized a fee of $9 million pursuant to a fee letter arrangement with the Company dated July 19, 2021. The fee, which has been paid in full, has been recognized as a reduction of additional paid in capital.

As part of the reorganization of Soho Restaurants Limited in August 2020, various notes payable and receivable held by Soho Restaurants Limited were acquired, settled, or, in some cases, forgiven. A total of $1 million was recharged to Soho Restaurants Limited and Quentin Partners under these agreements during the fiscal years ended January 2, 2022. Refer to Note 3, Acquisitions, for information on the related party relationships with Soho Restaurants Limited and Quentin Partners.

23. Subsequent Events

Soho Works Limited Loan
In 2017, Soho Works Limited ("SWL") entered into a term loan facility agreement for a £40 million term loan facility. The SWL loan bears interest at 7% and originally matured on September 29, 2022. Since this date it has been subject to annual extensions. Most recently in February 2024 this loan was extended by a further 12 months from the prior extension in March 2023 to September 29, 2025.

Share issuances and grants of share awards

Between January and March 2024, the Company issued a total of 431,831 shares of Class A common stock as a result of RSU awards vesting and SAR exercises.

In January 2024, the Company granted 148,212 RSU awards.

Share buyback

On February 9, 2024, the Company announced that the Board had approved a new $50 million share repurchase authorization.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework.

Evaluation of Disclosure Controls and Procedures

Management have concluded that as of December 31, 2023 our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, management believes that our internal control over financial reporting was ineffective as of December 31, 2023 because of the identification of two material weaknesses identified in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements; and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls, were either not designed and in place, or not operating effectively. These material weaknesses resulted in adjustments to our financial statements and included lease accounting, income tax accounting, impairment of long-lived assets accounting, related party transactions and disclosures and balance sheet reclassifications during the course of the audit process.

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

Remediation Status of our Material Weaknesses

During Fiscal 2023, the Company has continued with its formal plan to remediate the identified material weaknesses, and continues to monitor progress within its internal control working group, comprised of senior representatives from the Company’s finance and IT teams and a third-party internal audit services provider. The Company also formally updates its Audit Committee on a quarterly basis with progress against the plan.

During fiscal 2023, the Company has continued its program of internal control testing, supported by internal and external testing teams. Where controls were found not to be designed, implemented or operating effectively, the Company has implemented formal remediation plans and a program to subsequently re-test to validate effectiveness. Where manual controls are deemed inadequate, for example because of the volume of transactions, technological solutions are being developed and implemented as part of the remediation plan. Other remediation measures include enhancing the Company’s internal accounting policy and procedure written guidance for finance function employees, Group led reviews of critical accounting estimates and judgments made in the Company’s segments, hiring additional employees with significant GAAP knowledge and experience, hiring dedicated internal controls employees communicating roles and responsibilities to all personnel involved with or having an impact on the financial reporting function, providing the necessary training to personnel and building internal control knowledge and enhancing the Company's existing financial and operational systems.

As part of its internal control program, the Company’s IT team continues to focus on the implementation of new enterprise systems to support control remediation. The Company’s IT team has continued with its remediation plans for user access and segregation of duties in the Company's teams.

The Company has implemented several company wide accounting policies and application guidance and procedures and will continue this in fiscal 2024. Whilst progress has been made since Fiscal 2022 with respect to remediation of the identified material weaknesses, a number of key internal control remediations remain ongoing during fiscal 2024 and will require full re-testing to validate their effectiveness and support full remediation of our identified material weaknesses. Management is committed to implementing measures to help ensure the control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Changes in Internal Control over Financial Reporting

Other than the changes the Company has made to its internal control over financial reporting as a direct result of the implementation of the remediation plan described above, there were no other material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company is still finalizing the remediation of certain controls deemed to be ineffective and therefore there are likely to be further changes to the control environment as we continue to make progress in addressing material weaknesses and other deficiencies identified.

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

Item 9B. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023. Any Rule 10b5-1 trading arrangements entered into will be in accordance with our Insider Trading Policy and any actual sale transactions made pursuant to such trading arrangements would be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

During fiscal year 2023, the Company adopted a Dodd-Frank Clawback Policy (refer to Exhibit 97.1) to comply with SEC and NYSE listing rules. Under that policy, the Company is required in certain situations to recoup incentive compensation paid or payable to certain current or former executive officers of the Company, including the named executive officers, in the event of an accounting restatement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2023.

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

3.1	Amended and Restated Certificate of Incorporation of Soho House & Co Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2023).
3.2	Amended and Restated Bylaws of Soho House & Co Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2023).
3.3

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

3.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).
4.1	Form of Share Certificate for Class A common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).
4.2	Form of Note (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).
4.3

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Company's Annual Report filed with the SEC on March 16, 2022).

10.1+	Employment Agreement of Nick Jones (incorporated by reference to Exhibit 10.1.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
10.2+	Employment Agreement of Andrew Carnie (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
10.3*	Employment Agreement of Thomas Allen, dated September 29, 2022
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

10.6+

Soho House & Co, Inc. 2021 Equity and Incentive Plan Form of Restricted Stock Unit Award Agreement (Executive Officer) (incorporated by reference to Exhibit 10.4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).

10.7+

Soho House & Co, Inc. 2021 Equity and Incentive Plan Form of Restricted Stock Unit Award Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).

10.8+

Soho House & Co, Inc. 2021 Equity and Incentive Plan Form of Restricted Stock Award Agreement (Growth Share Replacement Awards) (incorporated by reference to Exhibit 10.4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).

10.9+	Soho House * Co Inc. 2021 Equity and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
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

10.17*

Amendment to the £40 million Facility Agreement, dated March 15, 2024, between Soho Works Limited and the Issuers thereto, Mark Wadhwa, Timothy Joicey Robinson, Marshall Street Regeneration Limited, The Vinyl Factory Limited, Fineyork Limited, Brighton Seafront Regeneration Limited and Vinyl Factory Torstrasse 1 Berlin S.à.r.l.

10.18	Employment Agreement of Tom Collins (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2023)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
23.1*	Consent of BDO LLP, independent registered public accounting firm
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Soho House & Co Inc. Policy on Recoupment of Incentive Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Soho House & Co Inc.

Date: March 18, 2024	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: March 18, 2024	By:	/s/ Thomas Allen
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

Name	Title	Date
Chief Executive Officer
/s/ Andrew Carnie	(Principal Executive Officer)	March 18, 2024
Andrew Carnie
Chief Financial Officer
/s/ Thomas Allen	(Principal Financial and Accounting Officer)	March 18, 2024
Thomas Allen

/s/ Ronald Burkle	Executive Chairman and Director	March 18, 2024
Ronald Burkle

/s/ Nick Jones	Founder and Director	March 18, 2024
Nick Jones

/s/ Nicole Avant	Director	March 18, 2024
Nicole Avant

/s/ Richard Caring	Director	March 18, 2024
Richard Caring

/s/ Alice Delahunt	Director	March 18, 2024
Alice Delahunt

/s/ Mark Ein	Director	March 18, 2024
Mark Ein

/s/ Joe Hage	Director	March 18, 2024
Joe Hage

/s/ Yusef D. Jackson	Director	March 18, 2024
Yusef D. Jackson

/s/ Andrew Sasson	Director	March 18, 2024
Andrew Sasson

/s/ Ben Schwerin	Director	March 18, 2024
Ben Schwerin

/s/ Bippy Siegal	Director	March 18, 2024
Bippy Siegal

/s/ Her Excellency Sheikha Al Mayassa Bint Hamad Al-Thani	Director	March 18, 2024
Her Excellency Sheikha Al Mayassa Bint Hamad Al-Thani

/s/ Dasha Zhukova	Director	March 18, 2024
Dasha Zhukova