Form 10-Q
period 2024-03-31
Soho House & Co Inc.
filed 2024-05-10
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 196,424,707 shares outstanding, comprised of 54,924,322 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2024 (Unaudited) and December 31, 2023

	As of
(in thousands, except for par value and share data)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$142,320	$161,656
Restricted cash	2,236	1,951
Accounts receivable, net	58,926	58,158
Inventories	62,137	60,768
Prepaid expenses and other current assets	138,247	112,512
Total current assets	403,866	395,045
Property and equipment, net	617,465	627,035
Operating lease assets	1,147,753	1,150,165
Goodwill	204,150	206,285
Other intangible assets, net	125,363	127,240
Equity method investments	21,775	21,695
Deferred tax assets	733	740
Other non-current assets	2,518	9,597
Total non-current assets	2,119,757	2,142,757
Total assets	$2,523,623	$2,537,802
Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$86,482	$70,316
Accrued liabilities	87,941	84,815
Current portion of deferred revenue	114,415	117,129
Indirect and employee taxes payable	30,349	38,169
Current portion of debt, net of debt issuance costs	34,184	29,290
Current portion of operating lease liabilities - sites trading less than one year	947	1,721
Current portion of operating lease liabilities - sites trading more than one year	50,057	49,436
Other current liabilities	42,439	33,633
Total current liabilities	446,814	424,509
Debt, net of current portion and debt issuance costs	637,519	635,576
Property mortgage loans, net of debt issuance costs	137,170	137,099
Operating lease liabilities, net of current portion - sites trading less than one year	65,279	68,762
Operating lease liabilities, net of current portion - sites trading more than one year	1,235,405	1,234,140
Finance lease liabilities	77,920	78,481
Financing obligation	76,717	76,624
Deferred revenue, net of current portion	25,195	25,787
Deferred tax liabilities	1,776	1,510
Other non-current liabilities	5,222	5,941
Total non-current liabilities	2,262,203	2,263,920
Total liabilities	2,709,017	2,688,429
Commitments and contingencies (Note 15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2024 (Unaudited) and December 31, 2023

	As of
(in thousands, except for par value and share data)	March 31, 2024	December 31, 2023
Shareholders’ deficit
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 65,272,905 shares issued and 54,805,785 outstanding as of March 31, 2024 and 64,208,851 shares issued and 53,741,731 outstanding as of December 31, 2023; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	2,068	2,057
Additional paid-in capital	1,239,266	1,231,941
Accumulated deficit	(1,406,405)	(1,360,365)
Accumulated other comprehensive income	34,088	30,000
Treasury stock, at cost; 10,467,120 shares as of March 31, 2024 and December 31, 2023.	(62,000)	(62,000)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(192,983)	(158,367)
Noncontrolling interest	7,589	7,740
Total shareholders’ deficit	(185,394)	(150,627)
Total liabilities and shareholders’ deficit	$2,523,623	$2,537,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 Weeks Ended March 31, 2024 and April 2, 2023

	For the 13 Weeks Ended
(in thousands, except for per share data)	March 31, 2024	April 2, 2023
Revenues
Membership revenues	$100,191	$83,248
In-House revenues	110,401	116,078
Other revenues	52,554	55,883
Total revenues	263,146	255,209
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $14,997 and $14,323 for the 13 weeks ended March 31, 2024 and April 2, 2023, respectively)	(151,629)	(143,972)
Other operating expenses (exclusive of depreciation and amortization of $6,716 and $6,715 for the 13 weeks ended March 31, 2024 and April 2, 2023, respectively)	(53,967)	(56,381)
General and administrative expenses (exclusive of depreciation and amortization of $4,031 and $3,426 for the 13 weeks ended March 31, 2024 and April 2, 2023, respectively)	(34,372)	(30,574)
Pre-opening expenses	(5,754)	(4,994)
Depreciation and amortization	(25,744)	(24,464)
Share-based compensation	(8,039)	(5,846)
Foreign exchange gain (loss), net	(5,481)	13,013
Other, net	(3,243)	(1,029)
Total operating expenses	(288,229)	(254,247)
Operating income (loss)	(25,083)	962
Other (expense) income
Interest expense, net	(21,199)	(18,701)
Gain (loss) on sale of property and other, net	65	681
Share of income (loss) of equity method investments	377	871
Total other expense, net	(20,757)	(17,149)
Income (loss) before income taxes	(45,840)	(16,187)
Income tax (expense) benefit	(499)	171
Net income (loss)	(46,339)	(16,016)
Net income (loss) attributable to noncontrolling interests	299	64
Net income (loss) attributable to Soho House & Co Inc.	$(46,040)	$(15,952)
Net income (loss) per share attributable to Class A and Class B common stock
Basic and diluted (Note 14)	$(0.24)	$(0.08)
Weighted average shares outstanding
Basic and diluted (Note 14)	195,711	195,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the 13 Weeks Ended March 31, 2024 and April 2, 2023

	For the 13 Weeks Ended
(in thousands)	March 31, 2024	April 2, 2023
Net income (loss)	$(46,339)	$(16,016)
Other comprehensive income (loss)
Foreign currency translation adjustment	4,236	(7,033)
Comprehensive loss	(42,103)	(23,049)
Income attributable to noncontrolling interest	299	64
Foreign currency translation adjustment attributable to non-controlling interest	(148)	8
Total comprehensive income (loss) attributable to Soho House & Co Inc.	$(41,952)	$(22,977)

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

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 Weeks Ended March 31, 2024

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders’ Deficit

As of December 31, 2023	$2,057	$1,231,941	$(1,360,365)	$30,000	$(62,000)	$(158,367)	$7,740	$(150,627)
Net income (loss)	—	—	(46,040)	—	—	(46,040)	(299)	(46,339)
Distributions to noncontrolling interests (Note 3)	—	—	—	—	—	—	—	—
Non-cash share-based compensation (Note 13)	11	7,325	—	—	—	7,336	—	7,336
Net change in cumulative translation adjustment	—	—	—	4,088	—	4,088	148	4,236
As of March 31, 2024	$2,068	$1,239,266	$(1,406,405)	$34,088	$(62,000)	$(192,983)	$7,589	$(185,394)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 13 Weeks Ended March 31, 2024 and April 2, 2023

	For the 13 Weeks Ended
(in thousands)	March 31, 2024	April 2, 2023
Cash flows from operating activities
Net income (loss)	$(46,339)	$(16,016)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,744	24,464
Non-cash share-based compensation (Note 13)	7,336	5,677
Deferred tax expense (benefit)	(393)	(683)
Gain (loss) on sale of property and other, net	(65)	(681)
Share of (income) loss of equity method investments	(377)	(871)
Amortization of debt issuance costs	703	762
PIK interest (settled), net of non-cash interest	9,614	9,073
Distributions from equity method investees	—	159
Foreign exchange (gain) loss, net	5,481	(13,013)
Changes in assets and liabilities:
Accounts receivable	(1,046)	(1,612)
Inventories	(1,816)	1,373
Operating leases, net	1,749	(1,125)
Other operating assets	(26,478)	(18,385)
Deferred revenue	(4,747)	297
Accounts payable and accrued and other liabilities	38,122	(1,907)
Net cash provided by (used in) operating activities	7,488	(12,488)
Cash flows from investing activities
Purchase of property and equipment	(21,004)	(12,010)
Proceeds from sale of assets	—	978
Purchase of intangible assets	(4,587)	(4,674)
Net cash used in investing activities	(25,591)	(15,706)
Cash flows from financing activities
Repayment of borrowings (Note 11)	(312)	(202)
Proceeds from borrowings (Note 11)	—	—
Payments for debt issuance costs	—	—
Principal payments on finance leases	(67)	(39)
Principal payments on financing obligation	—	—
Distributions to noncontrolling interest	—	(390)
Purchase of treasury stock (Note 14)	—	—
Net cash (used in) provided by financing activities	(379)	(631)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(569)	1,002
Net (decrease) increase in cash and cash equivalents, and restricted cash	(19,051)	(27,823)
Cash, cash equivalents and restricted cash
Beginning of period	163,607	190,043
End of period	$144,556	$162,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 13 Weeks Ended March 31, 2024 and April 2, 2023

	For the 13 Weeks Ended
(in thousands)	March 31, 2024	April 2, 2023
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	142,320	153,820
Restricted cash	2,236	8,400
Cash, cash equivalents and restricted cash as of March 31, 2024 and April 2, 2023	$144,556	$162,220
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$10,235	$8,573
Cash paid for income taxes	1,360	263
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	19,450	33,152
Acquisitions of property and equipment under finance leases	198	—
Accrued capital expenditures	7,764	15,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

1.
Nature of the Business

Soho House & Co Inc. is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. Our members engage with us through our global portfolio of 43 Soho Houses, 9 Soho Works Clubs, The Ned in London, New York and Doha, The Line and Saguaro hotels in North America, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The unaudited condensed consolidated financial statements include normal recurring adjustments, which in the opinion of management are necessary for the fair presentation of the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, of comprehensive loss, of changes in redeemable shares and shareholders’ equity (deficit), and of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2023.

The results of operations for the 13-week periods ended March 31, 2024 and April 2, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Recently Adopted Accounting Standards

In June 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The Company adopted ASU 2020-06 effective January 1, 2024 on a prospective basis. The adoption of ASU 2020-06 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The Company adopted ASU 2024-02 effective January 1, 2024 on a prospective basis. The adoption of ASU 2024-02 did not have a material effect on the Company’s consolidated financial statements and related disclosures as no business combination transactions have taken place since the Company adopted ASU 2024-02.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the 13 weeks ended March 31, 2024 the Company incurred a consolidated net loss of $46 million. During the 13 weeks ended March 31, 2024, the Company had net cash provided by operations of $7 million. As of March 31, 2024 the Company had an accumulated deficit balance of $1,406 million, cash and cash equivalents of $142 million, and a restricted cash balance of $2 million.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks ended March 31, 2024, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the timing of debt commitments within 12 months of the approval of these financial statements, and the continued availability of committed and accessible working capital to the Company.

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

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks ended March 31, 2024.

Future Accounting Standards

In October 2023, the FASB issued ASU No 2023-06, “Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. The Company’s is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company’s is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses emerging growth company status. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company’s is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718): Scope application for profits interest and similar awards. This update adds an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses emerging growth company status. Early adoption is permitted. ASU 2024-01 should be applied retrospectively to all prior periods presented in the financial statements or prospectively. The Company’s is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses emerging growth company status. ASU 2024-02 can be applied prospectively or retrospectively. The Company’s is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

3.
Consolidated Variable Interest Entities

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”):

Ned-Soho House, LLP
The Ned-Soho House, LLP joint venture maintains a management agreement to operate The Ned hotel in London, which is owned by unconsolidated related parties to the Company. Management fees are recognized in other revenues in the consolidated statements of operations. The Company has a greater economic interest in Ned-Soho House, LLP as compared to its related party venture partner and therefore the Company is determined to be the primary

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

beneficiary.

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

	As of
(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$4,611	$6,482
Accounts receivable	3,923	4,530
Inventories	17	15
Prepaid expenses and other current assets	10,810	3,404
Total current assets	19,361	14,431
Property and equipment, net	28,411	29,001
Operating lease assets	96,990	103,146
Other intangible assets, net	296	314
Other non-current assets	189	7,443
Total assets	145,247	154,335
Accounts payable	615	1,070
Accrued liabilities	4,394	4,050
Indirect and employee taxes payable	977	1,231
Current portion of debt, net of debt issuance costs	27,482	27,715
Current portion of operating lease liabilities - sites trading more than one year	6,104	6,250
Other current liabilities	7,335	6,770
Total current liabilities	46,907	47,086
Operating lease liabilities, net of current portion - sites trading more than one year	112,426	116,251
Total liabilities	159,448	163,337
Net assets (liabilities)	$(14,201)	$(9,002)

4.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. There have been no changes in the Company’s equity method investment ownership interests in existing entities and no new equity method investments since December 31, 2023. Under applicable guidance for VIEs, the Company determined that its investments in the following entities are VIEs:

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

The Company concluded that it is not the primary beneficiary of Soho House Toronto or 56-60 Redchurch Street, London VIEs in any of the periods

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

presented, as its joint venture partners have the power to participate in making decisions related to the majority of significant activities of each investee. Accordingly, the Company concluded that application of the equity method of accounting is appropriate for these investees.

Summarized Financial Information

The following table presents summarized financial information for all unconsolidated equity method investees. The Company’s maximum exposure to losses related to its equity method investments is limited to its ownership interests.

	For the 13 Weeks Ended
(in thousands)	March 31, 2024	April 2, 2023
Revenues	$11,963	$11,244
Operating income (loss)	2,715	2,592
Net income (loss) (1)	653	1,809

(1)
The net income (loss) shown above relates entirely to continuing operations.

5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across North America, Europe, and Asia, which includes 13 equipment leases. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25 year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of March 31, 2024, the Company recognized right-of-use assets and lease liabilities for 156 operating leases and 3 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

The maturity of the Company’s operating and finance lease liabilities as of March 31, 2024, is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2024	$113,958	$4,521
2025	156,123	6,103
2026	157,547	6,098
2027	149,242	6,072
2028	146,953	6,025
Thereafter	1,695,021	220,027
Total undiscounted lease payments	2,418,844	248,846
Present value adjustment	1,067,156	170,926
Total net lease liabilities	$1,351,688	$77,920

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Straight-line rent expense recognized as part of In-House operating expenses for operating leases was $38 million and $36 million for the 13 weeks ended March 31, 2024 and April 2, 2023, respectively.

For the 13 weeks ended March 31, 2024 and April 2, 2023, the Company recognized amortization expense related to the right-of-use asset for finance leases of less than $1 million and less than $1 million, respectively, and interest expense related to finance leases of $1 million and $1 million, respectively. There were no material variable lease payments for finance leases for the 13 weeks ended March 31, 2024 and April 2, 2023.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 13 Weeks Ended
(in thousands)	March 31, 2024	April 2, 2023
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(37,428)	$(34,141)
Interest payments for finance leases	(1,420)	(1,365)
Cash flows from financing activities:
Principal payments for finance leases	$(67)	$(39)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$19,450	$33,152
Acquisitions of property and equipment under finance leases	$198	$—

The following summarizes additional information related to operating and finance leases:

	As of
	March 31, 2024	April 2, 2023
Weighted-average remaining lease term
Finance leases	42 years	43 years
Operating leases	16 years	16 years
Weighted-average discount rate
Finance leases	7.29%	7.29%
Operating leases	7.89%	7.87%

As of March 31, 2024, the Company has entered into 15 operating lease agreements that are signed but have not commenced. Of these, 11 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the Landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design ("SHD") is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2024, 2025, 2026 and 2028. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years 2024, 2025, 2026 and 2028 will be $216 million, $207 million, $432 million and $390 million, respectively, with weighted-average expected lease terms of 22 years, 20 years, 22 years and 15 years for 2024, 2025, 2026 and 2028, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases signed but not commenced, including properties where the SHD team is acting as the construction manager as of March 31, 2024:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments
Remainder of 2024	$1,983
2025	12,184
2026	19,374
2027	26,772
2028	44,815
Thereafter	1,139,934
Total undiscounted lease payments expected for leases signed but not commenced	$1,245,062

6.
Revenue Recognition

Disaggregated revenue disclosures for the 13 weeks ended March 31, 2024 and April 2, 2023 are included in Note 17, Segments.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

Revenue from membership fees, legacy one-time registration fees, House Introduction Credits and design & build-out contracts are the primary arrangements for which revenue is recognized over time.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending March 31, 2024.

(in thousands)	Next twelve months from March 31, 2024	Future periods
Membership, registration fees and House Introduction Credits	$98,795	$25,195
Total future revenues	$98,795	$25,195

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Contract receivables	$58,926	$58,158
Contract assets	3,664	3,778
Contract liabilities	160,282	155,356

Contract receivables comprises solely of Accounts receivable, net which comprise amounts due from customers and partners including amounts owed from sites operated under management contracts, amounts billed under design & build-out contracts and amounts due from Retail wholesale partners.

Contract assets consist of accrued unbilled income related to design & build-out contracts and are recognized in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $32 million and $26 million during the 13 weeks ended March 31, 2024 and April 2, 2023, respectively.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods (primarily for sale in our Retail business) which are externally sourced. Raw materials and service stock and supplies totaled $23 million and $27 million as of March 31, 2024 and December 31, 2023, respectively. Finished goods totaled $39 million and $34 million as of March 31, 2024 and December 31, 2023, respectively.

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	March 31, 2024	December 31, 2023
Amounts owed by equity method investees	$1,312	$1,323
Prepayments and accrued income	58,988	35,688
Contract assets	3,664	3,778
Inventory supplier advances	16,872	18,656
Other receivables	57,411	53,067
Total prepaid expenses and other current assets	$138,247	$112,512

8.
Property and Equipment, Net

Additions totaled $15 million and $12 million during the 13 weeks ended March 31, 2024 and April 2, 2023, respectively, and were primarily related to leasehold improvements and fixtures and fittings for existing sites and sites under development.

9.
Accrued Liabilities

The table below presents the components of accrued liabilities.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

	As of
(in thousands)	March 31, 2024	December 31, 2023
Accrued interest	$771	$1,309
Hotel deposits	18,711	12,628
Trade and other accruals	68,459	70,878
Total accrued liabilities	$87,941	$84,815

10.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$623,587	$615,718
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2025 (see additional description below)	27,482	27,715
Other loans (see additional description below)	20,634	21,433
	671,703	664,866
Less: Current portion of long-term debt	(34,184)	(29,290)
Total long-term debt, net of current portion	$637,519	$635,576

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Term loan, interest at 6.99%, maturing June 1, 2033	$137,170	$137,099
Total property mortgage loans	$137,170	$137,099

The weighted-average interest rate on fixed rate borrowings was 8% as of March 31, 2024 and 8% as of April 2, 2023 and December 31, 2023. There were no outstanding floating rate borrowings as of March 31, 2024 or December 31, 2023.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility refer to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. As of March 31, 2024 the facility remains undrawn with £71 million ($89 million) available to draw under this facility and £4 million ($5 million) utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of less than $1 million and less than $1 million in respect of the Revolving Credit Facility during the 13 weeks ended March 31, 2024 and April 2, 2023, respectively.

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures, following the extensions described below, at the earliest of: (a) September 29, 2025; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the lenders may determine in their sole discretion. The carrying amount of the term loan was £22 million ($27 million) and £22 million ($28 million) as of March 31, 2024 and December 31, 2023, respectively. The Company incurred interest expense of $1 million and $1 million on this facility during the 13 weeks ended March 31, 2024 and

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

April 2, 2023, respectively. In March, 2024, this loan was subsequently extended for a further 12 months. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months).

On March 31, 2021, Soho House Bond Limited issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for an aggregate amount of up to $100 million which were issued for the full amount on March 9, 2022 (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $12 million and $13 million during the 13 weeks ended March 31, 2024 and April 2, 2023, respectively.

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of March 31, 2024	Applicable interest rate as of March 31, 2024
Dean Street loan	Great Britain pound sterling	March 2040	$9,551	6.0%
Copenhagen loan	Danish krone	November 2033	2,108	8.0%
Greek Street loan	Great Britain pound sterling	January 2028	2,772	7.5%
Compagnie de Phalsbourg credit facility	Euro	January 2025	5,595	7.0%
Greek government loan	Euro	July 2025	608	3.1%

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

The Company incurred interest expense of $3 million and $2 million on these property mortgage loans during the 13 weeks ended March 31, 2024 and April 2, 2023, respectively.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans as of March 31, 2024:

(in thousands)
Remainder of 2024	$—
2025	33,688
2026	—
2027	629,925
2028	2,772
Thereafter	151,659
$818,043

11.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2024 or December 31, 2023.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the Senior Secured Notes and the property mortgage loans as of March 31, 2024 and December 31, 2023 using a discounted cash flow analysis. The fair value of the other non-current debt is estimated as of March 31, 2024 and December 31, 2023 using a discounted cash flow analysis, except for the Dean Street Loan and the Copenhagen Loan where fair value is estimated to be equal to the current carrying value of each instrument as of March 31, 2024 based on a comparison of each instrument's contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of March 31, 2024 and December 31, 2023.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2025 and thereafter:

(in thousands)	Carrying Value	Fair Value
March 31, 2024
Senior Secured Notes	$623,587	$581,392
Property mortgage loans	137,170	119,052
Other loans	20,634	20,340
	$781,391	$720,784

(in thousands)	Carrying Value	Fair Value
December 31, 2023
Senior Secured Notes	$615,718	$597,063
Property mortgage loans	137,099	117,488
Other loans	21,433	21,079
	$774,250	$735,630

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

12.
Share-Based Compensation

Equity and incentive plans

The Company operates two equity and incentive plans for the benefit of its employees and directors. In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees. In July 2021, the Company established its 2021 Equity and Incentive Plan (the "2021 Plan"). The 2021 Plan allows for grants of nonqualified stock options, SARs, and Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs"). The PSUs generally vest (i) upon the completion a minimum service period and (ii) the Company's achievement of certain performance goals established at grant. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available is permitted to increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022, subject to approval by the board of directors. As of March 31, 2024, there were 2,296,368 shares available for future awards. The Company granted 885,273 new RSUs and 630,158 new PSUs under the 2021 Plan during the 13 weeks ended March 31, 2024, respectively.

Modifications of awards made under the plans

In March 2024, the Company modified the exercise price for certain outstanding SARs to be $6.05 per share. As a result, the Company accounted for the modification as a Type I modification, resulting in $0.2 million of incremental fair value which was recorded immediately as the awards were fully vested. The assumptions used in valuing SARs modified can be seen in the second table below.

Awards outstanding under the plans

As of March 31, 2024 and December 31, 2023, there were 2,804,323 and 2,327,384 RSUs outstanding under the 2021 Plan, respectively. As of March 31, 2024 and December 31, 2023, there were 6,382,616 and 6,498,915 SARs outstanding under the 2020 Plan and 2021 Plan, respectively. As of March

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

31, 2024 and December 31, 2023, there were 630,158 and zero PSUs outstanding under the 2021 Plan, respectively. As of March 31, 2024 and December 31, 2023, there were zero restricted stock awards outstanding under the 2020 Plan, respectively.

Share-based compensation during the 13 weeks ended March 31, 2024 and April 2, 2023 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended
(in thousands)	March 31, 2024	April 2, 2023
SARs	$842	$3,578
Restricted stock awards (Growth Shares)	—	432
RSUs	6,431	1,667
PSUs	63	—
Employer-related payroll expense(1)	703	169
Total share-based compensation expense	8,039	5,846
Tax benefit for share-based compensation expense	—	—
Share-based compensation expense, net of tax	$8,039	$5,846

(1)
Relates to employment related taxes, including employer national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

The weighted-average assumptions used in valuing SARs granted or modified during each period are set forth in the following table:

	For the 13 Weeks Ended March 31, 2024	For the Fiscal Year Ended December 31, 2023
Expected average life[1]	3.21 - 4.81 years	1.70 - 5.56 years
Expected volatility[2]	76%	55% - 59%
Risk-free interest rate[3]	4.17 - 4.29%	3.54% - 5.01%
Expected dividend yield[4]	0.00%	0.00%
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

As of March 31, 2024, total compensation expense not yet recognized is as follows:

•
With respect to the unvested SARs issued under the 2020 Plan and 2021 plans, approximately $2 million, which is expected to be recognized over a weighted-average period of 0.95 years; and
•
With respect to the RSUs and PSUs issued under the 2021 Plan, approximately $15 million, which is expected to be recognized over a weighted-average period of 1.40 years.

13.
Loss Per Share and Shareholders’ Equity (Deficit)

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

upon transfer to any non-permitted holder of Class B common stock. Holders of Class A and Class B common stock are entitled to liquidation distributions on a pro rata basis, subject to prior satisfaction of all outstanding debt and liabilities and the payment of liquidation preferences, if any.

The tables below present changes in each class of the Company’s common stock, as applicable:

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 1, 2023	53,722,597	141,500,385
Shares issued related to share-based compensation	368,349	—
As of April 2, 2023	54,090,946	141,500,385

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of December 31, 2023	53,741,731	141,500,385
Shares issued related to share-based compensation	1,064,054	—
As of March 31, 2024	54,805,785	141,500,385

Stock Repurchases

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

On February 9, 2024, the Company announced that the board had approved a new $50 million share repurchase authorization. There were no repurchases during the 13 weeks ending March 31, 2024.

Loss Per Share

The Company computes loss per share using the two-class method. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock.

14.
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

15.
Income Taxes

For the 13 weeks ended March 31, 2024, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet. Full valuation allowances have been recorded against the incremental deferred tax assets recognized for tax losses, share-based compensation, and excess interest in the U.K., U.S. and Hong Kong. The Company continues to evaluate all positive and negative evidence to evaluate the realizability of its net deferred tax assets and it is reasonably possible that there may be a change in the valuation allowance within the next twelve months. The gross unrecognized tax benefits has decreased by $1.9 million in the 13 weeks ended March 31, 2024.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

The effective tax rate for the 13 weeks ended March 31, 2024 was (1.1)%, compared to 1.0% for the 13 weeks ended April 2, 2023. The effective tax rate for the 13 weeks ended March 31, 2024 differs from the US statutory rate of 21% primarily due to current mix of positive and negative earnings in the various jurisdictions the Company operates in and valuation allowances which reduce the amount of tax benefit recognized on the pretax book loss. As a result, the Company is calculating current tax charges in certain non-U.S. jurisdictions over a consolidated loss for the 13 weeks ended March 31, 2024.

The Organization for Economic Cooperation and Development (OECD) global tax reform initiative introduces a global minimum tax of 15% on country-by-country profits applicable to large multinational corporations. As part of this international initiative, the UK enacted its BEPS Pillar Two Minimum Tax legislation in July 2023 with effect for accounting periods beginning on or after December 31, 2023.

The Company has carried out a preliminary assessment of the impact of this legislation for the 13 weeks ended March 31, 2024 and has concluded that these new rules are not likely to have a material impact on the Company's effective tax rate or tax payments for this period. The Company will undertake this assessment for subsequent reporting periods to monitor its compliance with the GloBE rules for fiscal 24.

16.
Segments

The Company’s core operations comprise of Houses, hotels and restaurants across a number of territories, which are managed on a geographical basis. There is a segment managing director for each of the UK, North America, Europe and Rest of the World (“RoW”) who is responsible for Houses, hotels and restaurants in that region. Each operating segment manager reports directly to the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer combined. In addition to Houses, hotels and restaurants, the Company offers other products and services, such as retail, home & beauty products and services, which comprise its Retail operating segment; access to Soho Works collaboration spaces across the UK and North America, which comprise its Soho Works operating segment; and memberships for people who live in cities where physical Houses do not exist, which comprise its Cities Without Houses operating segment. The Retail, Soho Works, and Cities Without Houses operating segments also have segment managers which report directly to the CODM and are managed separately from the Houses, hotels and restaurants in each region.

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

The Company manages and assesses the performance of the reportable segments by Reportable segments EBITDA, which is defined as net income (loss) before depreciation and amortization, interest expense, net, provision (benefit) for income taxes, adjusted to take account of the impact of certain non-cash and other items that the Company does not consider in its evaluation of ongoing operating performance. These other items include, but are not limited to, loss (gain) on sale of property and other, net, share of loss (profit) of equity method investments, foreign exchange, pre-opening expenses, non-cash rent, deferred registration fees, net, share of equity method investments EBITDA, share-based compensation expense, and certain other expenses.

The following tables present disaggregated revenue for the 13 weeks ended March 31, 2024 and April 2, 2023 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

	For the 13 Weeks Ended March 31, 2024
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$48,227	$29,068	$12,888	$90,183	$13,400	$103,583
In-House revenues	51,191	40,278	23,545	115,014	133	115,147
Other revenues	19,070	13,590	1,142	33,802	22,577	56,379
Total segment revenue	118,488	82,936	37,575	238,999	36,110	275,109
Elimination of equity accounted revenue	(4,333)	(1,635)	(5,995)	(11,963)	—	(11,963)
Consolidated revenue	$114,155	$81,301	$31,580	$227,036	$36,110	$263,146

	For the 13 Weeks Ended April 2, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$41,543	$23,697	$10,312	$75,552	$10,797	$86,349
In-House revenues	52,052	41,420	27,178	120,650	—	120,650
Other revenues	18,706	15,269	1,117	35,092	24,362	59,454
Total segment revenue	112,301	80,386	38,607	231,294	35,159	266,453
Elimination of equity accounted revenue	(4,209)	(1,656)	(5,379)	(11,244)	—	(11,244)
Consolidated revenue	$108,092	$78,730	$33,228	$220,050	$35,159	$255,209

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

The following tables present the reconciliation of reportable segment EBITDA to total consolidated segment revenue:

	For the 13 Weeks Ended March 31, 2024
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$114,155	$81,301	$31,580	$227,036	$36,110	$263,146
Total segment operating expenses	(92,941)	(60,215)	(36,106)	(189,262)	(39,620)	(228,882)
Share of equity method investments EBITDA	746	145	849	1,740	—	1,740
Reportable segments EBITDA	21,960	21,231	(3,677)	39,514	(3,510)	36,004
Unallocated corporate overhead						(10,622)
Consolidated Segmental EBITDA						25,382
Depreciation and amortization						(25,744)
Interest expense, net						(21,199)
Income tax expense						(499)
Gain on sale of property and other, net						65
Share of income of equity method investments						377
Foreign exchange						(5,481)
Pre-opening expenses						(5,754)
Non-cash rent						(833)
Deferred registration fees, net						467
Share of equity method investments EBITDA						(1,740)
Share-based compensation expense						(8,039)
Other expenses, net(1)						(3,341)
Net income (loss)						$(46,339)

(1) Other expenses, net include a $2 million expense related to professional service fees associated with shareholder activism response and $1 million expense related to third party advisory expenses incurred by the company's independent special committee in request of the evaluation of certain strategic transactions.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

	For 13 Weeks Ended April 2, 2023
(in thousands)	North America	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$108,092	$78,730	$33,228	$220,050	$35,159	$255,209
Total segment operating expenses	(83,172)	(63,284)	(33,394)	(179,850)	(38,663)	(218,513)
Share of equity method investments EBITDA	803	180	885	1,868	—	1,868
Reportable segments EBITDA	25,723	15,626	719	42,068	(3,504)	38,564
Unallocated corporate overhead						(10,125)
Consolidated Segmental EBITDA						28,439
Depreciation and amortization						(24,464)
Interest expense, net						(18,701)
Income tax benefit						171
Gain on sale of property and other, net						681
Share of income of equity method investments						871
Foreign exchange						13,013
Pre-opening expenses						(4,994)
Non-cash rent						(2,776)
Deferred registration fees, net						461
Share of equity method investments EBITDA						(1,868)
Share-based compensation expense						(5,846)
Other expenses, net						(1,003)
Net income (loss)						$(16,016)

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of March 31, 2024 and December 31, 2023. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	March 31, 2024	December 31, 2023
Long-lived assets by geography
North America	$890,959	$877,071
United Kingdom	547,531	556,628
Europe	307,376	317,502
Asia	41,127	47,694
Total long-lived assets	$1,786,993	$1,798,895

17.
Related Party Transactions

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Soho House Toronto Partnership	$532	$608
Raycliff Red LLP	(6,263)	(5,669)
Mirador Barcel S.L.	(809)	(784)
Little Beach House Barcelona S.L.	(398)	(406)
Mimea XXI S.L.	780	715
	$(6,158)	$(5,536)

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Through Soho Works 875 Washington, LLC, the Company is a party to a property lease agreement dated April 19, 2019, for 875 Washington Street, New York with 875 Washington Street Owner, LLC, an affiliate of Raycliff Capital, LLC controlled by a member of the SHCO board of directors. The handover of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years until March 31, 2036, with further options to extend. The total operating lease right-of-use asset and liability associated with this property were $34 million and $54 million, respectively, as of March 31, 2024 and $35 million and $54 million, respectively, as of December 31, 2023. The rent expense associated with this lease was $2 million and $2 million during the 13 weeks ended March 31, 2024 and April 2, 2023, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 25 years until March 31, 2040. The operating right-of-use asset and liability associated with this lease are $16 million and $20 million as of March 31, 2024, respectively, and $13 million and $21 million as of December 31, 2023, respectively. Rent expense associated with this lease totaled $1 million for both the 13 weeks ended March 31, 2024 and April 2, 2023.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019, for 137 Ludlow Street, New York with 137 Ludlow Gardens LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $15 million, respectively, as of March 31, 2024 and $8 million and $15 million, respectively, as of December 31, 2023. The rent expense associated with this lease was less than $1 million for both of the 13 weeks ended March 31, 2024 and April 2, 2023

The Company leases the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of The Yucaipa Companies LLC. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The operating lease right-of-use asset and liability associated with this lease were $64 million and $68 million, respectively, as of March 31, 2024 and $64 million and $68 million, respectively, as of December 31, 2023. The receivable recognized is $1 million and $1 million as at March 31, 2024 and December 31, 2023. The rent expense associated with this lease was $3 million for both of the 13 weeks ended March 31, 2024 and April 2, 2023.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of SHCO. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $21 million and $22 million, respectively, as of March 31, 2024 and $22 million and $22 million, respectively, as of December 31, 2023. The rent expense associated with this lease was $1 million for both of the 13 weeks ended March 31, 2024 and April 2, 2023.

The Company leases a property from GHPSI, LLC, an affiliate of The Yucaipa Companies LLC, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $6 million and $6 million as of March 31, 2024 and $6 million and $7 million, respectively as of March 31, 2024 and December 31, 2023. This has led to a receivable balance of $1 million and $nil as at March 31, 2024 and December 31, 2023. The rent expense associated with this lease was less than $1 million for both of the 13 weeks ended March 31, 2024 and April 2, 2023.

The Company leases a property located at 900 Campagna Lane, Kenwood, California from Kenwood Ranch, LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has led to a receivable balance of less than $1 million as at March 31, 2024 and December 31, 2023.

The Company leases a property located at 27984 Highway 189, Lake Arrowhead, California from RLAHI, LLC, an affiliate of The Yucaipa Companies LLC. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has a receivable balance of less than $1 million as at March 31, 2024 and December 31, 2023.

The Company leases a property from GHPSI, LLC, an affiliate of The Yucaipa Companies, LLC, in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $14 million and $14 million as of March 31, 2024 and $14 million and $14 million, respectively, as of December 31, 2023. The receivable due to the Company associated with this lease was $1 million and $1 million as at March 31, 2024 and December 31, 2023 respectively. The rent expense associated with this lease was less than $1 million and less than $1 million during the 13 weeks ended March 31, 2024 and April 2, 2023.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

The Company leases the Soho House Stockholm property located at Majorsgatan 5, Stockholm, Sweden from Majorsbolaget AB, an affiliate of The Yucaipa Companies LLC, until October 2023 when ownership was transferred to a third party. This lease commenced on December 8, 2022. This lease runs for a term of 15 years. The operating lease right-of-use asset and liability associated with this lease were $28 million and $29 million, respectively, as of March 31, 2024 and $30 million and $31 million, respectively, as of December 31, 2023. The receivable associated with this lease was $3 million and $3 million during the fiscal years ended March 31, 2024 and December 31, 2023, respectively. The revenue recognised regarding development fees totaled $nil and less than $1 million for the 13 weeks ended March 31, 2024 and April 2, 2023, respectively. The rent expense associated with this lease was $1 million for both of the 13 weeks ended March 31, 2024 and April 2, 2023, respectively.

Ned-Soho House, LLP recognized management fees, development fees and cost reimbursements from The Ned London totaling a receivable of $3 million and $3 million and a payable of $2 million and $2 million as at March 31, 2024 and December 31, 2023. Ned-Soho House, LLP also recognized a receivable relating to Retail related revenue from Soho House brands for $2 million and $2 million for the March 31, 2024 and December 31, 2023 and a payable for less than $1 million as at March 31, 2024 and December 31, 2023. The accrued revenue balance for Ned-Soho House LLP associated with the fees was $8 million and $7 million as at March 31, 2024 and December 31, 2023. The revenue recognized from the management fees, development fees and cost reimbursements was $1 million and $1 million during the 13 weeks ended March 31, 2024 and April 2, 2023. The revenue recognized from the Retail related services was less than $1 million during both the 13 weeks ended March 31, 2024 and April 2, 2023.

The Company recognized management fee income from an affiliate of The Yucaipa Companies LLC related to the operations of The Ned New York, which opened in June 2022, leading to a receivable of totaling $4 million and $4 million as at March 31, 2024 and December 31, 2023. The fees totaled less than $1 million during both of the 13 weeks ended March 31, 2024 and 13 weeks ended April 2, 2023. The Ned New York also recognized a receivable relating to Retail related revenue from Soho House brands for less than $1 million for both of the the March 31, 2024 and December 31, 2023.

The Company recognized management fees and cost reimbursements from affiliates of The Yucaipa Companies LLC related to the operations of The Ned Doha, which opened in November 2022, leading to a receivable balance totaling $2 million and $2 million for March 31, 2024 and December 31, 2023 and a payable balance of $1 million and $nil for the March 31, 2024 and December 31, 2023. The Ned Doha had an accrued revenue balance of less than $1 million and $1 million as at March 31, 2024 and December 31, 2023. The fees totaled $1 million and $nil during the 13 weeks ended March 31, 2024 and April 2, 2023.

The Company recognized management fees under our hotel management contract for the operation of The LINE and Saguaro hotels from the owners of such properties, including certain affiliates of The Yucaipa Companies LLC. These fees led to a receivable of $8 million and $6 million as at March 31, 2024 and December 31, 2023. The fees, recorded under Other Revenue, amounted to $3 million and $2 million during the 13 weeks ended March 31, 2024 and April 2, 2023 respectively.

The Company recognized management fees under our studio, hotel and restaurant management contract for the operation of Redchurch Street studio space, hotel and Cecconi's from an affiliate of Raycliff Capital, LLC which is controlled by a member of the SHCO board of directors. These fees amounted to less than $1 million during the 13 weeks ended March 31, 2024 and April 2, 2023.

Fees from the provision of Soho House Design services to affiliates of the Company lead to a receivable totaling $2 million and $1 million as at March 31, 2024 and December 31, 2023. The fees received from affiliates totaled less than $1 million during the 13 weeks ended March 31, 2024 and April 2, 2023. Costs incurred on behalf of affiliates of the Company in connection to the provision of Soho House Design services led to a receivable for $1 million and $2 million and payable of less than $1 million and nil as at March 31, 2024 and December 31, 2023. The Company incurred an accrued revenue balance of less than $1 million as at March 31, 2024 and December 31, 2023. The fees totaled less than $1 million and less than $1 million during the 13 weeks ended March 31, 2024 and April 2, 2023.

Included in current assets on the consolidated balance sheet are amounts due from related parties of $35 million and $32 million for the March 31, 2024 and December 31, 2023. Included in current liabilities on the consolidated balance sheet are amounts due to related parties, excluding the current portion of operating leases liabilities, of $3 million and $2 million for the March 31, 2024 and December 31, 2023.

In September 2023, the Company repurchased 2,000,000 shares of its Class A common stock from its Founder and director Nick Jones in a privately negotiated transaction for $12 million. These shares are held by the Company as Treasury shares by the Company.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2024 and December 31, 2023 and for the 13 Weeks Ended March 31, 2024 and April 2, 2023

18.
Subsequent Events

Share issuances

During April and May 2024, the Company issued a total of 118,537 shares of Class A common stock as a result of RSU awards vesting and SAR exercises.

Grant of RSUs

During April 2024, a grant of 19,643 RSUs was made to a new board member, Eric Deardorff, who was appointed in April 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Over the last 29 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of March 31, 2024, we had approximately 261,600 members (including approximately 198,000 Soho House Members) who engage with SHCO through our global portfolio of 43 Soho Houses, 9 Soho Works, Scorpios Beach Club in Mykonos, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and The LINE and Saguaro hotels in North America also form part of SHCO’s wider portfolio via management agreements to operate the properties.

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

The demand for our membership is also demonstrated by our large and growing SHCO global waitlist, which as of March 31, 2024 stands at over 102,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

This membership allows us to welcome members to our global community in new geographies where we do not have a physical House. Through this membership we are able to generate additional revenues on our existing base of Houses and gather intelligence for future growth, which we have leveraged to open new Houses in certain locations, including Bangkok, Thailand (February 2023), Mexico City, Mexico (September 2023), Portland, USA (March 2024), and planned future openings in Sao Paulo, Brazil, and Manchester, United Kingdom. As of March 31, 2024, we had 10,816 CWH members across 82 cities.

•
Soho Friends

Through this membership we offer access to some physical House spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands to an audience who enjoy the Soho House offerings but do not have a Soho House Membership. Soho Friends annual membership is approximately $130 and does not provide full access to our Houses. As of March 31, 2024, we had 57,432 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House Members continue to account for the majority of visitors to our Houses and restaurants.

•
Soho Works

Soho Works provides its members with the space and resources to work alongside other like-minded individuals and businesses—facilitating connections and providing the tools to flourish. Aimed primarily at existing Soho House and Soho Friends members, with locations in LA, New York and London. Soho Works draws on the same design principles and membership ethos as Soho House, but is a space purposed entirely for work and creative collaboration. As of March 31, 2024, we had 6,118 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Adult Paying Members, a US Soho Works membership ranges from $200 to $750 per month, depending on membership type.

Scorpios Beach Club

Set in a cove on the southern tip of Mykonos, Scorpios offers a one of a kind beach experience with a well-established globally recognized brand. With a restaurant, terraces and daybeds, and a distinctive wellness offering, Scorpios enriches the lives of its guests who are looking to escape from their daily lives. We believe the Scorpios concept has significant potential to expand into additional locations as a key part of our platform and we expect to open new sites in Bodrum, Turkey and Tulum, Mexico.

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader group of professional people. As of March 31, 2024, Ned’s Club London, New York and Doha had approximately 4,500 members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

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
•
Our ability to adjust membership pricing. As we expand our number of Soho Houses globally and continue to invest in maintaining the quality of our existing Soho Houses, we are able to grow Membership Revenues by periodically reviewing our membership fee rates, as well as migrating members from Local House to Every House membership, which also has the effect of increasing Membership Revenues. Contrary to traditional hospitality companies which may experience brand dilution as they expand, the value of our membership and brand strengthens as we expand into new cities and properties. As we expand globally, the value of an Every House membership becomes more compelling to both new and existing members, enhancing our revenue potential. Historically, our membership price increases have not had a material impact on our retention rates and we believe this provides a strong indication of demand and price inelasticity for our memberships.
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

Reportable Segments

Our operations consist of three reportable segments (United Kingdom, North America, Europe and Rest of the World (“RoW”)) and one non-reportable segment that we present as “All Other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and stand-alone restaurants. Refer to Note 17 - Segments in this Quarterly Report on Form 10-Q for more information on reportable segments.

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

HOUSE REVENUES. House Revenues is defined as Membership revenues plus In-House revenues less Non-House Membership Revenues. Our management views House Membership Revenues and In-House Revenues as interrelated, and their aggregation as important in tracking House performance. Although there is no minimum spend for any member on In-House offerings, in practice most members consume food and beverage, accommodations and other offerings at our Houses. The pricing of our In-House offerings is reflective of the fact that the significant majority of In-House offerings that generate In-House revenues are consumed by members who also pay a membership fee in relation to that House, with pricing of such In-House offerings being identical for both members and non-members.

OTHER REVENUES. Other revenues are defined as total revenues that are not realized within our Houses, including revenues from Scorpios, Soho Works and our stand-alone restaurants, procurement fees from SHD, Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses. Additionally, this category also includes management fees from hotel management contracts for The Ned Sites and the LINE and Saguaro hotels.

NON-HOUSE MEMBERSHIP REVENUES. Non-House Membership Revenues are comprised of Soho Works membership revenues and Soho Friends membership revenue.

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

KEY PERFORMANCE AND OPERATING METRICS

	As of
	March 31, 2024	April 2, 2023
Number of Soho Houses	43	41
North America	16	14
United Kingdom	13	13
Europe/RoW	14	14
Number of Soho House Members	198,021	168,685
North America	72,692	61,885
United Kingdom	71,835	63,285
Europe/RoW	42,678	36,031
All Other	10,816	7,484
Number of Other Members	63,550	69,276
North America	17,037	18,894
United Kingdom	38,114	41,756
Europe/RoW	8,399	8,626
Number of Total Members	261,571	237,961
Number of Active App Users	204,405	175,323

	For the 13 Weeks Ended		For the 13 Weeks Ended
	March 31, 2024	April 2, 2023	March 31, 2024	April 2, 2023
	Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)
Operating income (loss)	$(25,083)	$962	$(25,083)	$(2,899)
Operating margin	(10)%	0%	(10)%	0%
House-Level Contribution	49,444	46,718	49,444	48,401
House-Level Contribution Margin	25%	24%	25%	24%
Other Contribution	8,106	8,138	8,106	8,431
Other Contribution Margin	13%	13%	13%	13%
Adjusted EBITDA	19,300	20,127	19,300	20,852
Percentage of total revenues	7%	8%	7%	8%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 weeks ended March 31, 2024 and April 2, 2023

The following table summarizes our results of operations for the 13 weeks ended March 31, 2024 and April 2, 2023 (in thousands, except percentages):

	For the 13 Weeks Ended
	March 31, 2024	April 2, 2023		April 2, 2023 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$100,191	$83,248	20%	$84,806	18%
In-House revenues	110,401	116,078	(5)%	118,409	(7)%
Other revenues	52,554	55,883	(6)%	57,291	(8)%
Total revenues	263,146	255,209	3%	260,506	1%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(151,629)	(143,972)	(5)%	(149,158)	(2)%
Other operating expenses (exclusive of depreciation and amortization)	(53,967)	(56,381)	4%	(58,412)	8%
General and administrative expenses (exclusive of depreciation and amortization)	(34,372)	(30,574)	(12)%	(31,675)	(9)%
Pre-opening expenses	(5,754)	(4,994)	(15)%	(5,174)	(11)%
Depreciation and amortization	(25,744)	(24,464)	(5)%	(25,345)	(2)%
Share-based compensation	(8,039)	(5,846)	(38)%	(6,057)	(33)%
Foreign exchange gain (loss), net	(5,481)	13,013	n/m	13,482	n/m
Other	(3,243)	(1,029)	n/m	(1,066)	n/m
Total operating expenses	(288,229)	(254,247)	(13)%	(263,405)	(9)%
Operating income (loss)	(25,083)	962	n/m	(2,899)	n/m
Other (expense) income
Interest expense, net	(21,199)	(18,701)	(13)%	(19,375)	(9)%
Gain on sale of property and other, net	65	681	(90)%	706	(91)%
Share of income of equity method investments	377	871	(57)%	902	(58)%
Total other expense, net	(20,757)	(17,149)	(21)%	(17,767)	(17)%
Income (loss) before income taxes	(45,840)	(16,187)	n/m	(20,666)	n/m
Income tax benefit	(499)	171	n/m	177	n/m
Net income (loss)	(46,339)	(16,016)	n/m	(20,489)	n/m
Net income (loss) attributable to noncontrolling interest	299	64	n/m	66	n/m
Net income (loss) attributable to Soho House & Co Inc.	$(46,040)	$(15,952)	n/m	$(20,423)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$263,146	$255,209	3%	1%
North America	114,155	108,092	6%	6%
United Kingdom	81,301	78,730	3%	(0)%
Europe/RoW	31,580	33,228	(5)%	(8)%
All Other	36,110	35,159	3%	(1)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$100,191	$83,248	20%	18%
North America	46,652	39,994	17%	17%
United Kingdom	29,068	23,697	23%	18%
Europe/RoW	11,071	8,813	26%	21%
All Other	13,400	10,744	25%	20%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 20% to $100,191 for the 13 weeks ended March 31, 2024 predominantly driven by an increase in Adult Paying Members of 14%, or 19,300 who joined after the end of the first quarter of fiscal 2023. Additionally, all Soho House Adult paying fees were increased at the start of fiscal 2023, impacting members on their renewal date throughout fiscal 2023.

All Soho House Adult paying fees increased in January 2024, with in general a low single-digit price rise for existing members and a mid single-digit increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $1,849, this was driven by Soho Works as a result of increased membership fees in fiscal 2024. This was offset slightly by a reduction in the number of Soho Friends members in comparison to the end of the first quarter of fiscal 2023.

North America segment saw an increase in membership revenues of $6,658 or 17% due to approximately 7,400, or 14% increase in Adult Paying Soho House members period-on-period, with the opening of Soho House Portland (March, 2024) and Soho House Mexico City (September 2023), as well as growth across all existing Houses. The impact of the House membership fee increases noted above also contributed to the increase in Membership revenues.

Our United Kingdom segment saw an increase in Membership revenues of $5,371 or 23%, due to approximately 5,300, or 9% increase in Adult Paying Soho House members, driven by growth in existing Houses, coupled with the impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the United Kingdom segment increased by $4,517, or 18%.

The Europe/RoW segment saw an increase in Membership revenues of $2,258 or 26% due to approximately 3,900 or 18% increase in Adult paying members, supported by the opening of Soho House Bangkok (February 2023), as well as the revenue impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/RoW segment increased by $1,941, or 21%.

All Other segment saw an increase in Membership revenues, predominantly driven by approximately 2,700 or 40% more CWH Adult Paying members, partially offset by a decline of approximately 5,700 Non-House members in comparison to the first quarter of fiscal 2023. In constant currency, All Other Membership revenues increased by $2,269, or 20%.

In constant currency, Membership revenues increased by $15,385, or 18%.

In-House Revenues

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$110,401	$116,078	(5)%	(7)%
North America	50,756	51,361	(1)%	(1)%
United Kingdom	40,278	41,420	(3)%	(6)%
Europe/RoW	19,367	23,297	(17)%	(20)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $110,401 for the 13 weeks ended March 31, 2024, a decrease of $5,677 versus the comparative period in 2023. The decline in revenue was driven by macroeconomic trends adversely impacting all regions. In addition, during the first quarter of fiscal 2023, we recognized approximately $1,800 from the Dutch government related to COVID-19 subsidies and approximately $1,100 from a settlement to recover costs incurred on behalf of a former development partner in connection to a proposed European House opening, which impacts comparatives in Europe. Revenues were supported by three new Houses that opened since the beginning of the first quarter fiscal 2023.

North America In-House revenues were $50,756 for the 13 weeks ended March 31, 2024, a decrease of $605 versus the comparative quarter in 2023. The region in general saw a weaker In-House performance slightly offset by the opening of Soho House Mexico City, Mexico (September 2023).

In-House revenues in our United Kingdom segment saw a decrease of $1,142 versus first quarter 2023 driven by lower like-for-like food and beverage sales and room revenue. White City House was impacted by the closure of its rooftop for 11 weeks in the quarter due to refurbishments, which lessened In-House revenues in this segment. In constant currency, In-House Revenues in the United Kingdom segment decreased by $2,634, or 6%.

The Europe/RoW segment saw decline of In-House revenues period-on-period, the majority of the miss was driven from recognizing approximately $1,800 of subsidies and a $1,100 settlement, as described above, impacting period-on-period trends. External factors also resulted in a reduction in footfall in our Tel Aviv House versus comparative period, alongside room revenue declines across Houses. In constant currency, In-House Revenues in the Europe/RoW segment decreased by $4,769.

In constant currency, In-House Revenues decreased by $8,008 or 7%.

Other Revenues

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$52,554	$55,883	(6)%	(8)%
North America	16,880	16,791	1%	1%
United Kingdom	11,955	13,613	(12)%	(15)%
Europe/RoW	1,142	1,117	2%	(1)%
All Other	22,577	24,362	(7)%	(11)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $52,554 for the 13 weeks ended March 31, 2024, compared to $55,883 for the 13 weeks ended April 2, 2023, a decrease of $3,329. The decline is predominantly driven by the movement of Cowshed to a brand license deal, closure of unprofitable standalone restaurants, weaker townhouse and standalone restaurant sales, and lower design and development fees.

Other revenues in the North America segment increased by $89 or 1% versus first quarter fiscal 2023 driven by an increase in management fees from the LINE and Saguaro business, higher Soho Works revenue, offset by a decline in standalone restaurant sales period-on-period.

The United Kingdom segment saw a decrease in Other revenues of $1,658 or 12% versus first quarter fiscal 2023 driven by the closure of legacy stand-alone restaurants in 2023, and a decline in sales at a number of our remaining standalone restaurants.

Other revenues in the Europe/RoW segment have increased compared to the first quarter fiscal 2023 driven by higher management fees. In constant currency, Other Revenues in the Europe/RoW segment increase by $15, or 1%.

Other revenues in All Other have reduced period-on-period driven by Cowshed moving to a brand license deal effective January 1, 2024, which results in recognition of royalty income versus revenue in fiscal 2023, offset by growth in Soho Home. In constant currency, Other revenues have decreased by $4,737 or 8%.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(151,629)	$(143,972)	(5)%	(2)%
Percentage of total House revenues	(75)%	(76)%
Operating income (loss)	$(25,083)	$962	n/m	n/m
Operating margin	(10)%	0%
House-Level Contribution	$49,444	$46,718	6%	2%
House-Level Contribution Margin	25%	24%	1%
House-Level Contribution by segment:
North America	$31,308	$27,943	12%	12%
United Kingdom	15,949	14,782	8%	4%
Europe/RoW	(1,845)	1,514	n/m	n/m
All Other	4,032	2,479	63%	57%
House-Level Contribution Margin by segment:
North America	32%	31%
United Kingdom	23%	23%
Europe/RoW	(6)%	5%
All Other	78%	77%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $151,629 for the 13 weeks ended March 31, 2024, an increase of $7,657 compared to the 13 weeks ended April 2, 2023. The increase is a result of the three new Houses opened since the beginning of first quarter 2023, alongside period-on-period wage increases. In constant currency, In-House Operating Expenses increased by $2,471.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $49,444 for the 13 weeks ended March 31, 2024, compared to $46,718 for the 13 weeks ended April 2, 2023, an increase of $2,726. The increase in House-Level Contribution predominantly relates to increased Soho House membership revenues period-on-period. Although market conditions were slightly more challenging in the quarter, regions controlled their costs well, resulting in all regions excluding Europe seeing growth in contribution period-on-period. As detailed above, period-on-period growth in Europe was impacted by the grant received relating to Covid-19 subsidies and from a settlement agreement in the first quarter fiscal 2023.

House-Level Contribution Margin was 25% for the 13 weeks ended March 31, 2024, increased by 1% from the comparative period due to increased membership revenues, Furthermore, North America and All Other drove incremental margin points versus the comparative period, however RoW saw a decline.

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(53,967)	$(56,381)	4%	8%
Percentage of total other revenues	(87)%	(87)%
Operating income (loss)	$(25,083)	$962	n/m	n/m
Operating margin	(10)%	0%
Other Contribution	$8,106	$8,138	(0)%	(4)%
Other Contribution Margin	13%	13%	—
Other Contribution by segment:
North America	$3,721	$3,729	(0)%	(0)%
United Kingdom	3,579	4,840	(26)%	(29)%
Europe/RoW	(392)	(627)	37%	40%
All Other	1,198	196	n/m	n/m
Other Contribution Margin by segment:
North America	22%	22%
United Kingdom	28%	34%
Europe/RoW	(30)%	(48)%
All Other	4%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $53,967 for the 13 weeks ended March 31, 2024, compared to $56,381 for the 13 weeks ended April 2, 2023, a decrease of $2,414, or 4%. The decrease period-on-period is predominantly driven by the permanent closure of our operations at The Hoxton (July 2023), the reduction in Soho House Design project spend alongside Cowshed moving to a brand licensing deal, partially offset by increased spend ahead of opening new Scorpios sites. In constant currency, Other Operating Expenses increased $4,445, or 8%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $8,106 for the 13 weeks ended March 31, 2024, compared to $8,138 for the comparative period, a decrease of $32. Other Contribution Margin was 13% for the 13 weeks ended March 31, 2024, inline with the comparative period. Contribution remained flat, as the revenue decline relating to the closure of legacy standalone restaurants was offset by higher Soho Home and Cowshed contribution, alongside growth in Non-House Membership Revenues period-on-period in the first quarter fiscal 2024.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$34,372	$30,574	12%	9%
Percentage of total revenues	13%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $34,372 for the 13 weeks ended March 31, 2024, compared with $30,574 for the 13 weeks ended April 2, 2023, an increase of $3,798, or 12%. The increase was driven by the cost of headcount to support business expansion, including three new Soho Houses opened since the comparative period, offset by initiatives to streamline support functions.

In constant currency, General and Administrative Expenses increased by $2,697, or 9%.

Pre-opening Expenses

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$5,754	$4,994	15%	11%
Percentage of total revenues	2%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $5,754 for the 13 weeks ended March 31, 2024, driven predominately by the costs associated with the opening of Scorpios Bodrum as well as future House openings such as Sao Paulo. This is compared to $4,994 for the 13 weeks ended April 2, 2023, which is a increase period-on-period driven predominantly by the characteristics and timing of fiscal 2024 in comparison to fiscal 2023.

In constant currency, Pre-opening expenses increased by $580, or 11%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$25,744	$24,464	5%	2%
Percentage of total revenues	10%	10%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization was $25,744 for the 13 weeks ended March 31, 2024, an increase of $1,280, or 5%, from the 13 weeks ended April 2, 2023. The increase period-on-period was driven predominately by increases from 2023/2024 Houses and spend in IT to support key membership and compliance initiatives. In constant currency, depreciation and amortization expenses increased by $399, or 2%.

Other Expenses

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$8,039	$5,846	38%	33%
Percentage of total revenues	3%	2%
Foreign exchange (gain) loss, net	$5,481	$(13,013)	n/m	n/m
Percentage of total revenues	2%	(5)%
Other	$3,243	$1,029	n/m	n/m
Percentage of total revenues	1%	0%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense increased by $2,193 to $8,039 for the 13 weeks ended March 31, 2024, primarily as result of new grants during the 13 weeks ended March 31, 2024. This has been partially offset by the impact of grants made in the 13 weeks ended April 2, 2023, with $2,300 relating to ongoing vesting of awards granted prior to the 13 weeks ended March 31, 2024.

Foreign exchange, net which is unrealized and non-cash in nature, moved from a $(13,013) gain to a loss of $5,481 for the 13 weeks ended March 31, 2024, primarily driven by foreign exchange revaluation of our borrowings.

Other has increased primarily as a result of onetime expenses related to shareholder activism and expenses incurred with respect to the evaluation of certain strategic transactions by the Company's independent Special Committee. These mainly relate to professional service and advisor fees.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$21,199	$18,701	13%	9%
Percentage of total revenues	8%	7%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $21,199 for the 13 weeks ended March 31, 2024, an increase of $2,498, or 13%, on the comparative period in 2023. This increase is primarily driven by refinancing Soho Beach House Miami in May 2023 at a higher rate plus the compounding of interest on our senior facility. In constant currency, net interest increased by $1,824, or 9%.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	March 31, 2024	April 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$19,300	$20,127	(4)%	(7)%
Percentage of total revenues	7%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $19,300 for the 13 weeks ended March 31, 2024, in comparison to $20,127 for the 13 weeks ended April 2, 2023, a decrease of $827. The period-on-period decline was driven by lower in-house and other revenues, plus increases in General and Administrative and Operating expenses period-on-period. The impact was partially offset by higher membership revenues from both Soho House and Non-House members versus the comparative period. In constant currency, Adjusted EBITDA decreased by $1,552 compared to the comparative period in fiscal 2023.

Non-GAAP Financial Measures

For the 13 weeks ended March 31, 2024 and April 2, 2023

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	March 31, 2024 Actuals	April 2, 2023 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$(46,339)	$(16,016)	n/m	n/m
Depreciation and amortization	25,744	24,464	5%	2%
Interest expense, net	21,199	18,701	13%	9%
Income tax benefit	499	(171)	n/m	n/m
EBITDA	1,103	26,978	(96)%	(96)%
(Gain) loss on sale of property and other, net	(65)	(681)	90%	91%
Share of income of equity method investments	(377)	(871)	57%	58%
Foreign exchange (gain) loss, net (2)	5,481	(13,013)	n/m	n/m
Share of equity method investments adjusted EBITDA	1,740	1,868	(7)%	(10)%
Share-based compensation expense	8,039	5,846	38%	33%
Expenses related to shareholder activism (3)	1,885	—	n/m	n/m
Expenses related to evaluation of certain strategic transactions (4)	1,494	—	n/m	n/m
Adjusted EBITDA	$19,300	$20,127	(4)%	(7)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended March 31, 2024 and April 2, 2023 - Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
Primarily relating to professional service fees related to shareholder activism response.
(4)
Primarily relating to third party advisory expenses incurred by the Company’s independent special committee in respect of the evaluation of certain strategic transactions.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 13 Weeks Ended
	March 31, 2024	April 2, 2023	Change %	April 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$(25,083)	$962	n/m	$(2,899)	n/m
General and administrative	34,372	30,574	12%	31,675	9%
Pre-opening expenses	5,754	4,994	15%	5,174	11%
Depreciation and amortization	25,744	24,464	5%	25,345	2%
Share-based compensation	8,039	5,846	38%	6,057	33%
Foreign exchange (gain) loss, net	5,481	(13,013)	n/m	(13,482)	n/m
Other, net	3,243	1,029	n/m	1,066	n/m
Non-House membership revenues	(9,519)	(8,636)	(10)%	(8,947)	(6)%
Other revenues	(52,554)	(55,883)	6%	(57,291)	8%
Other operating expenses	53,967	56,381	(4)%	58,412	(8)%
House-Level Contribution	$49,444	$46,718	6%	$45,110	10%
Operating income (loss) margin	(10)%	0%		0%
House-Level Contribution Margin	25%	24%		24%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	March 31, 2024	April 2, 2023	Change %	April 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$100,191	$83,248	20%	$84,806	18%
Less: Non-House membership revenues	(9,519)	(8,636)	(10)%	(8,947)	(6)%
Add: In-House revenues	110,401	116,078	(5)%	118,409	(7)%
Total House revenues	201,073	190,690	5%	194,268	4%
Less: in-House operating expenses	151,629	143,972	5%	149,158	2%
House-Level Contribution	$49,444	$46,718	6%	$45,110	10%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	March 31, 2024	April 2, 2023	Change %	April 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$(25,083)	$962	n/m	$(2,899)	n/m
General and administrative	34,372	30,574	12%	31,675	9%
Pre-opening expenses	5,754	4,994	15%	5,174	11%
Depreciation and amortization	25,744	24,464	5%	25,345	2%
Share-based compensation	8,039	5,846	38%	6,057	33%
Foreign exchange loss, net	5,481	(13,013)	n/m	(13,482)	n/m
Other, net	3,243	1,029	n/m	1,066	n/m
House membership revenues	(90,672)	(74,612)	(22)%	(75,859)	(20)%
In-House revenues	(110,401)	(116,078)	5%	(118,409)	7%
In-House operating expenses	151,629	143,972	5%	149,158	2%
Total Other Contribution	$8,106	$8,138	(0)%	$7,826	4%
Operating income (loss) margin	(10)%	0%		0%
Other Contribution Margin	13%	13%		13%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	March 31, 2024	April 2, 2023	Change %	April 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$9,519	$8,636	10%	$8,947	6%
Add: other revenues	52,554	55,883	(6)%	57,291	(8)%
Less: other operating expenses	53,967	56,381	(4)%	58,412	(8)%
Other Contribution	$8,106	$8,138	(0)%	$7,826	4%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of March 31, 2024, we maintained a cash and cash equivalents balance of $142 million and a restricted cash balance of $2 million.

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
(3)
from financing activities, our cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include repayments of borrowings and legal and professional fees from debt or equity related transactions as well as, from time to time, the repurchase of shares under board authorized repurchase plans.

In February 2024, we announced that our board of directors had approved a further $50 million share repurchase authorization. We have the flexibility to repurchase shares when opportunities arise. No repurchases were made in the 13 weeks ended March 31, 2024.

We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 13 Weeks Ended
	March 31, 2024	April 2, 2023
	(Unaudited, dollar amounts in thousands)
Net cash generated by (used in)
Net cash provided by (used in) operating activities	$7,488	$(12,488)
Net cash used in investing activities	(25,591)	(15,706)
Net cash (used in) provided by financing activities	(379)	(631)
Effect of exchange rates on cash and cash equivalents	(569)	1,002
Net (decrease) increase in cash and cash equivalents	$(19,051)	$(27,823)

Net Cash Used in Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 13 weeks ended March 31, 2024, we had a $7,488 inflow of cash from operating activities, which includes a net loss of $46,339, depreciation and amortization of $25,744, and a favorable net working capital change of $5,784.

For the 13 weeks ended April 2, 2023, we had a $12,488 outflow of cash from operating activities, which includes a net loss of $16,016, depreciation and amortization of $24,464, and an unfavorable net working capital change of $21,359.

Net Cash Used in Investing Activities

The primary cash inflows from investing activities include cash proceeds from the sale of assets. The primary cash outflows from investing activities include the purchase of property and equipment and intangibles.

For the 13 weeks ended March 31, 2024, we had a $25,591 outflow of cash from investing activities, primarily due to purchases of property and equipment of $21,004 and purchases of intangible assets of $4,587.

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

For the 13 weeks ended March 31, 2024, we had a $379 outflow of cash from financing activities, primarily due to the repayment of borrowings.

For the 13 weeks ended April 2, 2023, we had a $631 outflow of cash from financing activities, primarily due to distributions to noncontrolling interest.

Cash Requirements from Contractual and Other Obligations

As of March 31, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Estimates and Judgments

Management’s discussion and analysis of the financial condition and results of operations is based on the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The estimates are based on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $13 million lower and approximately $14 million higher, respectively, and Net Loss would have been approximately $4 million lower and approximately $3 million higher, respectively, for the 13 weeks ended April 2, 2023.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of March 31, 2024, we had $142 million in cash and cash equivalents on the balance sheet, $2 million of restricted cash and £70.8m undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of March 31, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in our Annual Report in Form 10-K for the fiscal year ended December 31, 2023, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2023, because of the identification of two material weaknesses identified in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements; and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls, were either not designed and in place, or not operating effectively. These material weaknesses resulted in adjustments to our financial statements and included lease accounting, income tax accounting, impairment of long-lived assets accounting, related party transactions and disclosures and balance sheet reclassifications during the course of the audit process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 13 weeks ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in section “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our Annual Report on Form 10-K. The risks described in our Annual Report Form 10-K are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soho House & Co Inc.

Date: May 10, 2024	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: May 10, 2024	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer