Form 10-Q
period 2024-06-30
Soho House & Co Inc.
filed 2024-08-09
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 194,886,205 shares outstanding, comprised of 53,385,820 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2024 (Unaudited) and December 31, 2023

	As of
(in thousands, except for par value and share data)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$151,195	161,656
Restricted cash	3,190	1,951
Accounts receivable, net	55,719	58,158
Inventories	63,746	60,768
Prepaid expenses and other current assets	131,762	112,512
Total current assets	405,612	395,045
Property and equipment, net	629,682	627,035
Operating lease assets	1,177,175	1,150,165
Goodwill	203,699	206,285
Other intangible assets, net	119,243	127,240
Equity method investments	12,159	21,695
Deferred tax assets	735	740
Other non-current assets	1,788	9,597
Total non-current assets	2,144,481	2,142,757
Total assets	$2,550,093	$2,537,802
Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$86,386	70,316
Accrued liabilities	96,044	84,815
Current portion of deferred revenue	124,137	117,129
Indirect and employee taxes payable	30,691	38,169
Current portion of debt, net of debt issuance costs	34,178	29,290
Current portion of operating lease liabilities - sites trading less than one year	656	1,721
Current portion of operating lease liabilities - sites trading more than one year	53,104	49,436
Other current liabilities	41,180	33,633
Total current liabilities	466,376	424,509
Debt, net of current portion and debt issuance costs	647,954	635,576
Property mortgage loans, net of debt issuance costs	137,242	137,099
Operating lease liabilities, net of current portion - sites trading less than one year	109,664	68,762
Operating lease liabilities, net of current portion - sites trading more than one year	1,225,158	1,234,140
Finance lease liabilities	77,688	78,481
Financing obligation	76,768	76,624
Deferred revenue, net of current portion	24,721	25,787
Deferred tax liabilities	510	1,510
Other non-current liabilities	9,831	5,941
Total non-current liabilities	2,309,536	2,263,920
Total liabilities	2,775,912	2,688,429
Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2024 (Unaudited) and December 31, 2023

	As of
(in thousands, except for par value and share data)	June 30, 2024	December 31, 2023
Shareholders’ deficit
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 65,555,465 shares issued and 54,197,300 outstanding as of June 30, 2024 and 64,208,851 shares issued and 53,741,731 outstanding as of December 31, 2023; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of June 30, 2024 and December 31, 2023	2,071	2,057
Additional paid-in capital	1,242,735	1,231,941
Accumulated deficit	(1,440,274)	(1,360,365)
Accumulated other comprehensive income	30,518	30,000
Treasury stock, at cost; 11,358,165 shares as of June 30, 2024 and 10,467,120 shares as of December 31, 2023	(66,708)	(62,000)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(231,658)	(158,367)
Noncontrolling interest	5,839	7,740
Total shareholders’ deficit	(225,819)	(150,627)
Total liabilities and shareholders’ deficit	$2,550,093	$2,537,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands except for per share data)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenues
Membership revenues	$103,584	$89,193	$203,775	$172,441
In-House revenues	128,352	125,480	238,753	241,558
Other revenues	73,210	74,250	125,764	130,133
Total revenues	305,146	288,923	568,292	544,132
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $14,895 and $12,903 for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and of $29,892 and $27,226 for the 26 weeks ended June 30, 2024 and July 2, 2023, respectively)	(162,884)	(152,353)	(314,513)	(296,325)
Other operating expenses (exclusive of depreciation and amortization of $6,522 and $7,259 for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and of $13,238 and $13,974 for the 26 weeks ended June 30, 2024 and July 2, 2023, respectively)	(68,400)	(66,226)	(122,367)	(122,607)
General and administrative expenses (exclusive of depreciation and amortization of $3,964 and $5,087 for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and of $7,995 and $8,513 for the 26 weeks ended June 30, 2024 and July 2, 2023, respectively)	(38,726)	(37,243)	(73,098)	(67,817)
Pre-opening expenses	(5,652)	(4,206)	(11,406)	(9,200)
Depreciation and amortization	(25,381)	(25,249)	(51,125)	(49,713)
Share-based compensation	(3,598)	(5,657)	(11,637)	(11,503)
Foreign exchange gain (loss), net	(5,173)	21,584	(10,654)	34,597
Other, net	(6,700)	21	(9,943)	(1,008)
Total operating expenses	(316,514)	(269,329)	(604,743)	(523,576)
Operating income (loss)	(11,368)	19,594	(36,451)	20,556
Other (expense) income
Interest expense, net	(19,989)	(22,027)	(41,188)	(40,728)
Gain (loss) on sale of property and other, net	109	(92)	174	589
Share of income (loss) of equity method investments	1,514	1,587	1,891	2,458
Total other expense, net	(18,366)	(20,532)	(39,123)	(37,681)
Income (loss) before income taxes	(29,734)	(938)	(75,574)	(17,125)
Income tax (expense) benefit	(4,441)	(1,349)	(4,940)	(1,178)
Net income (loss)	(34,175)	(2,287)	(80,514)	(18,303)
Net income (loss) attributable to noncontrolling interests	306	(357)	605	(293)
Net income (loss) attributable to Soho House & Co Inc.	$(33,869)	$(2,644)	$(79,909)	$(18,596)
Net income (loss) per share attributable to Class A and Class B common stock
Basic and diluted	$(0.17)	$(0.01)	$(0.41)	$(0.10)
Weighted-average shares outstanding:
Basic and diluted	196,258	195,662	195,987	195,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income (loss)	$(34,175)	$(2,287)	$(80,514)	$(18,303)
Other comprehensive income (loss)
Foreign currency translation adjustment	(3,560)	(15,759)	676	(22,792)
Comprehensive loss	(37,735)	(18,046)	(79,838)	(41,095)
(Income) loss attributable to noncontrolling interest	306	(357)	605	(293)
Foreign currency translation adjustment attributable to non-controlling interest	(10)	(182)	(158)	(174)
Total comprehensive income (loss) attributable to Soho House & Co Inc.	$(37,439)	$(18,585)	$(79,391)	$(41,562)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks and 26 weeks ended July 2, 2023

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders’ Deficit
As of January 1, 2023	$2,037	$1,213,086	$(1,242,412)	$54,853	$(50,000)	$(22,436)	$7,060	$(15,376)
Net income (loss)	—	—	(15,952)	—	—	(15,952)	(64)	(16,016)
Distributions to noncontrolling interests	—	—	—	—	—	—	(390)	(390)
Non-cash share-based compensation (Note 11)	4	5,673	—	—	—	5,677	—	5,677
Net change in cumulative translation adjustment	—	—	—	(7,025)	—	(7,025)	(8)	(7,033)
As of April 2, 2023	$2,041	$1,218,759	$(1,258,364)	$47,828	$(50,000)	$(39,736)	$6,598	$(33,138)
Net income (loss)	—	—	(2,644)	—	—	(2,644)	357	(2,287)
Non-cash share-based compensation (Note 11)	3	5,378	—	—	—	5,381	—	5,381
Net change in cumulative translation adjustment	—	—	—	(15,941)	—	(15,941)	182	(15,759)
As of July 2, 2023	$2,044	$1,224,137	$(1,261,008)	$31,887	$(50,000)	$(52,940)	$7,137	$(45,803)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks and 26 weeks ended June 30, 2024

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders’ Deficit

As of December 31, 2023	$2,057	$1,231,941	$(1,360,365)	$30,000	$(62,000)	$(158,367)	$7,740	$(150,627)
Net income (loss)	—	—	(46,040)	—	—	(46,040)	(299)	(46,339)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—	—	—
Non-cash share-based compensation (Note 11)	11	7,325	—	—	—	7,336	—	7,336
Net change in cumulative translation adjustment	—	—	—	4,088	—	4,088	148	4,236
As of March 31, 2024	$2,068	$1,239,266	$(1,406,405)	$34,088	$(62,000)	$(192,983)	$7,589	$(185,394)
Net income (loss)	—	—	(33,869)	—	—	(33,869)	(306)	(34,175)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,454)	(1,454)
Shares repurchased	—	—	—	—	(4,708)	(4,708)	—	(4,708)
Non-cash share-based compensation (Note 11)	3	3,469	—	—	—	3,472	—	3,472
Net change in cumulative translation adjustment	—	—	—	(3,570)	—	(3,570)	10	(3,560)
As of June 30, 2024	$2,071	$1,242,735	$(1,440,274)	$30,518	$(66,708)	$(231,658)	$5,839	$(225,819)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 26 weeks ended June 30, 2024 and July 2, 2023

	For the 26 Weeks Ended
(in thousands)	June 30, 2024	July 2, 2023
Cash flows from operating activities
Net income (loss)	$(80,514)	$(18,303)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	51,125	49,713
Non-cash share-based compensation (Note 11)	10,808	11,058
Deferred tax expense (benefit)	(2,174)	(836)
(Gain) loss on sale of property and other, net	(174)	(589)
Loss on impairment of intangible assets	4,710	—
Share of (income) loss of equity method investments	(1,891)	(2,458)
Amortization of debt issuance costs	1,390	1,461
Loss on debt extinguishment	—	3,278
PIK interest (settled), net of cash interest	19,568	18,450
Distributions from equity method investees	325	209
Foreign exchange (gain) loss, net	10,654	(34,597)
Changes in assets and liabilities:
Accounts receivable	2,216	(11,849)
Inventories	(3,337)	(5,688)
Operating leases, net	4,760	(2,428)
Other operating assets	(18,377)	(24,770)
Deferred revenue	6,793	11,920
Accounts payable and accrued and other liabilities	39,110	13,710
Net cash provided by operating activities	44,992	8,281
Cash flows from investing activities
Purchase of property and equipment	(46,804)	(33,313)
Proceeds from sale of assets	—	1,362
Purchase of intangible assets	(8,961)	(8,823)
Repayment of capital investment from equity method investee	10,706	—
Net cash used in investing activities	(45,059)	(40,774)
Cash flows from financing activities
Repayment of borrowings (Note 9)	(879)	(117,202)
Payment for debt extinguishment costs (Note 9)	—	(1,686)
Proceeds from borrowings (Note 9)	—	140,000
Payments for debt issuance costs	—	(2,822)
Principal payments on finance leases	(181)	(134)
Principal payments on financing obligation	(153)	—
Distributions to non-controlling interest	(1,454)	(390)
Purchase of treasury stock (Note 12)	(4,708)	—
Net cash (used in) provided by financing activities	(7,375)	17,766
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,780)	2,077
Net (decrease) increase in cash and cash equivalents, and restricted cash	(9,222)	(12,650)
Cash, cash equivalents and restricted cash
Beginning of period	163,607	190,043
End of period	$154,385	$177,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 26 weeks ended June 30, 2024 and July 2, 2023

	For the 26 Weeks Ended
(in thousands)	June 30, 2024	July 2, 2023
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	151,195	129,285
Restricted cash	3,190	48,108
Cash, cash equivalents and restricted cash as of June 30, 2024 and July 2, 2023	$154,385	$177,393
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$17,875	$15,889
Cash paid for income taxes	2,376	1,511
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	68,315	41,852
Acquisitions of property and equipment under finance leases	179	—
Prepaid capital expenditures	6,338	—
Accrued capital expenditures	8,277	10,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

1.
Nature of the Business

Soho House & Co Inc. is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. Our members engage with us through our global portfolio of 44 Soho Houses, 9 Soho Works Clubs, The Ned hotel sites, The LINE and Saguaro hotels, Scorpios Beach Clubs, Soho Home and our digital channels.

The consolidated entity presented is referred to herein as “SHCO”, “we”, “us”, “our”, or the “Company”, as the context requires and unless otherwise noted.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting interim information on Form 10-Q. The preparation of the financial statements in conformity with US GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. The Company's significant estimates relate to the valuation of financial instruments, equity method investments, the measurement of goodwill and intangible assets, contingent liabilities, income taxes, leases, and long-lived assets. Although the estimates have been prepared using management's best judgment and management believes that the estimates used are reasonable, actual results could differ from those estimates and such differences could be material.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The unaudited condensed consolidated financial statements include normal recurring adjustments, which in the opinion of management are necessary for the fair presentation of the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, of comprehensive loss, of changes in shareholders’ equity (deficit), and of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2023.

The results of operations for the 13- and 26-week periods ended June 30, 2024 and July 2, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

We have experienced net losses and significant cash outflows over the past years as we develop our Houses. During the 13 weeks and 26 weeks ended June 30, 2024, the Company incurred a consolidated net loss of $34 million and $81 million, respectively. During the 26 weeks ended June 30, 2024, the Company had net cash provided by operations of $45 million. As of June 30, 2024, the Company had an accumulated deficit balance of $1,440 million, cash and cash equivalents of $151 million, and a restricted cash balance of $3 million.

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks and 26 weeks ended June 30, 2024, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the timing of debt commitments within 12 months of the approval of these financial statements, and the continued availability of committed and accessible working capital to the Company.

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

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks and 26 weeks ended June 30, 2024.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

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

In August 2023, the FASB issues ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The ASU permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The Company adopted ASU 2023-02 in Q1 2024. The adoption of ASU 2023-02 did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

3.
Consolidated Variable Interest Entities

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”):

Ned-Soho House, LLP
The Ned-Soho House, LLP joint venture maintains a management agreement to operate The Ned hotel in London, which is owned by unconsolidated related parties to the Company (Refer to Note 16, Related Party Transactions for further information). Management fees are recognized in other revenues in the consolidated statements of operations. The Company has a greater economic interest in Ned-Soho House, LLP as compared to its related party venture partner and therefore the Company is determined to be the primary beneficiary.

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

	As of
(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6,402	$6,482
Accounts receivable	5,324	4,530
Inventories	8	15
Prepaid expenses and other current assets	9,774	3,404
Total current assets	21,508	14,431
Property and equipment, net	27,529	29,001
Operating lease assets	95,988	103,146
Other intangible assets, net	282	314
Other non-current assets	190	7,443
Total assets	145,497	154,335
Accounts payable	2,214	1,070
Accrued liabilities	5,280	4,050
Indirect and employee taxes payable	1,670	1,231
Current portion of debt, net of debt issuance costs	27,528	27,715
Current portion of operating lease liabilities - sites trading more than one year	5,906	6,250
Other current liabilities	8,055	6,770
Total current liabilities	50,653	47,086
Operating lease liabilities, net of current portion - sites trading more than one year	111,255	116,251
Total liabilities	161,908	163,337
Net assets (liabilities)	$(16,411)	$(9,002)

4.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. During the 13 weeks ended June 30, 2024, the Company received a payment of capital of $11 million from its Mimea XXI, S.L.U. joint venture which operates Soho House Barcelona (Spain). There have been no changes in the Company’s equity method investment ownership interests in existing entities and no new equity method investments since December 31, 2023.

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

56-60 Redchurch Street, London Joint Venture

On July 6, 2015, the Company and a related party investor (“Raycliff Partner”) formed Raycliff Red LLP (“Club Row Rooms”) to develop and operate a hotel at 58-60 Redchurch Street intended to provide additional members’ accommodation to the nearby Shoreditch House in London. This was later extended to include 56 Redchurch Street under the same terms. The Company is responsible for managing the operations of the property

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023 and the Raycliff Partner is responsible for managing the building.

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

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Revenues	$14,373	$14,233	$26,336	$25,477
Operating income (loss)	5,109	4,865	7,824	7,457
Net income (loss)(1)	3,223	3,702	3,876	5,511

(1)
The net income (loss) shown above relates entirely to continuing operations.
5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across The Americas, Europe, and Asia, which includes 42 equipment leases. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25-year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of June 30, 2024, the Company recognized right-of-use assets and lease liabilities for 162 operating leases and 3 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

The maturity of the Company’s operating and finance lease liabilities as of June 30, 2024 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2024	$77,607	$3,034
2025	159,770	6,106
2026	162,243	6,104
2027	154,311	6,081
2028	152,208	6,035
Thereafter	1,777,521	220,393
Total undiscounted lease payments	2,483,660	247,753
Present value adjustment	(1,095,078)	(170,065)
Total net lease liabilities	$1,388,582	$77,688

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Straight-line rent expense recognized as part of In-House operating expenses for operating leases was $39 million and $37 million for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $77 million and $73 million for the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

For the 13 weeks ended June 30, 2024 and July 2, 2023, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and less than $1 million, respectively, and interest expense related to finance leases of $1 million and $1 million, respectively. For the 26 weeks ended June 30, 2024 and July 2, 2023, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and $1 million, respectively, and interest expense related to finance leases of $3 million and $3 million, respectively. The Company recognized less than $1 million of variable lease payments for finance leases for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively and recognized $1 million for the 26 weeks ended June 30, 2024 and July 2, 2023.

New Houses typically have a maturation profile that commences sometime after the lease commencement date used in the determination of the lease accounting in accordance with Topic 842. The unaudited condensed consolidated balance sheets set out the operating lease liabilities split between sites trading less than one year and sites trading more than one year. “Sites trading less than one year” and “sites trading more than one year”

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023 reference sites that have been open (as measured from the date the site first accepted a paying guest) for a period less than one year from the balance sheet date and those that have been open for a period longer than one year from the balance sheet date.

The Company leases eight properties from related parties as described in Note 16, Related Party Transactions. These eight properties have a combined right-of-use asset of $160 million and $163 million reported within “Operating lease assets” in the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The related combined short term lease liability amounts to $5 million and $4 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of June 30, 2024 and December 31, 2023. The related combined long term lease liability amounts to $194 million and $196 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of June 30, 2024 and December 31, 2023, respectively. The straight-line rent recorded within “In-house operating expenses” associated with the eight related party leases amounts to $5 million and $5 million for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $11 million and $10 million for the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 26 Weeks Ended
(in thousands)	June 30, 2024	July 2, 2023
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(73,931)	$(69,301)
Interest payments for finance leases	(2,735)	(2,764)
Cash flows from financing activities:
Principal payments for finance leases	$(181)	$(134)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$68,315	$41,852
Acquisitions of property and equipment under finance leases	$179	$—

The following summarizes additional information related to operating and finance leases:

	As of
	June 30, 2024	July 2, 2023
Weighted-average remaining lease term
Finance leases	41 years	43 years
Operating leases	16 years	16 years
Weighted-average discount rate
Finance leases	7.29%	7.29%
Operating leases	7.91%	7.87%

As of June 30, 2024, the Company has entered into 13 operating lease agreements that are signed but have not commenced. Of these, 11 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. Refer to Note 16, Related Party Transactions for further information on the 2 lease agreements not commenced with related parties. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2024, 2025, 2026 and 2028. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2024, 2025, 2026 and 2028 will be $108 million, $207 million, $420 million and $390 million, respectively, with weighted-average expected lease terms of 24 years, 20 years, 22 years and 15 years for 2024, 2025, 2026 and 2028, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments, net of lease incentives, for current leases signed but not commenced, including properties where the SHD team is acting as the construction manager as of June 30, 2024:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments, net of lease incentives
Remainder of 2024	$(566)
2025	8,464
2026	14,600
2027	21,229
2028	39,801
Thereafter	1,042,426
Total undiscounted lease payments for leases signed but not commenced, net of lease incentives	$1,125,954

6.
Revenue Recognition

Disaggregated revenue disclosures for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023 are included in Note 15, Segments. Revenue from membership fees, legacy one-time registration fees, House Introduction Credits and design & build-out contracts are the primary arrangements for which revenue is recognized over time.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending June 30, 2024:

(in thousands)	Next twelve months from June 30, 2024	Future periods
Membership, registration fees and House Introduction Credits	$101,608	$24,721
Total future revenues	$101,608	$24,721

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Contract receivables	$55,719	$58,158
Contract assets	4,090	3,778
Contract liabilities	164,792	155,356

Contract receivables consist solely of Accounts receivable, net which is comprised of amounts due from customers and partners including amounts owed from sites operated under management contracts, amounts billed under design & build-out contracts and amounts due from retail wholesale partners.

Contract assets consist of accrued unbilled income related to design & build-out contracts and are recognized in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $38 million and $39 million during the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $70 million and $65 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

The Company recognized revenue relating to transactions with related parties totaling $5 million and $5 million recorded within “Other revenues” in the unaudited condensed consolidated statements of operations during the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $10 million and $9 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively. The Company recognized a receivable related to these transactions with related parties amounting to $30 million and $26 million recorded within "Accounts receivable, net" in the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. Refer to Note 16, Related Party Transactions for further information.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods (primarily for sale in our Retail business) which are externally sourced. Raw materials and service stock and supplies totaled $24 million and $27 million as of June 30, 2024 and December 31, 2023, respectively. Finished goods totaled $40 million and $34 million as of June 30, 2024 and December 31, 2023, respectively.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

The Company recognized accrued revenue relating to transactions with related parties amounting to $8 million and $9 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. Refer to Note 16, Related Party Transactions for further information.

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	June 30, 2024	December 31, 2023
Amounts owed by equity method investees	$1,388	$1,323
Prepayments and accrued income	68,186	35,688
Contract assets	4,090	3,778
Other receivables	44,238	53,067
Inventory supplier advances	13,860	18,656
Total prepaid expenses and other current assets	$131,762	$112,512

8.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	June 30, 2024	December 31, 2023
Accrued interest	$3,013	$1,309
Hotel deposits	16,366	12,628
Trade and other accruals	76,665	70,878
Total accrued liabilities	$96,044	$84,815

9.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$633,390	$615,718
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2025 (see additional description below)	27,528	27,715
Other loans (see additional description below)	21,214	21,433
	682,132	664,866
Less: Current portion of long-term debt	(34,178)	(29,290)
Total long-term debt, net of current portion	$647,954	$635,576

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Term loan, interest at 6.99%, maturing June 1, 2033	$137,242	$137,099
Total property mortgage loans	$137,242	$137,099

The weighted-average interest rate on fixed rate borrowings was 8% as of June 30, 2024 and 8% as of December 31, 2023. There were no outstanding floating rate borrowings as of June 30, 2024 or December 31, 2023.

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility refer to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. As of June 30, 2024, the facility remains undrawn with £71 million ($90 million) available to draw under this facility and £4 million ($5 million) utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of less than $1 million and less than $1 million in respect of the Revolving Credit Facility during the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $1 million and $1 million during the 26 weeks ended June 30. 2024 and July 2, 2023, respectively.

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures, following the extensions described below, at the earliest of: (a) September 29, 2025; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the lenders may determine in their sole discretion. The carrying amount of the term loan was £22 million ($28 million) and £22 million ($28 million) as of June 30, 2024 and December 31, 2023, respectively. The Company incurred interest expense of $1 million and $1 million on this facility during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively. In March 2024, this loan was subsequently extended for a further 12 months. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months).

On March 31, 2021, Soho House Bond Limited issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for an aggregate amount of up to $100 million which were issued for the full amount on March 9, 2022 (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $15 million and $13 million during the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $27 million and $25 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of June 30, 2024	Applicable interest rate as of June 30, 2024
Dean Street Loan	Great Britain pound sterling	March 2040	9,456	6.0%
Copenhagen loan	Danish krone	November 2033	3,013	8.0%
Greek Street loan	Great Britain pound sterling	January 2028	2,601	7.5%
Compagnie de Phalsbourg credit facility	Euro	January 2025	5,542	7.0%
Greek government loan	Euro	July 2025	602	3.1%

Property Mortgage Loans

In March 2014, the Company completed a freehold property acquisition of the Soho Beach House Miami Property. In May 2023, the Company refinanced the existing term loan of $55 million, interest at 5.34%, and mezzanine loan of $62 million, interest at 7.25% with a new $140 million loan agreement with JP Morgan Chase Bank, National Association and Citi Real Estate Funding Inc. This loan is secured with a recorded and insured first priority mortgage on Soho Beach House Miami Property as well as first priority security interests in all collateral related to the property. The new term loan matures in June 2033 and bears interest at 6.99%.

The Company incurred interest expense of $2 million and $5 million on the new term loan during the 13 weeks and 26 weeks ended June 30, 2024. The Company incurred interest expense of $2 million and $1 million on these property mortgage loans during the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $5 million and $3 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans as of June 30, 2024:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

(in thousands)
Remainder of 2024	$998
2025	34,724
2026	1,530
2027	640,692
2028	802
Thereafter	149,234
$827,980

10.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2024 or December 31, 2023.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the Senior Secured Notes and the property mortgage loans as of June 30, 2024 and December 31, 2023 using a discounted cash flow analysis. The fair value of the other non-current debt is estimated as of June 30, 2024 and December 31, 2023 using a discounted cash flow analysis, except for the Dean Street Loan and the Copenhagen Loan where fair value is estimated to be equal to the current carrying value of each instrument as of June 30, 2024 based on a comparison of each instrument's contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of June 30, 2024 and December 31, 2023.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2025 and thereafter:

(in thousands)	Carrying Value	Fair Value
June 30, 2024
Senior Secured Notes	$633,390	$609,351
Property mortgage loans	137,242	118,277
Other loans	21,214	20,926
	$791,846	$748,554

(in thousands)	Carrying Value	Fair Value
December 31, 2023
Senior Secured Notes	$615,718	$597,063
Property mortgage loans	137,099	117,488
Other loans	21,433	21,079
	$774,250	$735,630

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

11.
Share-Based Compensation

Equity and incentive plans

The Company operates two equity and incentive plans for the benefit of its employees and directors. In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of non-qualified stock options, SARs, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs"). The PSUs generally vest (i) upon the completion of a minimum service period and (ii) the Company's achievement of certain performance goals established at grant. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available is permitted to increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022, subject to approval by the board of directors (the "board"). As of June 30, 2024, there were 750,713 shares available for future awards. The Company granted 904,916 new RSUs and 630,158 new PSUs under the 2021 Plan during the 26 weeks ended June 30, 2024.

Modifications of awards made under the plans

In March 2024, the Company modified the exercise price for certain outstanding SARs to be $6.05 per share. As a result, the Company accounted for the modification as a Type I modification, resulting in $0.2 million of incremental fair value, which was recorded immediately as the awards were fully vested. The assumptions used in valuing SARs modified can be seen in the second table below.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

Awards outstanding under the plan

As of June 30, 2024 and December 31, 2023, there were 2,553,040 and 2,327,384 RSUs outstanding under the 2021 Plan, respectively. As of June 30, 2024 and December 31, 2023, there were 6,318,198 and 6,498,915 SARs outstanding under the 2020 Plan and 2021 Plan, respectively. As of June 30, 2024 and December 31, 2023, there were 630,158 and zero PSUs outstanding under the 2021 Plan, respectively. As of June 30, 2024 and December 31, 2023, there were zero restricted stock awards outstanding under the 2020 Plan, respectively.

Share-based compensation during the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
SARs	$482	$1,889	$1,324	$5,467
Restricted stock awards (Growth Shares)	—	432	—	864
RSUs	2,039	3,060	8,470	4,727
PSUs	951	—	1,014	—
Employer-related payroll expense(1)	126	276	829	445
Total share-based compensation expense	3,598	5,657	11,637	11,503
Tax benefit for share-based compensation expense	—	—	—	—
Share-based compensation expense, net of tax	$3,598	$5,657	$11,637	$11,503

(1)
Relates to employment related taxes, including employer national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

The weighted-average assumptions used in valuing SARs granted or modified during each period are set forth in the following table:

	For the 26 Weeks Ended June 30, 2024	For the Fiscal Year Ended December 31, 2023
Expected average life(1)	3.21 - 4.81 years	1.70 - 5.56 years
Expected volatility(2)	76%	55 - 59%
Risk-free interest rate(3)	4.17 - 4.29% %	3.54 - 5.01%
Expected dividend yield(4)	0.00%	0.00%
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

As of June 30, 2024, total compensation expense not yet recognized is as follows:

•
With respect to the unvested SARs issued under the 2020 Plan and 2021 plans, approximately $1 million, which is expected to be recognized over a weighted-average period of 0.70 years; and
•
With respect to the RSUs and PSUs issued under the 2021 Plan, approximately $12 million, which is expected to be recognized over a weighted-average period of 1.19 years.

12.
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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

The tables below present changes in each class of the Company’s common stock, as applicable:

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 1, 2023	53,722,597	141,500,385
Shares issues related to share-based compensation	368,349	—
As of April 2, 2023	54,090,946	141,500,385
Shares repurchased	336,564	—
As of July 2, 2023	54,427,510	141,500,385

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of December 31, 2023	53,741,731	141,500,385
Shares issued related to share-based compensation	1,064,054	—
As of March 31, 2024	54,805,785	141,500,385
Shares issued related to share-based compensation	282,560	—
Shares repurchased	(891,045)	—
As of June 30, 2024	54,197,300	141,500,385

Stock Repurchases

On March 18, 2022, the Company’s board and a relevant sub-committee thereof authorized and approved a stock repurchase program for up to $50 million of the then outstanding shares of the Company’s Class A common stock. Under the stock repurchase program, the Company was authorized to repurchase from time-to-time shares of its outstanding Class A common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases depended on a variety of factors, including market conditions as well as corporate and regulatory considerations. The stock repurchase program could have been suspended, modified or discontinued at any time, in accordance with relevant and applicable regulatory requirements, and the Company has had no obligation to repurchase any amount of its common stock under the program. The Company intended to make all repurchases in accordance with applicable federal securities laws, including Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Under the program, the repurchased shares were returned to the status of authorized, but unissued shares of common stock held in treasury at average cost. The repurchase plan upper limit of $50 million was met in December 2022 and as such there were no further stock repurchases under the above plan subsequent to December 2022.

On September 20, 2023, the Company repurchased 2 million shares of its Class A common stock from its Founder and director Nick Jones for $12 million. The privately negotiated transaction was approved by the board of directors. The shares are now held as treasury shares by the Company.

On February 9, 2024, the Company’s board and a relevant sub-committee authorized and approved a new stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. During the 13 weeks and 26 weeks ended June 30, 2024, the Company repurchased a total of 891,045 shares of Class A common stock for $5 million, including commissions, under the new program. The repurchased shares are held as treasury shares by the Company.

Loss Per Share

The Company computes loss per share using the two-class method. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock.

13.
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

14.
Income Taxes

For the 13 weeks and 26 weeks ended June 30, 2024, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet. Full valuation allowances have been recorded against the incremental deferred tax assets recognized for tax losses, share-based compensation, and excess interest in the U.K., U.S. and Hong Kong. The Company continues to evaluate all positive and negative evidence to evaluate the realizability of its net deferred tax assets and it is reasonably possible that there may be a change in the valuation allowance within the next twelve months. The gross unrecognized tax benefits has increased by $5 million and $5 million in the 13 weeks and 26 weeks ended June 30, 2024, respectively.

The negative effective tax rate for the 13 weeks ended June 30, 2024 was (14.94)%, compared to (143.82%) for the 13 weeks ended July 2, 2023. The negative effective tax rate for the 26 weeks ended June 30, 2024 was (6.54)% compared to (6.88%) for the 26 weeks ended July 2, 2023. The negative effective tax rate for the 13 weeks and 26 weeks ended June 30, 2024 differs from the US statutory rate of 21% primarily due to the current mix of positive and negative earnings in the various jurisdictions the Company operates in and valuation allowances which reduce the amount of tax

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023 benefit recognized on the pretax book loss. Additionally, the Company is calculating current tax charges in certain non-U.S. jurisdictions related to uncertain tax positions over a pretax book loss for the 13 and 26 weeks ended June 30, 2024 which is the primary difference as compared to the prior year.

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

The Company has carried out a preliminary assessment of the impact of this legislation for the 26 weeks ended June 30, 2024 and has concluded that these new rules are not likely to have a material impact on the Company's effective tax rate or tax payments for this period. The Company will undertake this assessment for subsequent reporting periods to monitor its compliance with the GloBE rules for fiscal 2024.

15.
Segments

The Company’s core operations comprise of Houses, hotels and restaurants across a number of territories, which are managed on a geographical basis. There is a segment managing director for each of the UK, The Americas, Europe and Rest of the World (“RoW”) who is responsible for Houses, hotels and restaurants in that region. Each operating segment manager reports directly to the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer combined. In addition to Houses, hotels and restaurants, the Company offers other products and services, such as retail, home & beauty products and services, which comprise its Retail operating segment; access to Soho Works collaboration spaces across the UK and North America, which comprise its Soho Works operating segment; and memberships for people who live in cities where physical Houses do not exist, which comprise its Cities Without Houses operating segment. The Retail, Soho Works, and Cities Without Houses operating segments also have segment managers which report directly to the CODM and are managed separately from the Houses, hotels and restaurants in each region.

The Company has identified the following three reportable segments:

•
UK,
•
The Americas, and
•
Europe and RoW.

The Company analyzed the results of the Retail, Soho Works, Soho Restaurants, and Cities Without Houses operating segments and concluded that they did not warrant separate presentation as reportable segments as they do not provide additional useful information to the readers of the financial statements. Therefore, these segments are included as part of an “All Other” category. The historical North America reportable segment has been renamed to The Americas; however, there is no change to the manner in which the segment was previously presented.

Intercompany revenues and costs among the reportable segments are not material and are accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at segment totals. Segment revenue includes revenue of certain equity method investments, which are considered stand-alone operating segments, which are therefore not included in revenues as part of these consolidated financial statements. Eliminations between segments are separately presented. Corporate results include amounts related to corporate functions such as administrative costs and professional fees. Income tax expense is managed by Corporate on a consolidated basis and is not allocated to the reportable segments.

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

The following tables present disaggregated revenue for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

	For the 13 Weeks Ended June 30, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$50,389	$29,948	$13,090	$93,427	$13,523	$106,950
In-House revenues	53,487	48,084	34,568	136,139	66	136,205
Other revenues	19,067	17,074	14,108	50,249	26,115	76,364
Total segment revenue	122,943	95,106	61,766	279,815	39,704	319,519
Elimination of equity accounted revenue	(3,388)	(1,915)	(9,070)	(14,373)	—	(14,373)
Consolidated revenue	$119,555	$93,191	$52,696	$265,442	$39,704	$305,146

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

	For the 13 Weeks Ended July 2, 2023
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$43,810	$25,481	$11,196	$80,487	$11,817	$92,304
In-House revenues	51,351	48,178	33,863	133,392	—	133,392
Other revenues	20,264	17,778	11,465	49,507	27,953	77,460
Total segment revenue	115,425	91,437	56,524	263,386	39,770	303,156
Elimination of equity accounted revenue	(3,738)	(1,939)	(8,556)	(14,233)	—	(14,233)
Consolidated revenue	$111,687	$89,498	$47,968	$249,153	$39,770	$288,923

	For the 26 Weeks Ended June 30, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$98,616	$59,016	$25,978	$183,610	$26,923	$210,533
In-House revenues	104,678	88,362	58,113	251,153	199	251,352
Other revenues	38,137	30,664	15,250	84,051	48,692	132,743
Total segment revenue	241,431	178,042	99,341	518,814	75,814	594,628
Elimination of equity accounted revenue	(7,721)	(3,550)	(15,065)	(26,336)	—	(26,336)
Consolidated revenue	$233,710	$174,492	$84,276	$492,478	$75,814	$568,292

	For the 26 Weeks Ended July 2, 2023
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$85,353	$49,178	$21,508	$156,039	$22,614	$178,653
In-House revenues	103,403	89,598	61,041	254,042	—	254,042
Other revenues	38,970	33,047	12,582	84,599	52,315	136,914
Total segment revenue	227,726	171,823	95,131	494,680	74,929	569,609
Elimination of equity accounted revenue	(7,947)	(3,595)	(13,935)	(25,477)	—	(25,477)
Consolidated revenue	$219,779	$168,228	$81,196	$469,203	$74,929	$544,132

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

The following tables present the reconciliation of reportable segment EBITDA to total consolidated segment revenue:

	For the 13 Weeks Ended June 30, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$119,555	$93,191	$52,696	$265,442	$39,704	$305,146
Total segment operating expenses	(98,175)	(63,177)	(51,889)	(213,241)	(41,698)	(254,939)
Share of equity method investments EBITDA	646	273	1,892	2,811	-	2,811
Reportable segments EBITDA	22,026	30,287	2,699	55,012	(1,994)	53,018
Unallocated corporate overhead						(10,636)
Consolidated Segmental EBITDA						42,382
Depreciation and amortization						(25,381)
Interest expense, net						(19,989)
Income tax expense						(4,441)
Gain on sale of property and other, net						109
Share of income of equity method investments						1,514
Foreign exchange						(5,173)
Pre-opening expenses						(5,652)
Non-cash rent						(4,118)
Deferred registration fees, net						465
Share of equity method investments EBITDA						(2,811)
Share-based compensation expense						(3,598)
Other expenses, net (1)						(7,482)
Net income (loss)						$(34,175)

(1) Other expenses, net include a $1 million expense related to third party advisory expenses incurred by the Company's independent special committee in request of the evaluation of certain strategic transactions and a $2 million expense incurred with respect to a strategic reorganization program of the Company's operations and support teams. The Company recognized $5 million of impairment losses on intangible assets related to the termination of two hotel management contracts.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

	For 13 Weeks Ended July 2, 2023
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$111,687	$89,498	$47,968	$249,153	$39,770	$288,923
Total segment operating expenses	(90,144)	(70,499)	(42,926)	(203,569)	(42,283)	(245,852)
Share of equity method investments EBITDA	702	298	1,840	2,840	—	2,840
Reportable segments EBITDA	22,245	19,297	6,882	48,424	(2,513)	45,911
Unallocated corporate overhead						(8,419)
Consolidated segmental EBITDA						37,492
Depreciation and amortization						(25,249)
Interest expense, net						(22,027)
Income tax expense						(1,349)
Loss on sale of property and other, net						(92)
Share of income of equity method investments						1,587
Foreign exchange						21,584
Pre-opening expenses						(4,206)
Non-cash rent						(2,105)
Deferred registration fees, net						465
Share of equity method investments EBITDA						(2,840)
Share-based compensation expense						(5,657)
Other expenses, net						110
Net income (loss)						$(2,287)

	For the 26 Weeks Ended June 30, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$233,710	$174,492	$84,276	$492,478	$75,814	$568,292
Total segment operating expenses	(191,116)	(123,392)	(87,995)	(402,503)	(81,318)	(483,821)
Share of equity method investments adjusted EBITDA	1,392	418	2,741	4,551	—	4,551
Reportable segments EBITDA	43,986	51,518	(978)	94,526	(5,504)	89,022
Unallocated corporate overhead						(21,258)
Consolidated segmental EBITDA						67,764
Depreciation and amortization						(51,125)
Interest expense, net						(41,188)
Income tax expense						(4,940)
Gain on sale of property and other, net						174
Share of income of equity method investments						1,891
Foreign exchange						(10,654)
Pre-opening expenses						(11,406)
Non-cash rent						(4,951)
Deferred registration fees, net						932
Share of equity method investments adjusted EBITDA						(4,551)
Share-based compensation expense						(11,637)
Other expenses, net(1)						(10,823)
Net loss						$(80,514)

(1) Other expenses, net include a $2 million expense related to professional service fees associated with the Company's shareholder activism response, a $2 million expense related to third party advisory expenses incurred by the Company's independent special committee in request of

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023 the evaluation of certain strategic transactions and a $2 million expense incurred with respect to a strategic reorganization program of the Company's operations and support teams. Further, the Company recognized $5 million of impairment losses on intangible assets related to the termination of two hotel management contracts.

	For 26 Weeks Ended July 2, 2023
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$219,779	$168,228	$81,196	$469,203	$74,929	$544,132
Total segment operating expenses	(173,316)	(133,783)	(76,320)	(383,419)	(80,946)	(464,365)
Share of equity method investments EBITDA	1,505	478	2,725	4,708	—	4,708
Reportable segments EBITDA	47,968	34,923	7,601	90,492	(6,017)	84,475
Unallocated corporate overhead						(18,544)
Consolidated segmental EBITDA						65,931
Depreciation and amortization						(49,713)
Interest expense, net						(40,728)
Income tax expense						(1,178)
Gain on sale of property and other, net						589
Share of income of equity method investments						2,458
Foreign exchange						34,597
Pre-opening expenses						(9,200)
Non-cash rent						(4,881)
Deferred registration fees, net						926
Share of equity method investments EBITDA						(4,708)
Share-based compensation expense						(11,503)
Other expenses, net						(893)
Net loss						$(18,303)

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of June 30, 2024 and December 31, 2023. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	June 30, 2024	December 31, 2023
Long-lived assets by geography
The Americas	$933,810	$877,071
United Kingdom	550,743	556,628
Europe	295,667	317,502
Asia	38,796	47,694
Total long-lived assets	$1,819,016	$1,798,895

16.
Related Party Transactions and Balances

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Soho House Toronto Partnership	$615	$608
Raycliff Red LLP	(6,360)	(5,669)
Mirador Barcel S.L.	(1,005)	(784)
Little Beach House Barcelona S.L.	(472)	(406)
Mimea XXI S.L.	773	715
	$(6,449)	$(5,536)

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Lease contracts with Related Parties

Through Soho Works 875 Washington, LLC, the Company is a party to a property lease agreement dated April 19, 2019, for 875 Washington Street, New York with 875 Washington Street Owner, LLC, an affiliate of Raycliff Capital, LLC controlled by a member of the board until June 20, 2024 when the member of the board stood down from their position. The handover of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years until March 31, 2036, with further options to extend. The total operating lease right-of-use asset and liability associated with this property were $33 million and $53 million, respectively, as of June 30, 2024 and $35 million and $54 million, respectively, as of December 31, 2023. The rent expense associated with this lease was $2 million and $2 million during the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $4 million and $3 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC ("Yucaipa") for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 25 years until March 31, 2040. The operating right-of-use asset and liability associated with this lease are $16 million and $20 million as of June 30, 2024, respectively, and $16 million and $21 million as of December 31, 2023, respectively. Rent expense associated with this lease totaled $1 million and $1 million for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $1 million and $1 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019, for 137 Ludlow Street, New York with 137 Ludlow Gardens LLC, an affiliate of Yucaipa. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $15 million, respectively, as of June 30, 2024 and $8 million and $15 million, respectively, as of December 31, 2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $1 million and $1 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

The Company leases the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of Yucaipa. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The operating lease right-of-use asset and liability associated with this lease were $64 million and $67 million, respectively, as of June 30, 2024 and $64 million and $68 million, respectively, as of December 31, 2023. The receivable recognized by The Company is less than $1 million and less than $1 million for as at June 30, 2024 and December 31, 2023, respectively. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $3 million and $3 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of SHCO however on June 20, 2024 the affiliate stood down from their board position with The Company. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $19 million and $22 million, respectively, as of June 30, 2024 and $20 million and $22 million, respectively, as of December 31, 2023. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $1 million and $1 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of Yucaipa, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $6 million and $6 million, respectively, as of June 30, 2024 and $6 million and $7 million, respectively as of December 31, 2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and less than $1 million and less than $1 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

The Company leases a property located at 900 Campagna Lane, Kenwood, California from Kenwood Ranch, LLC, an affiliate of Yucaipa. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has led to a receivable balance of less than $1 million and less than $1 million as of as of June 30, 2024 and December 31, 2023, respectively.

The Company leases a property located at 27984 Highway 189, Lake Arrowhead, California from RLAHI, LLC, an affiliate of Yucaipa. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has a receivable balance of less than $1 million and less than $1 million as of June 30, 2024 and December 31, 2023, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of Yucaipa, in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $14 million and $14 million, respectively, as of June 30, 2024 and $14 million and $14 million, respectively, as of December 31, 2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $1 million and $1 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023

The Company leased the Soho House Stockholm property located at Majorsgatan 5, Stockholm, Sweden from Majorsbolaget AB, an affiliate of Yucaipa, until October 2023 when ownership was transferred to a third party. The rent expense associated with this lease was $1 million for the 13 weeks ended July 2, 2023 and $2 million for the 26 weeks ended July 2, 2023.

Hotel Management agreements with Related Parties

The Company recognized management fees, development fees and cost reimbursements from the Ned-Soho House, LLP, a joint venture between the Company and an affiliate of Yucaipa, related to the operations of the Ned London. The Company recognized a receivable of $3 million and $3 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023. The Company also recorded a payable of $2 million and $2 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023. Ned-Soho House, LLP also recognized a receivable relating to Retail related revenue from Soho House brands for $2 million and $2 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023 and a payable for less than $1 million and less than $1 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023 . The accrued revenue balance for Ned-Soho House LLP associated with the fees was $7 million and $7 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023. The revenue recognized from the management fees, development fees and cost reimbursements was $1 million and $1 million during 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $2 million and $2 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. The revenue recognized from the Retail related services was less than $1 million and less than $1 million during the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company recognized management fee income from the Ned NY 28th, LLC, an affiliate of Yucaipa, related to the operations of The Ned New York, which opened in June 2022, leading to a receivable of $4 million and $3 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023. The fees totaled less than $1 million during both of the 13 weeks ended June 30, 2024 and July 2, 2023 and $1 million during both of the 26 weeks ended June 30, 2024 and July 2, 2023 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. The Ned New York also recognized a receivable, reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet, relating to Retail related revenue from Soho House brands for less than $1 million and less than $1 million for the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and less than $1 million for both the 26 weeks ended June 30, 2024 and July 2, 2023 reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company recognized management fees and cost reimbursements from Oryx Corniche Developments QPSC, an affiliates of Yucaipa, related to the operations of The Ned Doha, which opened in November 2022, leading to a receivable balance totaling $2 million and $2 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet for June 30, 2024 and December 31, 2023 and a payable balance of $1 million and less than $1 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023. The Ned Doha had an accrued revenue balance of less than $1 million and $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023. The fees totaled $1 million and $1 million during the 13 weeks ended June 30, 2024 and July 2, 2023 and $1 million and $1 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company received management fees under our hotel management contract for the operation of The LINE and Saguaro hotels from LA Wilshire Hotel LLC, Adams Morgan Hotel Owner LLC, Downtown Austin Lakeside Hotel LLC and Palm Canyon Hotel LLC as the owners of the LINE and Saguaro hotels, which are affiliates of Yucaipa. These fees led to a receivable of $8 million and $6 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023. The fees, recorded under Other Revenue, amounted to $2 million and $2 million during the 13 weeks ended June 30, 2024 and July 2, 2023 , and $5 million and $4 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

The Company recognized management fees under our studio, hotel and restaurant management contract for the operation of Redchurch Street studio space, hotel and Cecconi's from an affiliate of Raycliff Capital, LLC which was controlled by a member of the SHCO board of directors until June 20, 2024 when the member stood down from the board. The fees led to a receivable of $6 million and $6 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023. The costs invoiced to The Company lead to a payable of $4 million and $4 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023. The Company also recognized accrued income of $1 million and less than $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheet as at June 30, 2024 and December 31, 2023. The fees totaled less than $1 million and less than $1 million during the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

Design Service Management Agreements with Related Parties

Fees from the provision of Soho House Design services to affiliates, Oryx Corniche Developments QPSC and Majorsbolaget AB, have led to a receivable totaling $2 million and $1 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively. The fees received from affiliates totaled less than $1 million during the 13 weeks ended June 30, 2024 and July 2, 2023 and totaled less than $1 million and $1 million for the 26 weeks ended June 30, 2024 and July 2, 2023, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. Costs incurred on behalf of Oryx Corniche Developments QPSC and Majorsbolaget AB in connection to the provision of Soho House Design services led to a receivable for $2 million and $1 million, which is reported within "Accounts receivable, net" as of June 30, 2024 and December 31, 2023 . The Soho Design services led to a payable of $1 million and nil as of June 30, 2024 and December 31, 2023 which is reported within "Accounts payable net" in the unaudited

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2024 and December 31, 2023 and for the 13 weeks and 26 weeks ended June 30, 2024 and July 2, 2023 condensed consolidated balance sheet. The Company incurred an accrued revenue balance of less than $1 million and $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023.

In September 2023, the Company repurchased 2,000,000 shares of its Class A common stock from its Founder and director Nick Jones in a privately negotiated transaction for $12 million. These shares are held by the Company as Treasury shares by the Company.

The Company reported a combined total amount related to the transactions listed above of $38 million and $35 million in current assets as of June 30, 2024 and December 31, 2023 in the unaudited condensed consolidated balance sheet reported as a combined related party receivable of $30 million and $26 million as of June 30, 2024 and December 31, 2023, respectively, reported within “Accounts receivable, net”, and accrued revenue of $8 million and $9 million as of June 30, 2024 and December 31, 2023, respectively, reported within “Prepaid expenses and other current assets.” The Company reported a combined right-of-use asset of $160 million and $163 million as of June 30, 2024 and December 31, 2023, respectively, reported within “Operating lease assets” in the unaudited condensed consolidated balance sheet.

Included in current liabilities in the unaudited condensed consolidated balance sheet are amounts due to related parties listed above of $5 million and $4 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of June 30, 2024 and December 31, 2023, respectively. The related combined long term lease liability amounts to $194 million and $196 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of June 30, 2024 and December 31, 2023, respectively. Further, the Company recognized a payable, recorded within “Accounts payable”, of $8 million and $6 million as of June 30, 2024 and December 31, 2023, respectively, related to transactions listed above.

The Company reported in the unaudited condensed consolidated statement of operations a combined amount of revenue generated from related party transactions listed above of $5 million during the 13 weeks ended June 30, 2024 and July 2, 2023, respectively, and $10 million and $9 million during the 26 weeks ended June 30, 2024 and July 2, 2023, respectively, reported in "Other revenue". The straight line rent recorded within “In-house operating expenses” associated with the related party leases listed above amounts to $5 million for the 13 weeks ended June 30, 2024 and July 2, 2023 and $11 million and $10 million for the 26 weeks ended June 30, 2024 and July 2, 2023, respectively.

The Company is party to various transactions with affiliates of Yucaipa, as identified above. Yucaipa, through its participation in the Voting Group, has significant influence over us, including control over decisions that require the approval of stockholders. The Voting Group constitutes our Founder and director Nick Jones, Richard Caring a director, and certain affiliates of Yucaipa and its Founder and our executive chairman and a director, Ron Burkle, together with their respective family members and certain affiliates.

17.
Subsequent Events

Share repurchases

Subsequent to June 30, 2024, the Company repurchased a total of 1,416,747 shares of Class A common stock for $8 million, including commissions, under the new stock repurchase program approved by the board on February 9, 2024.

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

Overview

SHCO is a global membership platform that connects a vibrant, diverse group of members from across the world. These members use the platform to both work and socialize, to connect, create, have fun and drive a positive change. The central pillar of SHCO is Soho House, which drives the majority of our membership and revenue today. A Soho House membership offers access to a network of distinctive and carefully curated Houses, across the Americas, the United Kingdom, Europe and Asia, which serve as the cornerstone of our member experience. We enhance our member experience through our digital channels, including the Soho House App and our website.

Over the last 29 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of June 30, 2024, we had approximately 264,500 members (including approximately 204,000 Soho House Members) who engage with SHCO through our global portfolio of 44 Soho Houses, 9 Soho Works, Scorpios Beach Clubs in Mykonos and Bodrum, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and The LINE and Saguaro hotels in The Americas also form part of SHCO’s wider portfolio via management agreements to operate the properties.

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

The demand for our membership is also demonstrated by our large and growing SHCO global waitlist, which as of June 30, 2024 stands at approximately 111,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

Every House annual membership fee is approximately $4,800, excluding local sales taxes, which provides access to all of our Houses globally. Our Houses attract members from every demographic, with members from “Generation Z” (27 years old and younger) and “Millennials” (28 to 43 year-olds) constituting the fastest-growing cohorts. We believe the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

This membership allows us to welcome members to our global community in new geographies where we do not have a physical House. Through this membership we are able to generate additional revenues on our existing base of Houses and gather intelligence for future growth, which we have leveraged to open new Houses in certain locations, including Bangkok, Thailand (February 2023), Mexico City, Mexico (September 2023), Portland, USA (March 2024), Sao Paulo, Brazil (June 2024) and planned future openings in places such as Manchester, United Kingdom and Milan, Italy. As of June 30, 2024, we had 11,121 CWH members across 83 cities.

•
Soho Friends

Through this membership we offer access to some physical House spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands to an audience who enjoy the Soho House offerings but do not have a Soho House Membership. Soho Friends annual membership is approximately $130 and does not provide full access to our Houses. As of June 30, 2024, we had 54,192 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House Members continue to account for the majority of visitors to our Houses and restaurants.

•
Soho Works

Soho Works provides its members with the space and resources to work alongside other like-minded individuals and businesses—facilitating connections and providing the tools to flourish. Aimed primarily at existing Soho House and Soho Friends members, with locations in LA, New York and London. Soho Works draws on the same design principles and membership ethos as Soho House, but is a space purposed entirely for work and creative collaboration. As of June 30, 2024, we had 6,320 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Adult Paying Members, a US Soho Works membership ranges from $200 to $750 per month, depending on membership type.

Scorpios Beach Club

Scorpios is a well-established globally recognized brand, focused on enriching the lives of its guests who are looking to escape from their daily lives, with two locations currently open. The original Scorpios, set in a cove on the southern tip of Mykonos, offers a one of a kind beach experience with a restaurant, terraces and daybeds, and a distinctive wellness offering. The second location, which opened in Bodrum, Turkey, in June 2024, offers similar seaside restaurant and terrace experiences, and also includes 12 bungalows equipped with private pools. We believe the Scorpios concept has significant potential to expand further, with the expectation to open a third site in Tulum, Mexico.

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader group of professional people. As of June 30, 2024, Ned’s Club London, New York and Doha had approximately 4,500 members, and expect to open a fourth site in Washington, D.C. in the next 12 months. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The hotels that are currently operational are located in Los Angeles, Washington, Austin, Palm Springs, and San Francisco, and among them offer a variety of food and beverage offerings together with approximately 1,500 hotel rooms. We receive management fees under hotel management contract for the operation of these hotels. The transaction has broadened our geographic reach in The Americas.

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

Reportable Segments

Our operations consist of three reportable segments (United Kingdom, The Americas, Europe and Rest of the World (“RoW”)) and one non-reportable segment that we present as “All Other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and stand-alone restaurants. The historical North America reportable segment has been renamed to The Americas; however, there is no change to the manner in which the segment was previously presented. Refer to Note 15, Segments in this Quarterly Report on Form 10-Q for more information on reportable segments.

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

MEMBERSHIP REVENUES. Membership Revenues are comprised of House Membership Revenues (as defined below) and Non-House Membership Revenues (as defined below). House Membership Revenues and Non-House Membership Revenues are each comprised primarily of annual membership fees and one-time registration fees which are amortized over 20 years. The one-time registration fee is no longer applicable to new members admitted from April 4, 2022; see "House Introduction Credits" below. Membership Revenues are a function of the number of members, membership mix, and membership pricing. For GAAP, we report Membership Revenues only from Houses and sites in which we own a controlling interest. Our membership pricing varies by geographic segment and membership offering and, as such, our mix of House and Soho Works club openings can affect our revenue growth and profitability over time. Prices are generally higher in The Americas and the RoW compared with the UK and Europe. Membership Revenues provide a stable and recurring source of revenues which have few direct costs and, as such, is a reliable and predictable source of cash flow.

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

HOUSE REVENUES. House Revenues is defined as Membership revenues plus In-House revenues, less Non-House Membership Revenues. Our management views House Membership Revenues and In-House Revenues as interrelated and their aggregation as important in tracking House performance. Although there is no minimum spend for any member on In-House offerings, in practice most members consume food and beverage, accommodations and other offerings at our Houses. The pricing of our In-House offerings is reflective of the fact that the significant majority of In-House offerings that generate In-House revenues are consumed by members who also pay a membership fee in relation to that House, with pricing of such In-House offerings being identical for both members and non-members.

OTHER REVENUES. Other revenues are defined as total revenues that are not realized within our Houses, including revenues from Scorpios, Soho Works and our stand-alone restaurants, procurement fees from SHD, Soho Home retail products and Cowshed services and brand license fees and other revenues from products and services that we provide outside of our Houses. Additionally, this category also includes management fees from hotel management contracts for The Ned Sites and the LINE and Saguaro hotels.

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

KEY PERFORMANCE AND OPERATING METRICS

	As of
	June 30, 2024	July 2, 2023
	(Unaudited)
Number of Soho Houses	44	41
The Americas	17	14
United Kingdom	13	13
Europe/RoW	14	14
Number of Soho House Members	204,028	176,305
The Americas	76,826	64,163
United Kingdom	72,543	65,591
Europe/RoW	43,538	38,116
All Other	11,121	8,435
Number of Other Members	60,512	71,766
The Americas	16,338	19,707
United Kingdom	36,232	43,029
Europe/RoW	7,942	9,030
Number of Total Members	264,540	248,071
Number of Active App Users	209,732	182,502

	For the 13 Weeks Ended		For the 13 Weeks Ended		For the 26 Weeks Ended		For the 26 Weeks Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	Actuals		Constant Currency(1)		Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)				(Unaudited, dollar amounts in thousands, except percentages)
Operating income (loss)	$(11,368)	$19,594	$(11,368)	$18,935	$(36,451)	$20,556	$(36,451)	$16,291
Operating loss margin	(4)%	7%	(4)%	7%	(6)%	4%	(6)%	4%
House-Level Contribution	59,572	53,242	59,572	52,960	109,016	99,960	109,016	98,161
House-Level Contribution Margin	27%	26%	27%	26%	26%	25%	26%	25%
Other Contribution	14,290	17,102	14,290	17,088	22,396	25,240	22,396	25,014
Other Contribution Margin	17%	21%	17%	21%	15%	17%	15%	17%
Adjusted EBITDA	33,349	31,756	33,349	31,983	52,649	51,883	52,649	52,993
Percentage of total revenues	11%	11%	11%	11%	9%	10%	9%	10%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 weeks ended June 30, 2024 and July 2, 2023

The following table summarizes our results of operations for the 13 weeks ended June 30, 2024 and July 2, 2023 (in thousands, except percentages):

	For the 13 Weeks Ended
	June 30, 2024	July 2, 2023		July 2, 2023 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$103,584	$89,193	16%	$89,529	16%
In-House revenues	128,352	125,480	2%	126,016	2%
Other revenues	73,210	74,250	(1)%	74,645	(2)%
Total revenues	305,146	288,923	6%	290,190	5%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(162,884)	(152,353)	(7)%	(153,442)	(6)%
Other operating expenses (exclusive of depreciation and amortization)	(68,400)	(66,226)	(3)%	(66,700)	(3)%
General and administrative expenses (exclusive of depreciation and amortization)	(38,726)	(37,243)	(4)%	(37,509)	(3)%
Pre-opening expenses	(5,652)	(4,206)	(34)%	(4,236)	(33)%
Depreciation and amortization	(25,381)	(25,249)	(1)%	(25,430)	n/m
Share-based compensation	(3,598)	(5,657)	36%	(5,697)	37%
Foreign exchange gain (loss), net	(5,173)	21,584	n/m	21,738	n/m
Other	(6,700)	21	n/m	21	n/m
Total operating expenses	(316,514)	(269,329)	(18)%	(271,255)	(17)%
Operating income (loss)	(11,368)	19,594	n/m	18,935	n/m
Other (expense) income
Interest expense, net	(19,989)	(22,027)	9%	(22,184)	10%
Gain on sale of property and other, net	109	(92)	n/m	(93)	n/m
Share of income of equity method investments	1,514	1,587	(5)%	1,598	(5)%
Total other expense, net	(18,366)	(20,532)	11%	(20,679)	11%
Income (loss) before income taxes	(29,734)	(938)	n/m	(1,744)	n/m
Income tax benefit	(4,441)	(1,349)	n/m	(1,359)	n/m
Net income (loss)	(34,175)	(2,287)	n/m	(3,103)	n/m
Net income (loss) attributable to noncontrolling interest	306	(357)	n/m	(360)	n/m
Net income (loss) attributable to Soho House & Co Inc.	$(33,869)	$(2,644)	n/m	$(3,463)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$305,146	$288,923	6%	5%
The Americas	119,555	$111,687	7%	7%
United Kingdom	93,191	$89,498	4%	3%
Europe/RoW	52,696	$47,968	10%	9%
All Other	39,704	$39,770	(0)%	(1)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$103,584	$89,193	16%	16%
The Americas	48,833	42,202	16%	16%
United Kingdom	29,948	25,481	18%	17%
Europe/RoW	11,280	9,640	17%	16%
All Other	13,523	11,870	14%	13%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 16% to $103,584 for the 13 weeks ended June 30, 2024 predominantly driven by an increase in Adult Paying Members of 13%, or 18,500, who joined after the end of the 13 weeks ended July 2, 2023. Additionally, all Soho House Adult paying fees were increased at the start of fiscal 2023, impacting members on their renewal date throughout fiscal 2023.

All Soho House Adult paying fees increased in January 2024, with in general a low single-digit price rise for existing members and a mid single-digit increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $402. This was driven by Soho Works as a result of increased membership fees in fiscal 2024, partially offset by a reduction in the number of Soho Friends members in comparison to the 13 weeks ended July 2, 2023.

The Americas segment saw an increase in membership revenues of $6,631, or 16%, due to approximately 9,600, or 17% increase in Adult Paying Soho House members year-on-year, with the opening of Soho House Sao Paulo (June, 2024), Soho House Portland (March, 2024) and Soho House Mexico City (September 2023), as well as growth across existing Houses. The impact of the membership fee increases noted also contributed to the increase in Membership revenues.

Our United Kingdom segment saw an increase in Membership revenues of $4,467, or 18% , due to approximately 3,900, or 7% increase in Adult Paying Soho House members, driven by growth in existing Houses, coupled with the impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the United Kingdom segment increased by $4,285, or 17%.

The Europe/RoW segment saw an increase in Membership revenues of $1,640, or 17%, due to approximately 2,900, or 12% increase in Adult paying members, driven by growth in existing Houses, alongside revenue impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/RoW segment increased by $1,571, or 16%.

All Other saw an increase in Membership revenues of $1,653, or 14%, predominantly driven by approximately 2,200, or 29% more CWH Adult Paying Members, offset by a decline of approximately 11,300 Non-House members in comparison to the second quarter of fiscal 2023. In constant currency, All Other Membership revenues increased by $1,568, or 13%.

In constant currency, Membership revenues increased by $14,055, or 16%.

In-House Revenues

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$128,352	$125,480	2%	2%
The Americas	52,960	50,439	5%	5%
United Kingdom	48,084	48,178	n/m	(1)%
Europe/RoW	27,308	26,863	2%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $128,352 for the 13 weeks ended June 30, 2024, an increase of $2,872 versus the comparative period in 2023. Revenues were supported by three new Houses that opened since the beginning of the 13 weeks ended July 2, 2023.

The Americas In-House revenues were $52,960 for the 13 weeks ended June 30, 2024, an increase of $2,521 versus the 13 weeks ended July 2, 2023. The region benefited from the opening of Soho House Mexico City (September 2023), Soho House Portland (March 2024) and Soho House Sao Paulo (June 2024).

In-House revenues in our United Kingdom segment saw a decrease of $94 versus the 13 weeks ended July 2, 2023. In constant currency, In-House Revenues in the United Kingdom segment saw a decrease of $438, or 1%.

The Europe/RoW segment increased in-House revenues by $445 year-on-year, driven by strong growth in certain markets like the Nordics and Asia, offset by external factors resulting in a reduction in footfall in our Tel Aviv House versus comparative period. In constant currency, In-House Revenues in the Europe/RoW segment an increase by $253.

In constant currency, In-House Revenues increased by $2,336, or 2%.

Other Revenues

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$73,210	$74,250	(1)%	(2)%
The Americas	17,828	18,993	(6)%	(6)%
United Kingdom	15,159	15,839	(4)%	(5)%
Europe/RoW	14,108	11,465	23%	22%
All Other	26,115	27,953	(7)%	(7)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $73,210 for the 13 weeks ended June 30, 2024, compared to $74,250 for the 13 weeks ended July 2, 2023, a decrease of $1,040. The decline is predominantly driven by not hosting a Coachella event this year, movement of Cowshed to a brand license deal, closure of unprofitable stand-alone restaurants, and lower design and development fees.

Other revenues in the The Americas segment decreased $1,165, or 6% versus the 13 weeks ended July 2, 2023 driven by the removal of the Coachella event in fiscal 2024 and a decline in sales in some of the stand-alone restaurants period-on-period, offset by an increase in management fees from the LINE and Saguaro business.

The United Kingdom segment saw a decrease in Other revenues of $680, or 4% versus second quarter fiscal 2023 driven by the closure of legacy stand-alone restaurants in 2023.

Other revenues in the Europe/RoW segment have increased compared to the 13 weeks ended July 2, 2023 driven by the opening of Scorpios, Bodrum (June, 2024) offset by a reduction in management fees. In constant currency, Other Revenues in the Europe/RoW segment increased by $2,561, or 22%.

Other revenues in All Other have reduced period-on-period driven by Cowshed moving to a brand license deal effective January 1, 2024, which results in recognition of royalty income in 2024 versus revenue in fiscal 2023, offset by growth in Soho Home. Additionally during the 13 weeks ended July 2, 2023, we recognized $3,000 in respect of a lease promote in our Rome property from our landlord. In constant currency, Other Revenues declined by $1,435, or 2%.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(162,884)	$(152,353)	(7)%	(6)%
Percentage of total House revenues	(73)%	(74)%
Operating income (loss)	$(11,368)	$19,594	n/m	n/m
Operating margin	(4)%	7%
House-Level Contribution	$59,572	$53,242	12%	12%
House-Level Contribution Margin	27%	26%	1%
House-Level Contribution by segment:
The Americas	$29,528	$28,127	5%	5%
United Kingdom	22,011	19,569	12%	12%
Europe/RoW	3,518	2,207	59%	58%
All Other	4,515	3,339	35%	34%
House-Level Contribution Margin by segment:
The Americas	29%	30%
United Kingdom	28%	27%
Europe/RoW	9%	6%
All Other	86%	87%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $162,884 for the 13 weeks ended June 30, 2024, an increase of $10,531. The increase is a result of the three new Houses opened since the beginning of the 13 weeks ended July 2, 2023, alongside period-on-period wage increases. In constant currency, In-House Operating Expenses increased by $9,442.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $59,572 for the 13 weeks ended June 30, 2024, compared to $53,242 for the 13 weeks ended July 2, 2023, an increase of $6,330. The increase in House-Level Contribution predominantly relates to increased Soho House membership and in-House revenues period-on-period, offset by higher in-House operating expenses.

House-Level Contribution Margin was 27% for the 13 weeks ended June 30, 2024, an increase of 1% from the prior period due to increased revenues, especially membership. The Americas was impacted by the drag of opening two new Houses in the first half of fiscal 2024.

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(68,400)	$(66,226)	(3)%	(3)%
Percentage of total other revenues	(83)%	(79)%
Operating loss	$(11,368)	$19,594	n/m	n/m
Operating loss margin	(4)%	7%
Other Contribution	$14,290	$17,102	(16)%	(16)%
Other Contribution Margin	17%	21%	(4)%
Other Contribution by segment:
The Americas	$4,753	$1,353	n/m	n/m
United Kingdom	6,474	6,337	2%	1%
Europe/RoW	1,622	3,641	(55)%	(56)%
All Other	1,441	5,771	(75)%	(75)%
Other Contribution Margin by segment:
The Americas	26%	7%
United Kingdom	41%	38%
Europe/RoW	11%	31%
All Other	4%	16%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $68,400 for the 13 weeks ended June 30, 2024, compared to $66,226 for the 13 weeks ended July 2, 2023, an increase of $2,174, or 3%. This increased spend is predominantly driven by the opening of the new Scorpios site in Bodrum and costs associated with Soho Home growth, offset by the permanent closure of our operations at The Hoxton (July 2023), removal of the Coachella event, as well as Cowshed moving to a brand licensing deal effective January 1, 2024. In constant currency, Other Operating Expenses increased by $1,700, or 3%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $14,290 for the 13 weeks ended June 30, 2024, compared to $17,102 for the 13 weeks ended July 2, 2023, a decrease of $2,812. Other Contribution Margin was 17% for the 13 weeks ended June 30, 2024, a decrease of 4% compared to the 13 weeks ended July 2, 2023. Other Contribution partially fell because we recognized $3,000 in respect of a lease promote in our Rome property from our landlord in the 13 weeks ended July 2, 2023.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	$38,726	$37,243	4%	3%
Percentage of total revenues	13%	13%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $38,726 for the 13 weeks ended June 30, 2024, compared with $37,243 for the 13 weeks ended July 2, 2023, an increase of $1,483, or 4%. The increase was driven by the cost of headcount to support business expansion, including three new Soho Houses and Scorpios Bodrum opened since the comparative period, offset by initiatives to streamline support functions.

In constant currency, General and Administrative Expenses increased by $1,217, or 3%.

Pre-opening Expenses

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$5,652	$4,206	34%	33%
Percentage of total revenues	2%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $5,652 for the 13 weeks ended June 30, 2024, driven predominately by the costs associated with the opening of Scorpios Bodrum as well as Soho House Sao Paulo. This is compared to $4,206 in the 13 weeks ended July 2, 2023, with the increase driven largely by the characteristics of fiscal 2024 Houses openings in comparison to fiscal 2023. In constant currency pre-opening expenses increased by 33%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$25,381	$25,249	1%	n/m
Percentage of total revenues	8%	9%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $25,381 for the 13 weeks ended June 30, 2024, an increase of $132, or 1%, from the 13 weeks ended July 2, 2023. The increase period-on-period was driven predominately by increases from 2023/2024 Houses and spend in IT to support key membership and compliance initiatives offset by a reduction across Soho Works sites. In constant currency, depreciation and amortization expenses decreased by $49, or n/m.

Other Expenses

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$3,598	$5,657	(36)%	(37)%
Percentage of total revenues	1%	2%
Foreign exchange (gain) loss , net	$5,173	$(21,584)	n/m	n/m
Percentage of total revenues	2%	(7)%
Other, net	$6,700	$(21)	n/m	n/m
Percentage of total revenues	2%	(0)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $2,059 to $3,598 for the 13 weeks ended June 30, 2024, primarily due to a number of SARs granted prior to the IPO fully vesting in the 13 weeks ended July 2, 2023.

Foreign exchange (gain) loss, net which is unrealized and non-cash in nature, moved from a gain of $21,584 to a loss of $5,173 for the 13 weeks ended June 30, 2024, primarily driven by foreign exchange revaluation of our borrowings.

Other expense increased by $6,721 to $6,700 for the 13 weeks ended June 30, 2024, primarily due to the recognition of impairment losses on intangible assets related to the termination of two hotel management contracts of $4,710, alongside $2,114 incurred as part of a strategic reorganization program of our operations and support teams and $930 of expenses incurred with respect to the evaluation of certain strategic transactions by our independent special committee. These were partially offset by $1,000 arising from a lease termination in the period.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$19,989	$22,027	(9)%	(10)%
Percentage of total revenues	7%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $19,989 for the 13 weeks ended June 30, 2024, a decrease of $2,038, or 9%, to the 13 weeks ended July 2, 2023. This reduction is primarily driven by the loss on extinguishment of debt incurred following the refinancing of Soho Beach House Miami in May 2023. In constant currency, net interest decreased by $2,195 or 10%.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$33,349	$31,756	5%	4%
Percentage of total revenues	11%	11%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $33,349 for the 13 weeks ended June 30, 2024, in comparison to $31,756 for the 13 weeks ended July 2, 2023, an increase of $1,593. The increase is driven by higher membership revenues from both Soho House and Non-House members versus the comparative period as well as higher In-House revenues. These were partially offset by an increase in General and Administrative and Operating expenses, partially resulting from new House openings. In constant currency, adjusted EBITDA increased by $1,366 or 4%.

Comparison of the 26 weeks ended June 30, 2024 and July 2, 2023

The following table summarizes our results of operations for the 26 weeks ended June 30, 2024 and July 2, 2023 (in thousands, except percentages):

	For the 26 Weeks Ended
	June 30, 2024	July 2, 2023		July 2, 2023 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$203,775	$172,441	18%	$174,372	17%
In-House revenues	238,753	241,558	(1)%	244,549	(2)%
Other revenues	125,764	130,133	(3)%	132,152	(5)%
Total revenues	568,292	544,132	4%	551,073	3%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(314,513)	(296,325)	(6)%	(302,667)	(4)%
Other operating expenses (exclusive of depreciation and amortization)	(122,367)	(122,607)	0%	(125,231)	2%
General and administrative expenses	(73,098)	(67,817)	(8)%	(69,268)	(6)%
Pre-opening expenses	(11,406)	(9,200)	(24)%	(9,397)	(21)%
Depreciation and amortization	(51,125)	(49,713)	(3)%	(50,777)	(1)%
Share-based compensation	(11,637)	(11,503)	(1)%	(11,749)	1%
Foreign exchange gain (loss), net	(10,654)	34,597	n/m	35,337	n/m
Other, net	(9,943)	(1,008)	n/m	(1,030)	n/m
Total operating expenses	(604,743)	(523,576)	(16)%	(534,782)	(13)%
Operating income (loss)	(36,451)	20,556	n/m	16,291	n/m
Other (expense) income
Interest expense, net	(41,188)	(40,728)	(1)%	(41,600)	1%
Gain on sale of property and other, net	174	589	(70)%	602	(71)%
Share of income of equity method investments	1,891	2,458	(23)%	2,511	(25)%
Total other expense, net	(39,123)	(37,681)	(4)%	(38,487)	(2)%
Income (loss) before income taxes	(75,574)	(17,125)	n/m	(22,196)	n/m
Income tax expense	(4,940)	(1,178)	n/m	(1,203)	n/m
Net income (loss)	(80,514)	(18,303)	n/m	(23,399)	n/m
Net (income) loss attributable to noncontrolling interest	605	(293)	n/m	(299)	n/m
Net income (loss) attributable to Soho House & Co Inc.	$(79,909)	$(18,596)	n/m	$(23,698)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$568,292	$544,132	4%	3%
The Americas	233,710	219,779	6%	6%
United Kingdom	174,492	168,228	4%	2%
Europe/RoW	84,276	81,196	4%	2%
All Other	75,814	74,929	1%	(1)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$203,775	$172,441	18%	17%
The Americas	95,485	82,196	16%	16%
United Kingdom	59,016	49,178	20%	17%
Europe/RoW	22,351	18,453	21%	19%
All Other	26,923	22,614	19%	17%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 18% (17% constant currency) to $203,775 for the 26 weeks ended June 30, 2024, predominantly driven by an increase in Adult Paying Members of 13%, or 18,500, who joined after the end of the 26 weeks ended July 2, 2023. Additionally, all Soho House Adult paying fees were increased at the start of fiscal 2023, impacting members on their renewal date throughout fiscal 2023.

All Soho House Adult paying fees increased in January 2024, with in general a low single-digit price rise for existing members and a mid single-digit increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $1,285, this was driven by Soho Works as a result of increased membership fees in fiscal

2024. This was offset slightly by a reduction in the number of Soho Friends members in comparison to the end of the 26 weeks ended July 2, 2023.

The Americas segment saw an increase in revenues of $13,289, or 16% , due to approximately 9,600, or 17% increase in Adult Paying Soho House members year-on-year, with the opening of Soho House Sao Paulo (June 2024), Soho House Portland (March 2024) and Soho House Mexico City (September 2023), as well as growth across existing Houses. The impact of the membership fee increases noted also contributed to the increase in Membership revenues.

Our United Kingdom segment saw an increase in Membership revenues of $9,838, or 20% (17% constant currency), due to approximately 3,900, or 7% increase in Adult Paying Soho House members, driven by growth in existing Houses, coupled with the impact of the House membership fee increases as noted above.

The Europe/RoW segment saw an increase in Membership revenues of $3,898, or 21% (19% constant currency), due to approximately 2,900, or 12% increase in Adult paying members, as well as the revenue impact of the House membership fee increases as noted above.

Membership revenue reported under All Other above saw an increase predominantly driven by over 2,200, or 29% more CWH Adult Paying Members, offset by a decline of approximately 11,300 Non-House members in comparison to the second quarter of fiscal 2023.

In constant currency, Membership revenues increased by $29,403, or 17%.

In-House Revenues

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$238,753	$241,558	(1)%	(2)%
The Americas	103,716	101,800	2%	2%
United Kingdom	88,362	89,598	(1)%	(3)%
Europe/RoW	46,675	50,160	(7)%	(9)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $238,753 for the 26 weeks ended June 30, 2024, a decrease of $2,805 versus the 26 weeks ended July 2, 2023. The performance was driven by macroeconomic trends adversely impacting all regions, these trends have improved throughout the period. Revenues were supported by three new Houses that opened since the beginning of the second quarter fiscal 2023.

Our Americas segment saw an increase in In-House revenues versus the comparable period. The region saw slightly weaker like-for-like In-House performance offset by the opening of Soho House Mexico City (September 2023), Soho House Portland (March 2024) and Soho House Sao Paulo (June 2024).

In-House revenues in our United Kingdom segment saw a reduction driven by lower like-for-like food and beverage sales. White City House was impacted by the closure of its rooftop for 11 weeks in the period due to refurbishments, which decreased In-House revenues in this segment.

The Europe/RoW segment saw a decrease of In-House revenues year-on-year, driven by external factors such as a reduction in footfall in our Tel Aviv House versus comparative period, alongside room revenue declines across certain Houses. In addition, during the 26 weeks ended July 2, 2023, we recognized approximately $1,800 from the Dutch government related to COVID-19 subsidies and approximately $1,100 from a settlement to recover costs incurred on behalf of a former development partner in connection with a proposed European House opening, which impacts comparatives in Europe. This was offset slightly by the opening of Soho House Bangkok (February 2023).

In constant currency, In-House Revenues decreased by $5,796, a decrease of 2%,

Other Revenues

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$125,764	$130,133	(3)%	(5)%
The Americas	34,708	35,784	(3)%	(3)%
United Kingdom	27,114	29,452	(8)%	(10)%
Europe/RoW	15,250	12,582	21%	19%
All Other	48,692	52,315	(7)%	(9)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $125,764 for the 26 weeks ended June 30, 2024, compared to $130,133 for the 26 weeks ended July 2, 2023, a decrease of $4,369. The decline is driven by the movement of Cowshed to a brand license deal effective January 1, 2024, closure of unprofitable stand-alone restaurants, weaker townhouse and stand-alone restaurant sales and removal of the Coachella event, offset by Soho Home growth and the opening of Scorpios Bodrum (June 2024).

Additionally, we recognized approximately $3,000 in respect of a lease promote in our Rome property from our landlord in the 26 weeks ended July 2, 2023.

In constant currency, Other Revenues decreased by $6,388, a decrease of 5%.

In-House Operating Expenses and House-Level Contribution

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(314,513)	$(296,325)	(6)%	(4)%
Percentage of total House revenues	(74)%	(75)%
Operating income (loss)	$(36,451)	$20,556	n/m	n/m
Operating margin	(6)%	4%
House-Level Contribution	$109,016	$99,960	9%	11%
House-Level Contribution Margin	26%	25%	1%
House-Level Contribution by segment:
The Americas	$60,836	$56,070	9%	9%
United Kingdom	37,960	34,351	11%	8%
Europe/RoW	1,673	3,721	(55)%	(56)%
All Other	8,547	5,818	47%	44%
House-Level Contribution Margin by segment:
The Americas	31%	31%
United Kingdom	26%	25%
Europe/RoW	2%	5%
All Other	82%	81%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $314,513 for the 26 weeks ended June 30, 2024, an increase of $18,188, driven by four additional House openings and increased wage, energy and rent costs year-on-year. In constant currency, In-House Operating Expenses increased by $11,846.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $109,016 for the 26 weeks ended June 30, 2024, compared to $99,960 for the 26 weeks ended July 2, 2023, an increase of $9,056. The increase in House-Level Contribution predominantly relates to increased Soho House membership revenues period-on-period.

House-Level Contribution Margin was 26% for the 26 weeks ended June 30, 2024, an increase of 1% from the prior period due to increased membership revenues, compared to the prior period, partially offset by the dilutive impact of four new Houses.

Other Operating Expenses and Other Contribution

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(122,367)	$(122,607)	0%	2%
Percentage of total other revenues	(85)%	(83)%
Operating loss	$(36,451)	$20,556	n/m	n/m
Operating loss margin	(6)%	4%
Other Contribution	$22,396	$25,240	(11)%	(10)%
Other Contribution Margin	15%	17%	(2)%	19%
Other Contribution by segment:
The Americas	$8,474	$5,082	67%	67%
United Kingdom	10,053	11,177	(10)%	(12)%
Europe/RoW	1,230	3,014	(59)%	(60)%
All Other	2,639	5,967	(56)%	(57)%
Other Contribution Margin by segment:
The Americas	24%	14%
United Kingdom	35%	36%
Europe/RoW	8%	23%
All Other	4%	9%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $122,367 for the 26 weeks ended June 30, 2024, compared with $122,607 for the 26 weeks ended July 2, 2023, a decrease of $240. This decrease is attributable to the fact that the Coachella event was not held during the current period and the permanent closure of all but one of our Soho Restaurants, which excludes Cecconi's, at the start of fiscal 2023 and the closure of The Hoxton, Shoreditch (July 2023), offset by increased trade volume in Soho Home from additional sites and online year-on-year sales growth. In constant currency, Other Operating Expenses decreased by $2,864, or 2%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $22,396 for the 26 weeks ended June 30, 2024, compared to $25,240 for the 26 weeks ended July 2, 2023, a reduction of $2,844. While Non-House Membership Revenues have increased, this increase was offset by design and development fees in the 26 weeks ended July 2, 2023 and the recognition of $3,000 in respect of a lease promote in our Rome property from our landlord.

Other Contribution Margin was 15% for the 26 weeks ended June 30, 2024, a decrease of 2% compared to the 26 weeks ended July 2, 2023, as the revenue decline relating to the closure of legacy stand-alone restaurants was offset by higher Soho Home contribution, alongside growth in Non-House Membership Revenues period-on-period.

General and Administrative Expenses

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	$73,098	$67,817	8%	6%
Percentage of total revenues	13%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $73,098 for the 26 weeks ended June 30, 2024, compared with $67,817 for the 26 weeks ended July 2, 2023, an increase of $5,281, or 8%. The increase was driven considerably by the cost of headcount to support business expansion, including four new Soho Houses opened since the comparative period.

In constant currency, General and Administrative Expenses had an increase of $3,830, or 6%.

Pre-opening Expenses

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$11,406	$9,200	24%	21%
Percentage of total revenues	2%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $11,406 for the 26 weeks ended June 30, 2024. The increase of $2,206 in comparison to $9,200 for the 26 weeks ended July 2, 2023, is driven by the opening of Soho House Portland, Scorpios Bodrum and Soho House Sao Paulo in the first half of fiscal 2024. In constant currency, Pre-opening expenses increased by 2,009, or 21%.

Depreciation and Amortization

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$51,125	$49,713	3%	1%
Percentage of total revenues	9%	9%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $51,125 for the 26 weeks ended June 30, 2024, an increase of $1,412, or 3%, from the 26 weeks ended July 2, 2023.This increase was primarily driven by amortization of capitalized IT development costs, as well as depreciation associated with new Soho Houses or refurbished Houses, this was offset by a reduction on Soho Works sites. In constant currency, depreciation and amortization expenses increased by $348, or 1%.

Other Expenses

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$11,637	$11,503	1%	(1)%
Percentage of total revenues	2%	2%
Foreign exchange (gain) loss , net	$10,654	$(34,597)	n/m	n/m
Percentage of total revenues	2%	(6)%
Other, net	$9,943	$1,008	n/m	n/m
Percentage of total revenues	2%	0%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense increased by $134 to $11,637 for the 26 weeks ended June 30, 2024, primarily reflecting a number of SARs granted prior to the IPO fully vesting in the 26 weeks ended July 2, 2023, offset by an increase of RSU granted in the 26 weeks ended June 30, 2024.

Foreign exchange (gain) loss, net, which is unrealized and non-cash in nature, moved by $45,251 from a gain of $34,597 to a loss of $10,654 for the 26 weeks ended June 30, 2024, primarily driven by foreign exchange revaluation of our borrowings.

Other expenses increased by $8,935 to $9,943 for the 26 weeks ended June 30, 2024, primarily due to $1,885 for one-time expenses related to shareholder activism, $2,424 of expenses incurred with respect to the evaluation of certain strategic transactions by our independent special committee and $2,114 incurred with respect to a strategic reorganization program of our operations and support teams. In addition, we recognized impairment losses on intangible assets related to the termination of two hotel management contracts of $4,710. These were partially offset by $1,000 in the period arising from a lease termination fee.

Interest Expense, Net

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$41,188	$40,728	1%	(1)%
Percentage of total revenues	7%	7%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Interest Expense, net was $41,188 for the 26 weeks ended June 30, 2024, an increase of $460, or 1%, to the 26 weeks ended July 2, 2023, driven by the higher interest rate and principal on the Soho Beach House Miami loan post refinancing and the higher principal amount on our Senior Secured Notes due to the compounding of this debt, offset by the loss on extinguishment of debt incurred following the refinancing of Soho Beach House Miami in May 2023. In constant currency, net interest decreased by $412, a decrease of 1%.

Adjusted EBITDA

	For the 26 Weeks Ended		Percent Change
	June 30, 2024	July 2, 2023	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$52,649	$51,883	1%	(1)%
Percentage of total revenues	9%	10%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $52,649 for the 26 weeks ended June 30, 2024, in comparison to $51,883 for the 26 weeks ended July 2, 2023, an increase of $766. The increase is driven by higher membership revenues from both Soho House and Non-House members versus the comparative period. These were partially offset by reduction in in-house and other revenue and increase in General and Administrative and Operating expenses year-on-year . In constant currency, adjusted EBITDA decreased by $344, a decrease of 1%.

Non-GAAP Financial Measures

For the 13 weeks ended June 30, 2024 and July 2, 2023

A reconciliation of Net Loss to adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	June 30, 2024 Actuals	July 2, 2023 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$(34,175)	$(2,287)	n/m	n/m
Depreciation and amortization	25,381	25,249	1%	n/m
Interest expense, net	19,989	22,027	(9)%	(10)%
Income tax benefit	4,441	1,349	n/m	n/m
EBITDA	15,636	46,338	(66)%	(66)%
(Gain) loss on sale of property and other, net	(109)	92	n/m	n/m
Share of income of equity method investments	(1,514)	(1,587)	5%	5%
Foreign exchange (gain) loss, net(2)	5,173	(21,584)	n/m	n/m
Share of equity method investments adjusted EBITDA	2,811	2,840	(1)%	(2)%
Share-based compensation expense	3,598	5,657	(36)%	(37)%
Expenses related to the evaluation of certain strategic transactions(3)	930	—	n/m	n/m
Operational reorganization and severance expense(4)	2,114	—	n/m	n/m
Impairment relating to intangible assets(5)	4,710	—	n/m	n/m
Adjusted EBITDA	$33,349	$31,756	5%	4%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended June 30, 2024 and July 2, 2023—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
Primarily relating to third party advisory expenses incurred by the Company's independent special committee in request of the evaluation of certain strategic transactions.
(4)
Expenses incurred with respect to a strategic reorganization program of the Company's operations and support teams.
(5)
The Company recognized impairment losses on intangible assets related to the termination of two hotel management contracts.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 13 Weeks Ended
	June 30, 2024	July 2, 2023	Change %	July 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$(11,368)	$19,594	n/m	$18,935	n/m
General and administrative	38,726	37,243	4%	37,509	3%
Pre-opening expenses	5,652	4,206	34%	4,236	33%
Depreciation and amortization	25,381	25,249	1%	25,430	n/m
Share-based compensation	3,598	5,657	(36)%	5,697	(37)%
Foreign exchange (gain) loss, net	5,173	(21,584)	n/m	(21,738)	n/m
Other, net	6,700	(21)	n/m	(21)	n/m
Non-House membership revenues	(9,480)	(9,078)	(4)%	(9,143)	(4)%
Other revenues	(73,210)	(74,250)	1%	(74,645)	2%
Other operating expenses	68,400	66,226	3%	66,700	3%
House-Level Contribution	$59,572	$53,242	12%	$52,960	12%
Operating income (loss) margin	(4)%	7%		7%
House-Level Contribution Margin	27%	26%		26%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	June 30, 2024	July 2, 2023	Change %	July 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$103,584	$89,193	16%	$89,529	16%
Less: Non-House membership revenues	(9,480)	(9,078)	(4)%	(9,143)	(4)%
House Membership revenues	94,104	80,115	17%	80,386	17%
Add: In-House revenues	128,352	125,480	2%	126,016	2%
Total House revenues	222,456	205,595	8%	206,402	8%
Less: In-House operating expenses	162,884	152,353	7%	153,442	6%
House-Level Contribution	$59,572	$53,242	12%	$52,960	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	June 30, 2024	July 2, 2023	Change %	July 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$(11,368)	$19,594	n/m	$18,935	n/m
General and administrative	38,726	37,243	4%	37,509	3%
Pre-opening expenses	5,652	4,206	34%	4,236	33%
Depreciation and amortization	25,381	25,249	1%	25,430	n/m
Share-based compensation	3,598	5,657	(36)%	5,697	(37)%
Foreign exchange loss, net	5,173	(21,584)	n/m	(21,738)	n/m
Other, net	6,700	(21)	n/m	(21)	n/m
House membership revenues	(94,104)	(80,115)	17%	(80,386)	(17)%
In-House revenues	(128,352)	(125,480)	(2)%	(126,016)	(2)%
In-House operating expenses	162,884	152,353	7%	153,442	6%
Total Other Contribution	$14,290	$17,102	(16)%	$17,088	(16)%
Operating income (loss) margin	(4)%	7%		7%
Other Contribution Margin	17%	21%		21%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	June 30, 2024	July 2, 2023	Change %	July 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$9,480	$9,078	4%	$9,143	4%
Add: other revenues	73,210	74,250	(1)%	74,645	(2)%
Less: other operating expenses	68,400	66,226	3%	66,700	3%
Other Contribution	$14,290	$17,102	-16%	$17,088	-16%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

For the 26 weeks ended June 30, 2024 and July 2, 2023

A reconciliation of Net Loss to adjusted EBITDA is set forth below for the periods specified:

	For the 26 Weeks Ended		Percent Change
	June 30, 2024 Actuals	July 2, 2023 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$(80,514)	$(18,303)	n/m	n/m
Depreciation and amortization	51,125	49,713	3%	1%
Interest expense, net	41,188	40,728	1%	(1)%
Income tax expense	4,940	1,178	n/m	n/m
EBITDA	16,739	73,316	(77)%	(78)%
Gain on sale of property and other, net	(174)	(589)	70%	71%
Share of income of equity method investments	(1,891)	(2,458)	23%	25%
Foreign exchange (gain) loss, net(2)	10,654	(34,597)	n/m	n/m
Share of equity method investments adjusted EBITDA	4,551	4,708	(3)%	(5)%
Share-based compensation expense	11,637	11,503	1%	(1)%
Expenses related to shareholder activism(3)	1,885	—	n/m	n/m
Expenses related to the evaluation of certain strategic transactions(4)	2,424	—	n/m	n/m
Operational reorganization and severance expense(5)	2,114	—	n/m	n/m
Impairment relating to intangible assets(6)	4,710	—	n/m	n/m
Adjusted EBITDA	$52,649	$51,883	1%	(1)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended June 30, 2024 and July 2, 2023—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
Primarily relating to professional service fees associated with the Company's shareholder activism response.
(4)
Primarily relating to third party advisory expenses incurred by the Company's independent special committee in request of the evaluation of certain strategic transactions.
(5)
Expenses incurred with respect to a strategic reorganization program of the Company's operations and support teams.
(6)
The Company recognized impairment losses on intangible assets related to the termination of two hotel management contracts.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 26 Weeks Ended
	June 30, 2024	July 2, 2023	Change %	July 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$(36,451)	$20,556	n/m	$16,291	n/m
General and administrative	73,098	67,817	8%	69,268	6%
Pre-opening expenses	11,406	9,200	24%	9,397	21%
Depreciation and amortization	51,125	49,713	3%	50,777	1%
Share-based compensation	11,637	11,503	1%	11,749	(1)%
Foreign exchange (gain) loss, net	10,654	(34,597)	n/m	(35,337)	n/m
Other, net	9,943	1,008	n/m	1,030	n/m
Non-House membership revenues	(18,999)	(17,714)	(7)%	(18,093)	(5)%
Other revenues	(125,764)	(130,133)	3%	(132,152)	5%
Other operating expenses	122,367	122,607	(0)%	125,231	(2)%
House-Level Contribution	$109,016	$99,960	9%	$98,161	11%
Operating income (loss) margin	(6)%	4%		4%
House-Level Contribution Margin	26%	25%		25%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	June 30, 2024	July 2, 2023	Change %	July 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$203,775	$172,441	18%	$174,372	17%
Less: Non-House membership revenues	(18,999)	(17,714)	(7)%	(18,093)	(5)%
House Membership revenues	184,776	154,727	19%	156,279	18%
Add: In-House revenues	238,753	241,558	-1%	244,549	(2)%
Total House revenues	423,529	396,285	7%	400,828	6%
Less: In-House operating expenses	314,513	296,325	6%	302,667	4%
House-Level Contribution	$109,016	$99,960	9%	$98,161	11%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	June 30, 2024	July 2, 2023	Change %	July 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$(36,451)	$20,556	n/m	$16,291	n/m
General and administrative	73,098	67,817	8%	69,268	6%
Pre-opening expenses	11,406	9,200	24%	9,397	21%
Depreciation and amortization	51,125	49,713	3%	50,777	1%
Share-based compensation	11,637	11,503	1%	11,749	(1)%
Foreign exchange loss, net	10,654	(34,597)	n/m	(35,337)	n/m
Other, net	9,943	1,008	n/m	1,030	n/m
House membership revenues	(184,776)	(154,727)	(19)%	(156,279)	(18)%
In-House revenues	(238,753)	(241,558)	1%	(244,549)	2%
In-House operating expenses	314,513	296,325	6%	302,667	4%
Total Other Contribution	$22,396	$25,240	(11)%	$25,014	(10)%
Operating income (loss) margin	(6)%	4%		4%
Other Contribution Margin	15%	17%		17%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	June 30, 2024	July 2, 2023	Change %	July 2, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$18,999	$17,714	7%	$18,093	5%
Add: other revenues	125,764	130,133	(3)%	132,152	(5)%
Less: other operating expenses	122,367	122,607	(0)%	125,231	(2)%
Other Contribution	$22,396	$25,240	(11)%	$25,014	(10)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of June 30, 2024, we maintained a cash and cash equivalents balance of $151 million and a restricted cash balance of $3 million.

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

(2)
from investing activities, our cash inflows include the proceeds from sale of property and equipment and distributions from equity method investments. The primary cash outflows from investing activities include the purchase of property and equipment as well as intangibles.
(3)
from financing activities, our cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include repayments of borrowings and legal and professional fees from debt or equity related transactions, as well as, from time to time the repurchase of shares under board authorized repurchase plans.

On February 9, 2024, the Company’s board and a relevant sub-committee authorized and approved a new stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. During the 13 weeks and 26 weeks ended June 30, 2024, the Company repurchased a total of 891,045 shares of Class A common stock for $5 million, including commissions, under the new program. The repurchased shares are held as treasury shares by the Company.

We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 26 Weeks Ended
	June 30, 2024	July 2, 2023
	(Unaudited, dollar amounts in thousands)
Net cash generated by (used in)
Net cash provided by (used in) operating activities	$44,992	$8,281
Net cash provided by (used in) investing activities	(45,059)	(40,774)
Net cash provided by (used in) financing activities	(7,375)	17,766
Effect of exchange rates on cash and cash equivalents	(1,780)	2,077
Net (decrease) increase in cash and cash equivalents	$(9,222)	$(12,650)

Net Cash Used in Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 26 weeks ended June 30, 2024, we had a $44,992 inflow of cash from operating activities, which includes a net loss of $80,514, depreciation and amortization of $51,125, and a favorable net working capital change of $31,165.

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

For the 26 weeks ended June 30, 2024, we had a $45,059 outflow of cash from investing activities, primarily due to purchases of property and equipment of $46,804 and purchases of intangible assets of $8,961 offset by a repayment from equity method investees of $10,706.

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

For the 26 weeks ended June 30, 2024, we had a $7,375 outflow of cash from financing activities, primarily due to the purchase of treasury stock of $4,708 and distributions to noncontrolling interest of $1,454.

For the 26 weeks ended July 2, 2023, we had a $17,766 inflow of cash from financing activities, primarily due to the repayment of borrowings of $117,202 and proceeds from borrowings of $140,000.

Cash Requirements from Contractual and Other Obligations

As of June 30, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Foreign Exchange Risk

We principally operate in the UK and The Americas, although we have significant operations in Europe. Therefore, we are exposed to reporting foreign exchange risk in Pound sterling and Euros.

We have not, to date, used any material financial instruments to mitigate our foreign exchange risk. The directors and management will keep this situation under review. As income is received and suppliers paid in respect of the UK and European operation in Pound sterling or Euros, respectively, this acts as a natural hedge against foreign exchange risk.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $8 million lower and approximately $9 million higher, respectively, and Net Loss would have been approximately $2 million lower and approximately $2 million higher, respectively, for the 13 weeks ended June 30, 2024.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $2 million higher and approximately $2 million lower, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 13 weeks ended June 30, 2024.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $29 million lower and approximately $31 million higher, respectively, and Net Loss would have been approximately $6 million lower and approximately $7 million higher, respectively, for the 26 weeks ended June 30, 2024.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $7 million higher and approximately $6 million lower, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 26 weeks ended June 30, 2024.

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

We maintain cash and cash equivalents with major financial institutions. Our cash and cash equivalents consist of bank deposits held with banks, and money market funds that, at times, exceed federally or locally insured limits. We limit our credit risk by dealing with customers, counterparties and institutions that are considered to be of high credit quality and by performing periodic evaluations of accounts receivable and investments and of the relative credit standing of our customers, counterparties and financial institutions, as applicable.

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of June 30, 2024, we had $151 million in cash and cash equivalents on the balance sheet, $3 million of restricted cash and £71 million ($90 million) undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Inflation Risk

Inflation has an impact on food, utilities, labor, rent, and other costs which materially impact operations. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of June 30, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 26 weeks ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the 13 weeks ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
April 1, 2024 through April 28, 2024	-	$-	-	$50
April 29, 2024 through May 26, 2024	-	-	-	50
May 27, 2024 through June 30, 2024	891,045	5.28	891,045	45
Total	891,045	$5.28	891,045

(1)
Includes commissions paid.
(2)
Our stock repurchase program, which was announced on February 9, 2024, allows for the repurchase of up to a total of $50 million of the Company’s Class A common stock. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 6, 2024, Nicole Avant, a Class I member of the board, notified the board of her resignation, including from her role as a member of the Audit Committee of the Board (the "Audit Committee"), effective at the end of that day. Ms. Avant's resignation was for personal reasons and is not related to any disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

Also on August 6, 2024, the board appointed Andrew Sasson, a sitting Class III member of the board, as a member of the Audit Committee, with such appointment becoming effective immediately upon Ms. Avant's resignation.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soho House & Co Inc.

Date: August 9, 2024	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: August 9, 2024	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer