Form 10-Q
period 2024-09-29
Soho House & Co Inc.
filed 2024-12-20
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

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

As of December 17, 2024, the registrant had 194,060,854 shares outstanding, comprised of 52,560,469 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2023. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of September 29, 2024 (Unaudited) and December 31, 2023

	As of
(in thousands, except for par value and share data)	September 29, 2024	December 31, 2023 (As Revised)
Assets
Current assets
Cash and cash equivalents	$142,816	$159,155
Restricted cash	3,805	1,951
Accounts receivable, net	72,530	58,089
Inventories	63,834	57,596
Prepaid expenses and other current assets	128,839	111,949
Total current assets	411,824	388,740
Property and equipment, net	629,982	621,388
Operating lease assets	1,186,154	1,152,288
Goodwill	211,866	206,285
Other intangible assets, net	121,872	127,240
Equity method investments	14,211	21,695
Deferred tax assets	777	740
Other non-current assets	2,108	9,483
Total non-current assets	2,166,970	2,139,119
Total assets	$2,578,794	$2,527,859
Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$78,757	$70,316
Accrued liabilities	125,047	86,314
Current portion of deferred revenue	119,853	113,755
Indirect and employee taxes payable	45,598	40,159
Current portion of debt, net of debt issuance costs	35,957	29,290
Current portion of operating lease liabilities - sites trading less than one year	271	1,721
Current portion of operating lease liabilities - sites trading more than one year	56,965	49,436
Other current liabilities	45,180	35,831
Total current liabilities	507,628	426,822
Debt, net of current portion and debt issuance costs	658,868	635,576
Property mortgage loans, net of debt issuance costs	137,313	137,099
Operating lease liabilities, net of current portion - sites trading less than one year	80,001	68,762
Operating lease liabilities, net of current portion - sites trading more than one year	1,268,632	1,234,140
Finance lease liabilities	82,258	78,481
Financing obligation	76,838	76,624
Deferred revenue, net of current portion	28,460	30,057
Deferred tax liabilities	691	1,510
Other non-current tax liabilities	13,198	5,941
Total non-current liabilities	2,346,259	2,268,190
Total liabilities	2,853,887	2,695,012
Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of September 29, 2024 (Unaudited) and December 31, 2023

	As of
(in thousands, except for par value and share data)	September 29, 2024	December 31, 2023 (As Revised)
Shareholders’ deficit
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,186,815 shares issued and 52,559,520 outstanding as of September 29, 2024 and 64,208,851 shares issued and 53,741,731 outstanding as of December 31, 2023; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of September 29, 2024 and December 31, 2023	2,077	2,057
Additional paid-in capital	1,245,844	1,231,941
Accumulated deficit	(1,447,815)	(1,376,532)
Accumulated other comprehensive income	(133)	29,641
Treasury stock, at cost; 13,627,295 shares as of September 29, 2024 and 10,467,120 shares as of December 31, 2023	(79,396)	(62,000)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(279,423)	(174,893)
Noncontrolling interest	4,330	7,740
Total shareholders’ deficit	(275,093)	(167,153)
Total liabilities and shareholders’ deficit	$2,578,794	$2,527,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands except for per share data)	September 29, 2024	October 1, 2023 (As Revised)	September 29, 2024	October 1, 2023 (As Revised)
Revenues
Membership revenues	$107,394	$92,049	$308,690	$262,062
In-House revenues	120,658	115,223	358,213	356,862
Other revenues	105,316	86,115	231,356	216,225
Total revenues	333,368	293,387	898,259	835,149
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $14,635 and $15,502 for the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and of $44,474 and $42,682 for the 39 weeks ended September 29, 2024 and October 1, 2023, respectively)	(158,790)	(147,231)	(474,240)	(444,658)
Other operating expenses (exclusive of depreciation and amortization of $6,943 and $6,960 for the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and of $19,734 and $20,927 for the 39 weeks ended September 29, 2024 and October 1, 2023, respectively)	(86,679)	(72,383)	(206,015)	(192,739)
General and administrative expenses (exclusive of depreciation and amortization of $4,439 and $2,041 for the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and of $12,434 and $10,553 for the 39 weeks ended September 29, 2024 and October 1, 2023, respectively)	(39,672)	(35,564)	(112,770)	(103,381)
Pre-opening expenses	(2,561)	(5,094)	(13,958)	(14,369)
Depreciation and amortization	(26,017)	(24,503)	(76,642)	(74,162)
Share-based compensation	(3,513)	(4,683)	(15,150)	(16,186)
Foreign exchange gain (loss), net	39,591	(30,698)	28,937	3,899
Loss on impairment of long-lived assets	(14,068)	—	(14,068)	—
Other, net	(3,775)	(617)	(13,738)	(1,625)
Total operating expenses	(295,484)	(320,773)	(897,644)	(843,221)
Operating income (loss)	37,884	(27,386)	615	(8,072)
Other (expense) income
Interest expense, net	(20,658)	(18,799)	(61,846)	(59,527)
Gain (loss) on sale of property and other, net	(236)	7	(62)	596
Share of income (loss) of equity method investments	1,754	1,953	3,645	4,411
Total other expense, net	(19,140)	(16,839)	(58,263)	(54,520)
Income (loss) before income taxes	18,744	(44,225)	(57,648)	(62,592)
Income tax (expense) benefit	(18,026)	(4,208)	(13,697)	(5,386)
Net income (loss)	718	(48,433)	(71,345)	(67,978)
Net (income) loss attributable to noncontrolling interests	(543)	(912)	62	(1,205)
Net income (loss) attributable to Soho House & Co Inc.	$175	$(49,345)	$(71,283)	$(69,183)
Net income (loss) per share attributable to Class A and Class B common stock
Basic	$0.00	$(0.25)	$(0.36)	$(0.35)
Diluted	0.00	(0.25)	(0.36)	(0.35)
Weighted-average shares outstanding:
Basic	194,515	196,153	195,503	195,746
Diluted	195,485	196,153	195,503	195,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	September 29, 2024	October 1, 2023 (As Revised)	September 29, 2024	October 1, 2023 (As Revised)
Net income (loss)	$718	$(48,433)	$(71,345)	$(67,978)
Other comprehensive income (loss)
Foreign currency translation adjustment	(29,785)	19,727	(29,425)	(3,183)
Comprehensive loss	(29,067)	(28,706)	(100,770)	(71,161)
(Income) loss attributable to noncontrolling interest	(543)	(912)	62	(1,205)
Foreign currency translation adjustment attributable to non-controlling interest	(396)	302	(349)	128
Total comprehensive income (loss) attributable to Soho House & Co Inc.	$(30,006)	$(29,316)	$(101,057)	$(72,238)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks and 39 weeks ended October 1, 2023

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit (As Revised)	Accumulated Other Comprehensive Income (Loss) (As Revised)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc. (As Revised)	Noncontrolling Interest (As Revised)	Total Shareholders’ Deficit (As Revised)
As of January 1, 2023	$2,037	$1,213,086	$(1,245,989)	$54,923	$(50,000)	$(25,943)	$7,060	$(18,883)
Net income (loss)	—	—	(17,305)	—	—	(17,305)	(64)	(17,369)
Distributions to noncontrolling interests	—	—	—	—	—	—	(390)	(390)
Non-cash share-based compensation (Note 11)	4	5,673	—	—	—	5,677	—	5,677
Net change in cumulative translation adjustment	—	—	—	(7,147)	—	(7,147)	(8)	(7,155)
As of April 2, 2023	$2,041	$1,218,759	$(1,263,294)	$47,776	$(50,000)	$(44,718)	$6,598	$(38,120)
Net income (loss)	—	—	(2,533)	—	—	(2,533)	357	(2,176)
Non-cash share-based compensation (Note 11)	3	5,378	—	—	—	5,381	—	5,381
Net change in cumulative translation adjustment	—	—	—	(15,937)	—	(15,937)	182	(15,755)
As of July 2, 2023	$2,044	$1,224,137	$(1,265,827)	$31,839	$(50,000)	$(57,807)	$7,137	$(50,670)
Net income (loss)	—	—	(49,345)	—	—	(49,345)	912	(48,433)
Shares repurchased (Note 12)	—	—	—	—	(12,000)	(12,000)	—	(12,000)
Non-cash share-based compensation (Note 11)	8	4,088	—	—	—	4,096	—	4,096
Net change in cumulative translation adjustment	—	—	—	20,029	—	20,029	(302)	19,727
As of October 1, 2023	$2,052	$1,228,225	$(1,315,172)	$51,868	$(62,000)	$(95,027)	$7,747	$(87,280)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks and 39 weeks ended September 29, 2024

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit (As Revised)	Accumulated Other Comprehensive Income (Loss) (As Revised)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc. (As Revised)	Noncontrolling Interest (As Revised)	Total Shareholders’ Deficit (As Revised)

As of December 31, 2023	$2,057	$1,231,941	$(1,376,532)	$29,641	$(62,000)	$(174,893)	$7,740	$(167,153)
Net income (loss)	—	—	(41,559)	—	—	(41,559)	(299)	(41,858)
Non-cash share-based compensation (Note 11)	11	7,325	—	—	—	7,336	—	7,336
Net change in cumulative translation adjustment	—	—	—	4,435	—	4,435	(57)	4,378
As of March 31, 2024	$2,068	$1,239,266	$(1,418,091)	$34,076	$(62,000)	$(204,681)	$7,384	$(197,297)
Net income (loss)	—	—	(29,899)	—	—	(29,899)	(306)	(30,205)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,454)	(1,454)
Shares repurchased	—	—	—	—	(4,708)	(4,708)	—	(4,708)
Non-cash share-based compensation (Note 11)	3	3,469	—	—	—	3,472	—	3,472
Net change in cumulative translation adjustment	—	—	—	(4,028)	—	(4,028)	10	(4,018)
As of June 30, 2024	$2,071	$1,242,735	$(1,447,990)	$30,048	$(66,708)	$(239,844)	$5,634	$(234,210)
Net income (loss)	—	—	175	—	—	175	543	718
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,243)	(2,243)
Shares repurchased (Note 12)	—	—	—	—	(12,688)	(12,688)	—	(12,688)
Non-cash share-based compensation (Note 11)	6	3,109	—	—	—	3,115	—	3,115
Net change in cumulative translation adjustment	—	—	—	(30,181)	—	(30,181)	396	(29,785)
As of September 29, 2024	$2,077	$1,245,844	$(1,447,815)	$(133)	$(79,396)	$(279,423)	$4,330	$(275,093)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 39 weeks ended September 29, 2024 and October 1, 2023

	For the 39 Weeks Ended
(in thousands)	September 29, 2024	October 1, 2023 (As Revised)
Cash flows from operating activities
Net income (loss)	$(71,345)	$(67,978)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	76,642	74,162
Non-cash share-based compensation (Note 11)	13,923	15,154
Deferred tax expense (benefit)	(1,609)	(778)
(Gain) loss on sale of property and other, net	62	(596)
Loss on impairment of long-lived assets	14,068	—
Loss on impairment of intangible assets	4,710	—
Share of (income) loss of equity method investments	(3,645)	(4,411)
Amortization of debt issuance costs	1,897	2,110
Loss on debt extinguishment	—	3,278
PIK interest	21,683	27,908
Distributions from equity method investees	796	162
Foreign exchange (gain) loss, net	(28,937)	(3,899)
Changes in assets and liabilities:
Accounts receivable	(12,553)	(22,073)
Inventories	(3,701)	2,723
Operating leases, net	(4,769)	5,558
Other operating assets	(5,299)	(25,156)
Deferred revenue	(2,778)	11,892
Accounts payable and accrued and other liabilities	63,649	10,634
Net cash provided by operating activities	62,794	28,690
Cash flows from investing activities
Purchase of property and equipment	(55,833)	(49,631)
Proceeds from sale of assets	—	1,368
Purchase of intangible assets	(12,237)	(13,989)
Repayment of capital investment from equity method investee	10,695	—
Property and casualty insurance proceeds received	—	148
Net cash used in investing activities	(57,375)	(62,104)
Cash flows from financing activities
Repayment of borrowings (Note 9)	(1,226)	(117,350)
Payment for debt extinguishment costs (Note 9)	—	(1,686)
Proceeds from borrowings (Note 9)	1,105	140,000
Payments for debt issuance costs	—	(2,822)
Principal payments on finance leases	(289)	(221)
Distributions to non-controlling interest	(3,697)	(390)
Purchase of treasury stock (Note 12)	(17,396)	(12,000)
Net cash (used in) provided by financing activities	(21,503)	5,531
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1,599	(97)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(14,485)	(27,980)
Cash, cash equivalents and restricted cash
Beginning of period	161,106	188,608
End of period	$146,621	$160,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 39 weeks ended September 29, 2024 and October 1, 2023

	For the 39 Weeks Ended
(in thousands)	September 29, 2024	October 1, 2023 (As Revised)
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	142,816	160,128
Restricted cash	3,805	500
Cash, cash equivalents and restricted cash as of September 29, 2024 and October 1, 2023	$146,621	$160,628
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$25,034	$24,004
Cash paid for income taxes	3,768	3,027
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	71,691	79,631
Acquisitions of property and equipment under finance leases	179	33
Prepaid capital expenditures	6,338	—
Accrued capital expenditures	10,173	11,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

1.
Nature of the Business

Soho House & Co Inc. is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. Our members engage with us through our global portfolio of 45 Soho Houses, 8 Soho Works Clubs, The Ned hotel sites, The LINE and Saguaro hotels, Scorpios Beach Clubs, Soho Home and our digital channels.

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

The results of operations for the 13- and 39-week periods ended September 29, 2024 and October 1, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

We have experienced net losses and significant cash outflows over the past years as we develop our Houses. During the 13 weeks and 39 weeks ended September 29, 2024, the Company reported a consolidated net income of $1 million and a consolidated net loss of $71 million, respectively. During the 39 weeks ended September 29, 2024, the Company had net cash provided by operations of $63 million. As of September 29, 2024, the Company had an accumulated deficit balance of $1,448 million, cash and cash equivalents of $143 million, and a restricted cash balance of $4 million.

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks and 39 weeks ended September 29, 2024, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the timing of debt commitments within 12 months of the approval of these financial statements, and the continued availability of committed and accessible working capital to the Company.

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

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks and 39 weeks ended September 29, 2024.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

Impairment of Other Long-Lived Assets

The Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net) during the 13 weeks and 39 weeks ended September 29, 2024. No impairment losses were recorded for the 13 weeks and 39 weeks ended October 1, 2023.

In the 13 weeks ended September 29, 2024, the Company identified a triggering impairment event due to the continued challenges in the cost of real estate and the decreased performance of various Soho Works locations in the USA. The Company performed an impairment analysis on four Soho Work sites in the United States. As a result of the third quarter of 2024 analysis, a $14 million non-cash impairment charge was recorded for these Soho Works sites. The high property costs associated with these locations being the primary factor of the asset impairment. The Company also identified a triggering impairment event in one of their UK restaurant sites. The non-cash impairment charge for the UK restaurant site was less than $1 million. The non-cash impairment charge is included in impairments of assets in the consolidated statement of operations for the 13 weeks ended September 29, 2024.

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

In March 2024, the FASB issued ASU No 2024-01, "Compensation - Stock Compensation (Topic 718): Scope application for profits interest and similar awards" ("ASU 2024-01"). This update adds an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses emerging growth company

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023 status. Early adoption is permitted. ASU 2024-01 should be applied retrospectively to all prior periods presented in the financial statements or prospectively. The Company’s is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU No 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” ("ASU 2024-03"). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures.

Revision of Prior Period Financial Statements

On November 6, 2024, the Company announced that it is replacing legacy systems with a new modernized finance Enterprise Resource Planning (“ERP”) system to support its long-term success, controls, and strategic growth initiatives. In preparation for the systems upgrade, the Company has undertaken a number of initiatives including continuing to work with external consultants to support the review and assist in strengthening its internal controls and processes including reconciliations and completing the implementation of a new ERP system for its retail business in August 2024. Further, the Company is focused on continuing to bolster its Transformation and Finance teams including by hiring a Chief Transformation Officer (November 2024) to lead the ERP system implementation and hiring a number of personnel with a higher level of knowledge and experience with the application of US GAAP, internal audit and SOX compliance.

During the 13-weeks period ended September 29, 2024, through the performance of these activities, management identified misstatements, as well as confirmed the financial statement impacts of previously identified uncorrected immaterial misstatements, in its previously issued consolidated financial statements as of and for the 52-week period ended December 31, 2023 (“Fiscal 2023”) and January 1, 2023 (“Fiscal 2022”); the unaudited condensed consolidated financial statements as of and for the 13-week periods ended March 31, 2024 (“Q1 2024”) and April 2, 2023 (“Q1 2023”); the unaudited condensed consolidated financial statements as of and for the 13-week and 26-week periods ended June 30, 2024 (“Q2 2024”) and July 2, 2023 (“Q2 2023”); and the unaudited condensed consolidated financial statements as of and for the 13-week and 39-week periods ended October 1, 2023 (“Q3 2023”). The Company believes the misstatements identified through the performance of the activities above is related to manual processes and the existing material weaknesses in our control over financial reporting as described in the most recently filed Form 10-K for the fiscal year ended December 31, 2023.

The Company assessed the materiality of the errors, both individually and in aggregate, including as out of period corrections in the current period as well as corrections to impacted prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. While correction of these adjustments as out of period corrections would be material in aggregate to the current period, the Company determined the impacts of these misstatements were not material to the financial statements for all prior periods identified and has accordingly revised the comparative amounts presented. For comparative purposes, the Company has made corrections to the consolidated financial statements and applicable notes for the prior periods presented in this Form 10-Q. Refer to Note 17, Revision of Prior Period Financial Statements, for additional information on the misstatements identified and quantification of the impact of correcting the misstatements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

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

Soho Works Limited
The Soho Works Limited (“SWL”) joint venture develops and operates Soho-branded, membership-based co-working spaces, with four sites currently in operation in the UK. The joint venture agreement relates to the UK only. The joint venture was formed on September 29, 2017, when the Company granted two unrelated individuals an option to subscribe for 30% of the issued shares of SWL. The option has not yet been exercised and, consequently, the Company has 100% economic interest in SWL. Upon exercise of the option, the Company would have 70% economic interest in SWL. The options carry voting rights such that the Company and other joint venture partners each hold 50% of the voting rights in respect of shareholder resolutions and certain reserved matters as defined in the joint venture agreement. The Company is determined to be the primary beneficiary because it has the power to direct all significant activities of the joint venture.

The following table summarizes the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated balance sheets. The obligations of the consolidated VIEs are non-recourse to the Company, and the assets of the VIEs can be used only to settle those obligations.

	As of
(in thousands)	September 29, 2024	December 31, 2023 (As Revised)
Cash and cash equivalents	$4,301	$6,482
Accounts receivable	6,898	4,530
Inventories	3	15
Prepaid expenses and other current assets	10,501	3,354
Total current assets	21,703	14,381
Property and equipment, net	28,295	29,001
Operating lease assets	100,281	103,146
Other intangible assets, net	282	314
Other non-current assets	201	7,443
Total assets	150,762	154,285
Accounts payable	3,541	1,070
Accrued liabilities	7,169	4,050
Indirect and employee taxes payable	2,144	1,231
Current portion of debt, net of debt issuance costs	29,117	27,715
Current portion of operating lease liabilities - sites trading more than one year	6,022	6,250
Other current liabilities	218	6,770
Total current liabilities	48,211	47,086
Operating lease liabilities, net of current portion - sites trading more than one year	116,223	116,251
Total liabilities	164,434	163,337
Net assets (liabilities)	$(13,672)	$(9,052)

4.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. During the 39 weeks ended September 29, 2024, the Company received a payment of capital of $11 million from its Mimea XXI, S.L.U. joint venture which operates Soho House Barcelona (Spain). There have been no changes in the Company’s equity method investment ownership interests in existing entities and no new equity method investments since December 31, 2023.

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

56-60 Redchurch Street, London Joint Venture

On July 6, 2015, the Company and a related party investor (“Raycliff Partner”) formed Raycliff Red LLP (“Club Row Rooms”) to develop and operate a hotel at 58-60 Redchurch Street intended to provide additional members’ accommodation to the nearby Shoreditch House in London. This

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023 was later extended to include 56 Redchurch Street under the same terms. The Company is responsible for managing the operations of the property and the Raycliff Partner is responsible for managing the building.

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

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenues	$15,031	$14,180	$41,367	$39,657
Operating income (loss)	4,566	4,070	12,390	11,527
Net income (loss)(1)	2,940	2,581	6,816	8,092

(1)
The net income (loss) shown above relates entirely to continuing operations.
5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across The Americas, Europe, and Asia, which includes 48 equipment leases. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25 years renewal options, with rent payments on renewal based on upward changes in inflation rates. As of September 29, 2024, the Company recognized right-of-use assets and lease liabilities for 168 operating leases and 3 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

The maturity of the Company’s operating and finance lease liabilities as of September 29, 2024 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2024	$39,735	$1,593
2025	164,403	6,451
2026	166,833	6,449
2027	158,797	6,426
2028	156,725	6,380
Thereafter	1,806,882	233,115
Total undiscounted lease payments	2,493,375	260,414
Present value adjustment	(1,087,506)	(178,156)
Total net lease liabilities	$1,405,869	$82,258

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Straight-line rent expense recognized as part of In-House operating expenses for operating leases was $43 million and $37 million for the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $120 million and $110 million for the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

For the 13 weeks ended September 29, 2024 and October 1, 2023, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and less than $1 million, respectively, and interest expense related to finance leases of $1 million and $1 million, respectively. For the 39 weeks ended September 29, 2024 and October 1, 2023, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and $1 million, respectively, and interest expense related to finance leases of $5 million and $4 million, respectively. The Company recognized less than $1 million of variable lease payments for finance leases for the 13 weeks ended September 29, 2024 and October 1, 2023 and $1 million of variable lease payments for finance leases for the 39 weeks ended September 29, 2024 and October 1, 2023.

New Houses typically have a maturation profile that commences sometime after the lease commencement date used in the determination of the lease accounting in accordance with Topic 842. The unaudited condensed consolidated balance sheets set out the operating lease liabilities split between

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023 sites trading less than one year and sites trading more than one year. “Sites trading less than one year” and “sites trading more than one year” reference sites that have been open (as measured from the date the site first accepted a paying guest) for a period less than one year from the balance sheet date and those that have been open for a period longer than one year from the balance sheet date.

The Company currently leases five properties from related parties as described in Note 16, Related Party Transactions. The five properties, as of September 29, 2024 and eight properties, as of December 31, 2023 have a combined right-of-use asset of $98 million and $194 million reported within “Operating lease assets” in the unaudited condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023, respectively. The related combined short term lease liability amounts to $3 million and $5 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of September 29, 2024 and December 31, 2023. The related combined long term lease liability amounts to $108 million and $226 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of September 29, 2024 and December 31, 2023, respectively. The straight-line rent recorded within “In-house operating expenses” associated with the five, as September 29, 2024 , and eight, as of December 31, 2023, related party leases amounts to $3 million and $6 million for the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $14 million and $18 million for the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 39 Weeks Ended
(in thousands)	September 29, 2024	October 1, 2023
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(115,293)	$(103,386)
Interest payments for finance leases	(4,196)	(4,159)
Cash flows from financing activities:
Principal payments for finance leases	$(289)	$(221)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$71,691	$79,631
Acquisitions of property and equipment under finance leases	$179	$33

The following summarizes additional information related to operating and finance leases:

	As of
	September 29, 2024	October 1, 2023
Weighted-average remaining lease term
Finance leases	41 years	42 years
Operating leases	16 years	16 years
Weighted-average discount rate
Finance leases	7.29%	7.29%
Operating leases	7.91%	7.87%

As of September 29, 2024, the Company has entered into 11 operating lease agreements that are signed but have not commenced. Of these, 9 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord. Refer to Note 16, Related Party Transactions for further information on the 2 lease agreements not commenced with related parties. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2024, 2025, 2026 and 2028. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2024, 2025, 2026 and 2028 will be $27 million, $195 million, $452 million and $390 million, respectively, with weighted-average expected lease terms of 20 years, 23 years, 25 years and 15 years for 2024, 2025, 2026 and 2028, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments, net of lease incentives, for current leases signed but not commenced, including properties where the SHD team is acting as the construction manager as of September 29, 2024:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments, net of lease incentives
Remainder of 2024	$—
2025	4,763
2026	9,322
2027	16,284
2028	41,620
Thereafter	992,323
Total undiscounted lease payments for leases signed but not commenced, net of lease incentives	$1,064,311

6.
Revenue Recognition

Disaggregated revenue disclosures for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023 are included in Note 15, Segments. Revenue from membership fees, legacy one-time registration fees, House Introduction Credits, design & build-out contracts and exclusivity & incentive fee contracts are the primary arrangements for which revenue is recognized over time.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending September 29, 2024:

(in thousands)	Next twelve months from September 29, 2024	Future periods
Revenue recognized over time	$103,267	$28,460
Total future revenues	$103,267	$28,460

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	September 29, 2024	December 31, 2023 (As Revised)
Contract receivables	$72,530	$58,089
Contract assets	3,290	3,778
Contract liabilities	164,406	156,252

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

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets), and gift vouchers. Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $28 million and $23 million during the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $85 million and $69 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

The Company recognized revenue relating to transactions with related parties totaling $5 million and $7 million recorded within “Other revenues” in the unaudited condensed consolidated statements of operations during the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $15 million and $16 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively. The Company recognized a receivable related to these transactions with related parties amounting to $28 million and $26 million recorded within "Accounts receivable, net" in the unaudited condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023. Refer to Note 16, Related Party Transactions for further information.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods (primarily for sale in our Retail business) which are externally sourced. Raw materials and service stock and supplies totaled $24 million and $27 million as of September 29, 2024 and December 31, 2023, respectively. Finished goods totaled $39 million and $31 million as of September 29, 2024 and December 31, 2023, respectively.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

The Company recognized accrued revenue relating to transactions with related parties amounting to less than $1 million and $2 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheets as of September 29, 2024 and December 31, 2023. Refer to Note 16, Related Party Transactions for further information.

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	September 29, 2024	December 31, 2023 (As Revised)
Amounts owed by equity method investees	$1,939	$1,323
Prepayments and accrued income	63,629	35,510
Contract assets	3,290	3,778
Other receivables	46,669	52,682
Inventory supplier advances	13,312	18,656
Total prepaid expenses and other current assets	$128,839	$111,949

8.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	September 29, 2024	December 31, 2023 (As Revised)
Accrued interest	$15,379	$1,309
Hotel deposits	16,166	12,628
Trade and other accruals	93,502	72,377
Total accrued liabilities	$125,047	$86,314

9.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	September 29, 2024	December 31, 2023
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$643,668	$615,718
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2025 (see additional description below)	$29,117	27,715
Other loans (see additional description below)	22,040	21,433
	694,825	664,866
Less: Current portion of long-term debt	(35,957)	(29,290)
Total long-term debt, net of current portion	$658,868	$635,576

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	September 29, 2024	December 31, 2023
Term loan, interest at 6.99%, maturing June 1, 2033	$137,313	$137,099
Total property mortgage loans	$137,313	$137,099

The weighted-average interest rate on fixed rate borrowings was 8% as of September 29, 2024 and 8% as of December 31, 2023. There were no outstanding floating rate borrowings as of September 29, 2024 or December 31, 2023.

Debt

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility refer to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. As of September 29, 2024, the facility remains undrawn with £71 million ($95 million) available to draw under this facility and £4 million ($6 million) utilized as a letter of guarantee in respect of one of the Company’s lease agreements. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of less than $1 million and less than $1 million in respect of the Revolving Credit Facility during the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $1 million and $1 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures, following the extensions described below, at the earliest of: (a) September 29, 2025; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the lenders may determine in their sole discretion. The carrying amount of the term loan was £22 million ($29 million) and £22 million ($28 million) as of September 29, 2024 and December 31, 2023, respectively. The Company incurred interest expense of $1 million and $1 million on this facility during the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $2 million and $2 million on this facility during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively. In March 2024, this loan was subsequently extended for a further 12 months. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months).

On March 31, 2021, Soho House Bond Limited issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for an aggregate amount of up to $100 million which were issued for the full amount on March 9, 2022 (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $14 million and $13 million during the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $41 million and $38 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of September 29, 2024	Applicable interest rate as of September 29, 2024
Dean Street Loan	Great Britain pound sterling	March 2040	9,885	6.0%
Copenhagen loan	Danish krone	November 2033	3,185	8.0%
Greek Street loan	Great Britain pound sterling	January 2028	2,563	7.5%
Compagnie de Phalsbourg credit facility	Euro	February 2025	5,779	7.0%
Greek government loan	Euro	July 2025	628	3.1%

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

The Company incurred interest expense of $2 million and $7 million on the new term loan during the 13 weeks and 39 weeks ended September 29, 2024. The Company incurred interest expense of $2 million and $2 million on these property mortgage loans during the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $7 million and $6 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans as of September 29, 2024:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

(in thousands)
Remainder of 2024	$1,096
2025	36,637
2026	1,614
2027	651,043
2028	844
Thereafter	149,430
$840,664

10.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 29, 2024 or December 31, 2023.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the Senior Secured Notes and the property mortgage loans as of September 29, 2024 and December 31, 2023 using a discounted cash flow analysis. The fair value of the other non-current debt is estimated as of September 29, 2024 and December 31, 2023 using a discounted cash flow analysis, except for the Dean Street Loan and the Copenhagen Loan where fair value is estimated to be equal to the current carrying value of each instrument as of September 29, 2024 based on a comparison of each instrument's contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of September 29, 2024 and December 31, 2023.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2025 and thereafter:

(in thousands)	Carrying Value	Fair Value
September 29, 2024
Senior Secured Notes	$643,668	$628,714
Property mortgage loans	137,313	118,663
Other loans	22,040	21,931
	$803,021	$769,308

(in thousands)	Carrying Value	Fair Value
December 31, 2023
Senior Secured Notes	$615,718	$597,063
Property mortgage loans	137,099	117,488
Other loans	21,433	21,079
	$774,250	$735,630

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

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of non-qualified stock options, SARs, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs"). The PSUs generally vest (i) upon the completion of a minimum service period and (ii) the Company's achievement of certain performance goals established at grant. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available is permitted to increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022, subject to approval by the board of directors (the "board"). As of September 29, 2024, there were 2,276,725 shares available for future awards. The Company granted 904,916 new RSUs and 630,158 new PSUs under the 2021 Plan during the 39 weeks ended September 29, 2024.

Modifications of awards made under the plans

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

In March 2024, the Company modified the exercise price for certain outstanding SARs to be $6.05 per share. As a result, the Company accounted for the modification as a Type I modification, resulting in $0.2 million of incremental fair value, which was recorded immediately as the awards were fully vested. The assumptions used in valuing SARs modified can be seen in the second table below.

Awards outstanding under the plan

As of September 29, 2024 and December 31, 2023, there were 1,316,961 and 2,327,384 RSUs outstanding under the 2021 Plan, respectively. As of September 29, 2024 and December 31, 2023, there were 6,177,985 and 6,498,915 SARs outstanding under the 2020 Plan and 2021 Plan, respectively. As of September 29, 2024 and December 31, 2023, there were 617,486 and zero PSUs outstanding under the 2021 Plan, respectively. As of September 29, 2024 and December 31, 2023, there were zero restricted stock awards outstanding under the 2020 Plan, respectively.

Share-based compensation during the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
SARs	$619	$1,331	$1,943	$6,798
Restricted stock awards (Growth Shares)	—	237	—	1,101
RSUs	1,969	1,762	10,439	6,489
PSUs	527	—	1,541	—
Type III modification	—	766	—	766
Employer-related payroll expense(1)	398	587	1,227	1,032
Total share-based compensation expense	3,513	4,683	15,150	16,186
Tax benefit for share-based compensation expense	—	—	—	—
Share-based compensation expense, net of tax	$3,513	$4,683	$15,150	$16,186

(1)
Relates to employment related taxes, including employer national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

The weighted-average assumptions used in valuing SARs granted or modified during each period are set forth in the following table:

	For the 39 Weeks Ended September 29, 2024	For the Fiscal Year Ended December 31, 2023
Expected average life(1)	3.21 - 4.81 years	1.70 - 5.56 years
Expected volatility(2)	76%	55 - 59%
Risk-free interest rate(3)	4.17 - 4.29% %	3.54 - 5.01%
Expected dividend yield(4)	0.00%	0.00%
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

As of September 29, 2024, total compensation expense not yet recognized is as follows:

•
With respect to the unvested SARs issued under the 2020 Plan and 2021 plans, approximately $1 million, which is expected to be recognized over a weighted-average period of 0.45 years; and
•
With respect to the RSUs and PSUs issued under the 2021 Plan, approximately $8 million, which is expected to be recognized over a weighted-average period of 1.03 years.

12.
Loss Per Share and Shareholders’ Equity (Deficit)

Holders of Class A common stock and Class B common stock are entitled to receive dividends out of legally available funds on a pari passu basis. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to 10 votes per share. Each holder of Class B common stock has the right to convert its shares of Class B common stock into shares of Class A common stock, at any time, on a

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023 one-for-one basis. Additionally, shares of Class B common stock will automatically convert into shares of Class A common stock, on a one-for-one basis, upon transfer to any non-permitted holder of Class B common stock. Holders of Class A and Class B common stock are entitled to liquidation distributions on a pro rata basis, subject to prior satisfaction of all outstanding debt and liabilities and the payment of liquidation preferences, if any.

The tables below present changes in each class of the Company’s common stock, as applicable:

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 1, 2023	53,722,597	141,500,385
Shares issues related to share-based compensation	368,349	—
As of April 2, 2023	54,090,946	141,500,385
Shares issues related to share-based compensation	336,564	—
As of July 2, 2023	54,427,510	141,500,385
Shares issues related to share-based compensation	809,948	—
Shares repurchased	(2,000,000)	—
As of October 1, 2023	53,237,458	141,500,385

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of December 31, 2023	53,741,731	141,500,385
Shares issued related to share-based compensation	1,064,054	—
As of March 31, 2024	54,805,785	141,500,385
Shares issued related to share-based compensation	282,560	—
Shares repurchased	(891,045)	—
As of June 30, 2024	54,197,300	141,500,385
Shares issued related to share-based compensation	631,350	—
Shares repurchased	(2,269,130)	—
As of September 29, 2024	52,559,520	141,500,385

Share Repurchases

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

On February 9, 2024, the Company’s board and a relevant sub-committee authorized and approved a new stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. During the 13 weeks and 39 weeks ended September 29, 2024, the Company repurchased a total of 2,269,130 shares and 3,160,175 shares of Class A common stock for $13 million and $17 million, respectively, including commissions, under the new program. The repurchased shares are held as treasury shares by the Company.

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

14.
Income Taxes

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

During the 13 weeks ended September 29, 2024, the Company identified a misstatement in the geographic allocation of its legal entity level forecasts which impacted the calculation of the interim tax expense for Q1 2024 and Q2 2024 previously reported periods. There was no material impact on Group level forecasts. There have been no other material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet for the 13 weeks and 39 weeks ended September 29, 2024. Refer to Note 17, Revision of Prior Period Financial Statement for further information.

Full valuation allowances have been recorded against the incremental deferred tax assets recognized for tax losses, share-based compensation, and excess interest primarily in the U.K., U.S. and Hong Kong. The Company continues to evaluate all positive and negative evidence to assess the realizability of its net deferred tax assets and it is reasonably possible that there may be a change in the valuation allowance within the next twelve months. The gross unrecognized tax benefits have increased by $8 million for both 13 weeks and 39 weeks ended September 29, 2024.

The effective tax rate for the 13 weeks ended September 29, 2024 was 96.17%, compared to (9.52%) for the 13 weeks ended October 1, 2023, as revised. The effective tax rate for the 39 weeks ended September 29, 2024 was (23.76)% compared to (8.61%) for the 39 weeks ended October 1, 2023, as revised. The effective tax rates for the 13 weeks and 39 weeks ended September 29, 2024 differ from the US statutory rate of 21% primarily due to the mix of positive and negative earnings in the various jurisdictions the Company operates in and valuation allowances which reduce the amount of tax benefit recognized on the pretax book loss. Additionally, the Company is calculating current tax charges in certain non-U.S. jurisdictions related to uncertain tax positions over a pretax book loss for the 39 weeks ended September 29, 2024 which is the primary difference as compared to the prior year.

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

The Company has carried out an assessment of the impact of this legislation for the 39 weeks ended September 29, 2024 and has concluded that these new rules are not likely to have a material impact on the Company's effective tax rate or tax payments for this period. The Company will undertake this assessment for subsequent reporting periods to monitor its compliance with the GloBE rules for fiscal 2024.

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

The following tables present disaggregated revenue for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

	For the 13 Weeks Ended September 29, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$52,664	$31,822	$13,747	$98,233	$12,724	$110,957
In-House revenues	47,576	48,287	32,959	128,822	—	128,822
Other revenues	16,949	22,445	43,677	83,071	25,549	108,620
Total segment revenue	117,189	102,554	90,383	310,126	38,273	348,399
Elimination of equity accounted revenue	(3,521)	(2,288)	(9,222)	(15,031)	—	(15,031)
Consolidated revenue	$113,668	$100,266	$81,161	$295,095	$38,273	$333,368

	For the 13 Weeks Ended October 1, 2023 (As Revised)
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$45,195	$27,115	$12,019	$84,329	$10,974	$95,303
In-House revenues	44,779	45,539	32,697	123,015	—	123,015
Other revenues	16,222	20,824	29,453	66,499	22,750	89,249
Total segment revenue	106,196	93,478	74,169	273,843	33,724	307,567
Elimination of equity accounted revenue	(3,533)	(2,159)	(8,488)	(14,180)	—	(14,180)
Consolidated revenue	$102,663	$91,319	$65,681	$259,663	$33,724	$293,387

	For the 39 Weeks Ended September 29, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$151,280	$90,843	$39,725	$281,848	$37,163	$319,011
In-House revenues	152,264	136,649	90,064	378,977	—	378,977
Other revenues	55,086	52,608	58,927	166,621	75,017	241,638
Total segment revenue	358,630	280,100	188,716	827,446	112,180	939,626
Elimination of equity accounted revenue	(11,242)	(5,838)	(24,287)	(41,367)	—	(41,367)
Consolidated revenue	$347,388	$274,262	$164,429	$786,079	$112,180	$898,259

	For the 39 Weeks Ended October 1, 2023 (As Revised)
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$130,548	$76,298	$33,527	$240,373	$31,155	$271,528
In-House revenues	148,264	135,137	93,738	377,139	—	377,139
Other revenues	55,201	53,401	42,035	150,637	75,502	226,139
Total segment revenue	334,013	264,836	169,300	768,149	106,657	874,806
Elimination of equity accounted revenue	(11,480)	(5,754)	(22,423)	(39,657)	—	(39,657)
Consolidated revenue	$322,533	$259,082	$146,877	$728,492	$106,657	$835,149

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

The following tables present the reconciliation of reportable segment EBITDA to total consolidated segment revenue:

	For the 13 Weeks Ended September 29, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$113,668	$100,266	$81,161	$295,095	$38,273	$333,368
Total segment operating expenses	(98,782)	(67,888)	(66,426)	(233,096)	(42,753)	(275,849)
Share of equity method investments adjusted EBITDA	723	415	1,229	2,367	—	2,367
Reportable segments EBITDA	15,609	32,793	15,964	64,366	(4,480)	59,886
Unallocated corporate overhead						(13,704)
Consolidated segmental EBITDA						46,182
Depreciation and amortization						(26,017)
Interest expense, net						(20,658)
Income tax expense						(18,026)
Gain (loss) on sale of property and other, net						(236)
Share of income of equity method investments						1,754
Foreign exchange						39,591
Pre-opening expenses						(2,561)
Non-cash rent						3,261
Deferred registration fees, net						467
Share of equity method investments adjusted EBITDA						(2,367)
Share-based compensation expense						(3,513)
Loss on impairment of long-lived assets(1)						(14,068)
Other expenses, net						(3,091)
Net income (loss)						$718

(1) Following the Company's impairment review, the Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $14 million is in respect of Soho Works North America and less than $1 million relates to a UK restaurant site.

.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

	For 13 Weeks Ended October 1, 2023 (As Revised)
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$102,663	$91,319	$65,681	$259,663	$33,724	$293,387
Total segment operating expenses	(75,756)	(78,263)	(49,560)	(203,579)	(38,322)	(241,901)
Share of equity method investments adjusted EBITDA	697	450	1,410	2,557	—	2,557
Reportable segments EBITDA	27,604	13,506	17,531	58,641	(4,598)	54,043
Unallocated corporate overhead						(13,746)
Consolidated segmental EBITDA						40,297
Depreciation and amortization						(24,503)
Interest expense, net						(18,799)
Income tax expense						(4,208)
Gain on sale of property and other, net						7
Share of income of equity method investments						1,953
Foreign exchange						(30,698)
Pre-opening expenses						(5,094)
Non-cash rent						149
Deferred registration fees, net						465
Share of equity method investments EBITDA						(2,557)
Share-based compensation expense						(4,683)
Other expenses, net						(762)
Net income (loss)						$(48,433)

	For the 39 Weeks Ended September 29, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$347,388	$274,262	$164,429	$786,079	$112,180	$898,259
Total segment operating expenses	(290,860)	(191,280)	(154,421)	(636,561)	(124,660)	(761,221)
Share of equity method investments adjusted EBITDA	2,115	833	3,970	6,918	—	6,918
Reportable segments EBITDA	58,643	83,815	13,978	156,436	(12,480)	143,956
Unallocated corporate overhead						(34,384)
Consolidated segmental EBITDA						109,572
Depreciation and amortization						(76,642)
Interest expense, net						(61,846)
Income tax expense						(13,697)
Loss on sale of property and other, net						(62)
Share of income of equity method investments						3,645
Foreign exchange						28,937
Pre-opening expenses						(13,958)
Non-cash rent						1,376
Deferred registration fees, net						1,399
Share of equity method investments adjusted EBITDA						(6,918)
Share-based compensation expense						(15,150)
Loss on impairment of long-lived assets(1)						(14,068)
Other expenses, net(2)						(13,933)
Net income (loss)						$(71,345)

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

(1) Following the Company's impairment review, the Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $14 million is in respect of Soho Works North America and less than $1 million related to a UK restaurant site.

(2) Other expenses, net include a $2 million expense related to professional service fees associated with the Company's shareholder activism response, a $2 million expense related to third party advisory expenses incurred by the Company's independent special committee in request of the evaluation of certain strategic transactions and a $6 million expense incurred with respect to a strategic reorganization program of the Company's operations and support teams. Further, the Company recognized $5 million of impairment losses on intangible assets related to the termination of two hotel management contracts.

	For 39 Weeks Ended October 1, 2023 (As Revised)
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Total consolidated segment revenue	$322,533	$259,082	$146,877	$728,492	$106,657	$835,149
Total segment operating expenses	(250,477)	(212,047)	(125,880)	(588,404)	(119,589)	(707,993)
Share of equity method investments adjusted EBITDA	2,202	928	4,135	7,265	—	7,265
Reportable segments EBITDA	74,258	47,963	25,132	147,353	(12,932)	134,421
Unallocated corporate overhead						(32,290)
Consolidated segmental EBITDA						102,131
Depreciation and amortization						(74,162)
Interest expense, net						(59,527)
Income tax expense						(5,386)
Gain on sale of property and other, net						596
Share of income of equity method investments						4,411
Foreign exchange						3,899
Pre-opening expenses						(14,369)
Non-cash rent						(1,834)
Deferred registration fees, net						1,391
Share of equity method investments EBITDA						(7,265)
Share-based compensation expense						(16,186)
Other expenses, net						(1,677)
Net income (loss)						$(67,978)

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of September 29, 2024 and December 31, 2023. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.

	As of
(in thousands)	September 29, 2024	December 31, 2023 (As Revised)
Long-lived assets by geography
The Americas	$893,429	$873,547
United Kingdom	591,016	556,628
Europe	307,411	317,502
Asia	38,491	47,694
Total long-lived assets	$1,830,347	$1,795,371

16.
Related Party Transactions and Balances

The amounts owed by (to) equity method investees due within one year are as follows:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

	As of
(in thousands)	September 29, 2024	December 31, 2023
Soho House Toronto Partnership	$673	$608
Raycliff Red LLP	(7,228)	(5,669)
Mirador Barcel S.L.	(1,045)	(784)
Little Beach House Barcelona S.L.	(523)	(406)
Mimea XXI S.L.	806	715
Soho Beach House Canouan Limited	460	-
	$(6,857)	$(5,536)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Lease contracts with Related Parties

Through Soho Works 875 Washington, LLC, the Company is a party to a property lease agreement dated April 19, 2019, for 875 Washington Street, New York with 875 Washington Street Owner, LLC, an affiliate of Raycliff Capital, LLC controlled by a member of the board until June 20, 2024 when the member of the board stood down from their position. The handover of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years until March 31, 2036, with further options to extend. The total operating lease right-of-use asset and liability associated with this property were $35 million and $54 million, respectively, as of December 31, 2023. The rent expense associated with this lease was $5 million during the 39 weeks ended September 29, 2024 and was $2 million during the 13 weeks ended October 1, 2023, and $5 million during the 39 weeks ended October 1, 2023.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC ("Yucaipa") for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 15 years until March 31, 2030. The operating right-of-use asset and liability associated with this lease are $7 million and $8 million as of September 29, 2024, respectively, and $16 million and $21 million as of December 31, 2023, respectively. Rent expense associated with this lease totaled $1 million for both of the 13 weeks ended September 29, 2024 and October 1, 2023, and $2 million and $2 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019, for 137 Ludlow Street, New York with 137 Ludlow Gardens LLC, an affiliate of Yucaipa. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $15 million, respectively, as of September 29, 2024 and $8 million and $15 million, respectively, as of December 31, 2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $1 million and $1 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

The Company leases the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of Yucaipa, until August 2024 when ownership was transferred to a third party. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The operating lease right-of-use asset and liability associated with this lease were $63 million and $67 million, respectively, as of September 29, 2024 and $64 million and $68 million, respectively, as of December 31, 2023. The receivable recognized by The Company was less than $1 million and less than $1 million for as of September 29, 2024 and December 31, 2023, respectively. The rent expense associated with this lease was $1 million and $1 million for the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $4 million and $4 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of SHCO however on June 20, 2024 the affiliate stood down from the board. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease were $20 million and $22 million, respectively, as of December 31, 2023. The rent expense associated with this lease was $1 million for the 39 weeks ended September 29, 2024 was $1 million for the 13 weeks ended October 1, 2023, and $2 million during the 39 weeks ended October 1, 2023, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of Yucaipa, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $6 million and $6 million, respectively, as of September 29, 2024 and $6 million and $7 million, respectively as of December 31, 2023. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $1 million and $1 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

The Company leases a property located at 900 Campagna Lane, Kenwood, California from Kenwood Ranch, LLC, an affiliate of Yucaipa. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has led to a receivable balance of less than $1 million and less than $1 million as of September 29, 2024 and December 31, 2023, respectively.

The Company leases a property located at 27984 Highway 189, Lake Arrowhead, California from RLAHI, LLC, an affiliate of Yucaipa. This lease

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023 runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has a receivable balance of less than $1 million and less than $1 million as of September 29, 2024 and December 31, 2023, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of Yucaipa, in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $13 million and $14 million, respectively, as of September 29, 2024 and $14 million and $14 million, respectively, as of December 31, 2023. The receivable due to the Company associated with this lease was $1 million and $1 million as of September 29, 2024 and December 31, 2023 respectively. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $1 million and $1 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

The Company leased the Soho House Stockholm property located at Majorsgatan 5, Stockholm, Sweden from Majorsbolaget AB, an affiliate of Yucaipa, until October 2023 when ownership was transferred to a third party. The operating lease right-of-use asset and liability associated with this lease were $29 million and $30 million, respectively, as of December 31, 2023.The rent expense associated with this lease was $1 million for the 13 weeks ended October 1, 2023 and $2 million for the 39 weeks ended October 1, 2023.

Hotel Management agreements with Related Parties

The Company recognized management fees, development fees and cost reimbursements from the Ned-Soho House, LLP, a joint venture between the Company and an affiliate of Yucaipa, related to the operations of the Ned London. The Company recognized a receivable of $3 million and $3 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of September 29, 2024 and December 31, 2023. The Company also recorded a payable of $3 million and $2 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as of September 29, 2024 and December 31, 2023. Ned-Soho House, LLP also recognized a receivable relating to Retail related revenue from Soho House brands for $2 million and $2 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of September 29, 2024 and December 31, 2023 and a payable for less than $1 million and less than $1 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as of September 29, 2024 and December 31, 2023 .The revenue recognized from the management fees, development fees and cost reimbursements was $1 million and $2 million during 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $3 million and $4 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. The revenue recognized from the Retail related services was less than $1 million and less than $1 million during the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company recognized management fee income from the Ned NY 28th, LLC, an affiliate of Yucaipa, related to the operations of The Ned New York, which opened in June 2022, leading to a receivable of $6 million and $3 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of September 29, 2024 and December 31, 2023. The fees totaled less than $1 million and less than $1 million during both of the 13 weeks ended September 29, 2024 and October 1, 2023 and $1 million and $1 million during both of the 39 weeks ended September 29, 2024 and October 1, 2023 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. The Ned New York also recognized a receivable, reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet, relating to Retail related revenue from Soho House brands for less than $1 million and less than $1 million for the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and less than $1 million for both the 39 weeks ended September 29, 2024 and October 1, 2023 reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company recognized management fees and cost reimbursements from Oryx Corniche Developments QPSC, an affiliates of Yucaipa, related to the operations of The Ned Doha, which opened in November 2022, leading to a receivable balance totaling $3 million and $2 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet for September 29, 2024 and December 31, 2023 and a payable balance of $1 million and less than $1 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as of September 29, 2024 and December 31, 2023. The Ned Doha had an accrued revenue balance of less than $1 million and $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheet as of September 29, 2024 and December 31, 2023. The fees totaled less than $1 million and $1 million during the 13 weeks ended September 29, 2024 and October 1, 2023 and $2 million and $2 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company received management fees under our hotel management contract for the operation of The LINE and Saguaro hotels from LA Wilshire Hotel LLC, Adams Morgan Hotel Owner LLC, Downtown Austin Lakeside Hotel LLC and Palm Canyon Hotel LLC as the owners of the LINE and Saguaro hotels, which are affiliates of Yucaipa. These fees led to a receivable of $9 million and $6 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of September 29, 2024 and December 31, 2023. The fees, recorded under Other Revenue, amounted to $3 million and $2 million during the 13 weeks ended September 29, 2024 and October 1, 2023, and $8 million and $6 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

The Company recognized management fees under our studio, hotel and restaurant management contract for the operation of Redchurch Street studio space, hotel and Cecconi's from an affiliate of Raycliff Capital, LLC which was controlled by a member of the SHCO board of directors until June 20, 2024 when the member stood down from the board. The fees led to a receivable of $6 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023. The costs invoiced to The Company lead to a payable of $4 million and $4 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023. The Company also recognized accrued income of $1 million and less than $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023. The fees totaled less than $1 million during the 13 weeks ended October 1, 2023 and less than $1 million for the 26 weeks ended June 30, 2024 and 39 weeks ended October 1, 2023 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 29, 2024 and December 31, 2023 and for the 13 weeks and 39 weeks ended September 29, 2024 and October 1, 2023

Design Service Management Agreements with Related Parties

Fees from the provision of Soho House Design services to affiliates, Oryx Corniche Developments QPSC, have led to a receivable totaling $2 million and $2 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of September 29, 2024 and December 31, 2023, respectively. The fees received from affiliates totaled less than $1 million and $1 million during the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and totaled $1 million and $1 million for the 39 weeks ended September 29, 2024 and October 1, 2023, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. Costs incurred on behalf of GH123Greenwich LLC, GH 1170 Broadway and 730 15th Street Club LLC in connection to the provision of Soho House Design services led to a receivable for $2 million and $1 million, which is reported within "Accounts receivable, net" as of September 29, 2024 and December 31, 2023 . The Soho House Design services led to a payable of $1 million and nil as of September 29, 2024 and December 31, 2023 which is reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet. The fees recognized relating to Soho House Design services on behalf of associates totaled less than $1 million and less than $1 million for the 13 weeks ended September 29, 2024 and October 1, 2023 and less than $1 million and $1 million for the 39 weeks ended September 29, 2024 and October 1, 2023, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

In September 2023, the Company repurchased 2,000,000 shares of its Class A common stock from its Founder and director Nick Jones in a privately negotiated transaction for $12 million. These shares are held by the Company as Treasury shares.

The Company reported a combined total amount related to the transactions listed above of $28 million and $28 million in current assets as of September 29, 2024 and December 31, 2023 in the unaudited condensed consolidated balance sheet. The Company reported a combined related party receivable of $28 million and $26 million as of September 29, 2024 and December 31, 2023, respectively, reported within “Accounts receivable, net”, and accrued revenue of less than $1 million and $2 million as of September 29, 2024 and December 31, 2023, respectively, reported within “Prepaid expenses and other current assets.” The Company reported a combined right-of-use asset of $98 million and $194 million as of September 29, 2024 and December 31, 2023, respectively, reported within “Operating lease assets” in the unaudited condensed consolidated balance sheet.

Included in current liabilities in the unaudited condensed consolidated balance sheet are amounts due to related parties listed above of $3 million and $5 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of September 29, 2024 and December 31, 2023, respectively. The related combined long term lease liability amounts to $108 million and $226 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of September 29, 2024 and December 31, 2023, respectively. Further, the Company recognized a payable, recorded within “Accounts payable”, of $5 million and $6 million as of September 29, 2024 and December 31, 2023, respectively, related to transactions listed above.

The Company reported in the unaudited condensed consolidated statement of operations a combined amount of revenue generated from related party transactions listed above of $5 million and $7 million during the 13 weeks ended September 29, 2024 and October 1, 2023, respectively, and $15 million and $16 million during the 39 weeks ended September 29, 2024 and October 1, 2023, respectively, reported in "Other revenue". The straight line rent recorded within “In-house operating expenses” associated with the related party leases listed above amounts to $3 million and $6 million for the 13 weeks ended September 29, 2024 and October 1, 2023 and $14 million and $18 million for the 39 weeks ended September 29, 2024 and October 1, 2023, respectively.

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

17.
Revision of Prior Period Financial Statements

As described in Note 2 Summary of Significant Accounting Policies, during the 13-week period ended September 29, 2024, in connection with a planned ERP systems upgrade, the Company performed a number of initiatives including continuing to work with external consultants to review and strengthen its internal controls and processes, including reconciliations and completing the implementation of a new ERP system for its retail business in August 2024. Through the performance of these activities, management identified misstatements in its previously issued financial statements and confirmed the financial statement impact of previously identified uncorrected immaterial misstatements. While correction of these adjustments as out of period corrections would be material in aggregate to the current period, the Company determined the impacts of these misstatements were not material to the financial statements for all prior periods identified. As a result, the Company has revised its Fiscal 2023 and Fiscal 2022 consolidated financial statements and Q2 2024, Q1 2024, Q3 2023, Q2 2023 and Q1 2023 unaudited condensed consolidated financial statements to adjust for the impact of these misstatements.

The Company has classified the majority of the misstatements into the following major categories:

1.
North America segment balance sheet reconciliations – the Company identified misstatements during the balance sheet reconciliation process which impacted several years and financial statement line items. The identified misstatements primarily related to items that should have been expensed as In-House and Other operating expenses but were manually coded incorrectly or not picked up in our systems.

On the statement of operations, this misstatement resulted in an understatement of net loss of $5 million in Fiscal 2022 (and interim periods), $7 million in Fiscal 2023 (and interim periods), an overstatement of less than $1 million in Q1 2024 and an understatement of less than $1 million in Q2 2024. On the balance sheet, this misstatement impacted accounts receivables, accrued liabilities, indirect and employee taxes payable and other current liabilities, resulting in an overstatement of net assets of $6 million as at Fiscal 2022, $12 million as at Fiscal 2023, $12 million as at Q1 2024 and $13 million as at Q2 2024. This included a net decrease in Cash and cash equivalents of $1 million as at Fiscal 2022, $3 million as at Fiscal 2023, $2 million in Q1 2023, Q2 2023 and Q3 2023, $3 million as at Q1 2024 and Q2 2024, related to unrecorded credit card fees and identified errors in transactions recorded in the cash control account for which cash was not received. On the statement of cash flows, the misstatement resulted in an overstatement of net cash provided by operating activities of $3 million in Fiscal 2022 and Fiscal 2023, $1 million in Q1 2024 and $3 million in Q2 2024.

2.
Soho Home sale transactions – the Company implemented a new ERP system for the retail business in August 2024. As part of the cutover process into the new system, transactions were identified that had not been loaded from the commercial third party external system into the Company’s previous ERP system. On the statement of operations, this misstatement resulted in an understatement of Other revenues and Other operating expenses of $3 million and $1 million in Fiscal 2022, respectively; and $1 million and less than $1 million in Fiscal 2023, respectively, so an understatement of net income of $2 million in Fiscal 2022; and less than $1 million in Fiscal 2023. On the balance sheet, this misstatement impacted inventories and deferred income financial statement line items which resulted in an understatement of net assets of $2 million as at Fiscal 2022 and $2 million as at Fiscal 2023, Q1 2024 and Q2 2024.There was no impact on the statement of cash flows presented in the fiscal and interim periods impacted by these errors.
3.
Soho Works embedded lease accounting – the Company had not correctly identified a large Soho Works office contract as an embedded lease and failed to split the payments received under this contract as Membership revenues and as a credit to Other operating expenses (rent expense). This misstatement resulted in an overstatement of Membership revenues and Other operating expenses of $5 million in Fiscal 2023, $1 million in Q1 2024 and $1 million in Q2 2024, respectively, which offset one another to have a net nil impact on net income, and a net nil impact on net assets and cash flows. There was no impact on the balance sheet and statement of cash flows presented in the fiscal and interim periods impacted by these errors.
4.
Revenue recognition of exclusivity and incentive fees – in Q3 2023, the Company incorrectly recognized revenue in connection with two contracts in the Asian region at a point in time through Other revenues rather than over time through the identified performance obligation period. On the statement of operations, this misstatement resulted in an overstatement of Other revenues of $6 million in Q3 2023 and Fiscal 2023, respectively, and an understatement of Other revenues of less than $1 million in Q1 2024 and Q2 2024, respectively. On the balance sheet, this misstatement resulted in an understatement of deferred revenues of $6 million as at Q3 2023 and as at Fiscal 2023, $6 million as at Q1 2024 and $5 million as at Q2 2024. There was no impact on the statement of cash flows presented in the fiscal and interim periods impacted by these errors.
5.
Income tax (expense) benefit – the Company identified a misstatement in the geographic allocation of its legal entity level forecasts which impacted the calculation of the interim tax (expense) for Q1 2024 and Q2 2024 previously reported periods. There was no material impact on Group level forecasts. These adjustments resulted in revisions to its estimated annual effective tax rate and the interim tax (expense) benefit previously recorded in Q1 2024 and Q2 2024. On the statement of operations, this misstatement resulted in an overstatement of the income tax (expense) of $4 million in Q1 2024 and $5 million in Q2 2024, which have a cumulative impact of $9 million on net income. On the balance sheet, this misstatement resulted in an understatement of deferred tax assets of $3 million and an overstatement of other current liabilities of $1 million as at Q1 2024 and an understatement of deferred tax assets of $3 million and an overstatement of other non-current tax liabilities of $6 million as at Q2 2024. There was no impact on the statement of cash flows presented in the fiscal and interim periods impacted by these misstatements.

The identified misstatements resulted in adjustments to a various financial statement line items in the balance sheets, the statements of operations and the statements of cash flows across the periods presented in the tables below as follows:

•
an immaterial overstatement of Total revenues, Other operating expenses, Depreciation and amortization, Income tax expense, Cash and cash equivalents, Inventories, Prepaid expenses and other current assets, Property and equipment, net, Equity method investments and

•
an immaterial understatement of In-House operating expenses, Pre-opening expenses, Accounts receivable, net, Operating lease assets, Accrued liabilities, Current portion of deferred revenue, Indirect and employee taxes payable and Other current liabilities.

The Company assessed the materiality of the errors, both individually and in aggregate, including as out of period corrections in the current period as well as corrections to impacted prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The Company evaluated the materiality of the errors on the Fiscal 2023 and Fiscal 2022 consolidated financial statements and Q2 2024, Q1 2024, Q3 2023, Q2 2023 and Q1 2023 unaudited condensed consolidated financial statements and determined that they did not result in a material misstatement to the financial condition, results of operations, change of trend, or liquidity for any of these periods previously presented. However, the Company determined that the effect of recording the misstatements during the 13-week and 39-week periods ended as of September 29, 2024, would be material to the consolidated financial statements for the 52-week period ended December 29, 2024. As a result, the Company revised its previously issued consolidated financial statements.

The revision of the historical consolidated financial statements also includes the correction of other previously identified immaterial errors, which have impacted a number of financial statement line items in the balance sheets, the statements of operations and the statements of cash flows across the periods presented in the tables below that follow. The Company had previously determined that these adjustments did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further, the revision of the Fiscal 2022 consolidated financial statements includes as an out of period adjustment misstatements identified impacting periods pre-Fiscal 2022. Management has concluded that the impact pre-Fiscal 2022 is not material and will be part of the revisions in Fiscal 2022.

The Company believes the misstatements identified are related to manual processes and the existing material weaknesses in our control over financial reporting as described in the most recently filed Form 10-K for the fiscal year as of and ended December 31, 2023. The Company has devoted, and will continue to devote, significant time and resources to complete its remediation of the material weaknesses. The following components of the ongoing remediation plan, among others, are:

•
Further enhancing our staff's skill-level and number of accounting staff within the finance department, especially in the Americas
•
Implementing a new ERP system that supports the transition away from manual processes and legacy systems
•
Investing in and improving other finance and controls related technology
•
Continuing to engage with external consultants to support the review and assist in strengthening the Company’s internal controls and processes

Further, the Company is focused on continuing to bolster its Transformation and Finance teams including by hiring a Chief Transformation Officer (November 2024) to lead the ERP system implementation and a number of personnel with a higher level of knowledge and experience including application of US GAAP, internal audit and SOX compliance.

The Company considers that the actions described above are comprehensive and will remediate the material weaknesses and strengthen the Company’s internal control over financial reporting. Given the Company on-going process of recruiting experienced accounting staff and implementing the new ERP system, the Company believes that additional time will be beneficial to demonstrate that the new personnel, in conjunction with the new system, have the ability to consistently perform their responsibilities to ensure that the material weaknesses have been fully remediated. Therefore, the Company has concluded that these material weaknesses will not be considered fully remediated until the remediation actions, including those above, have operated effectively for a sufficient period of time and have been sufficiently tested.

Further information regarding the misstatements and related revisions including details of the corrections on the impacted financial statement line items are summarized in the tables below.

Consolidated Balance Sheets
	June 30, 2024			March 31, 2024
(in thousands, except for par value and share data)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Assets
Current assets
Cash and cash equivalents	$151,195	$(2,727)	$148,468	$142,320	$(2,555)	$139,765
Restricted cash	3,190	-	3,190	2,236	-	2,236
Accounts receivable, net	55,719	(738)	54,981	58,926	5	58,931
Inventories	63,746	(3,240)	60,506	62,137	(3,160)	58,977
Prepaid expenses and other current assets	131,762	(190)	131,572	138,247	(619)	137,628
Total current assets	405,612	(6,895)	398,717	403,866	(6,329)	397,537
Property and equipment, net	629,682	(5,280)	624,402	617,465	(5,432)	612,033
Operating lease assets	1,177,175	2,289	1,179,464	1,147,753	2,092	1,149,845
Goodwill	203,699	-	203,699	204,150	-	204,150
Other intangible assets, net	119,243	-	119,243	125,363	-	125,363
Equity method investments	12,159	(54)	12,105	21,775	(54)	21,721
Deferred tax assets	735	3,677	4,412	733	2,533	3,266
Other non-current assets	1,788	(114)	1,674	2,518	(114)	2,404
Total non-current assets	2,144,481	518	2,144,999	2,119,757	(975)	2,118,782
Total assets	$2,550,093	$(6,377)	$2,543,716	$2,523,623	$(7,304)	$2,516,319
Liabilities, Redeemable Shares and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable	$86,386	$-	$86,386	$86,482	$-	$86,482
Accrued liabilities	96,044	1,811	97,855	87,941	1,512	89,453
Current portion of deferred revenue	124,137	(3,639)	120,498	114,415	(3,528)	110,887
Indirect and employee taxes payable	30,691	3,312	34,003	30,349	2,095	32,444
Current portion of debt, net of debt issuance costs	34,178	-	34,178	34,184	-	34,184
Current portion of operating lease liabilities - sites trading less than one year	656	-	656	947	-	947
Current portion of operating lease liabilities - sites trading more than one year	53,104	-	53,104	50,057	-	50,057
Other current liabilities	41,180	2,332	43,512	42,439	1,747	44,186
Total current liabilities	466,376	3,816	470,192	446,814	1,826	448,640
Debt, net of current portion and debt issuance costs	647,954	-	647,954	637,519	-	637,519
Property mortgage loans, net of debt issuance costs	137,242	-	137,242	137,170	-	137,170
Operating lease liabilities, net of current portion - sites trading less than one year	109,664	-	109,664	65,279	-	65,279
Operating lease liabilities, net of current portion - sites trading more than one year	1,225,158	-	1,225,158	1,235,405	-	1,235,405
Finance lease liabilities, net of current portion	77,688	-	77,688	77,920	-	77,920
Financing obligation, net of current portion	76,768	-	76,768	76,717	-	76,717
Deferred revenue, net of current portion	24,721	3,937	28,658	25,195	3,935	29,130
Deferred tax liabilities	510	-	510	1,776	-	1,776
Other non-current tax liabilities	9,831	(5,739)	4,092	5,222	(1,162)	4,060
Total non-current liabilities	2,309,536	(1,802)	2,307,734	2,262,203	2,773	2,264,976
Total liabilities	2,775,912	2,014	2,777,926	2,709,017	4,599	2,713,616
Commitments and contingencies
Shareholders’ deficit
Class A common stock	2,071	-	2,071	2,068	-	2,068
Additional paid-in capital	1,242,735	-	1,242,735	1,239,266	-	1,239,266
Accumulated deficit	(1,440,274)	(7,716)	(1,447,990)	(1,406,405)	(11,686)	(1,418,091)
Accumulated other comprehensive loss	30,518	(470)	30,048	34,088	(12)	34,076
Treasury stock	(66,708)	-	(66,708)	(62,000)	-	(62,000)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(231,658)	(8,186)	(239,844)	(192,983)	(11,698)	(204,681)
Noncontrolling interest	5,839	(205)	5,634	7,589	(205)	7,384
Total shareholders’ deficit	(225,819)	(8,391)	(234,210)	(185,394)	(11,903)	(197,297)
Total liabilities and shareholders’ deficit	$2,550,093	$(6,377)	$2,543,716	$2,523,623	$(7,304)	$2,516,319

	December 31, 2023			October 1, 2023
(in thousands, except for par value and share data)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Assets
Current assets
Cash and cash equivalents	$161,656	$(2,501)	$159,155	$162,540	$(2,412)	$160,128
Restricted cash	1,951	-	1,951	500	-	500
Accounts receivable, net	58,158	(69)	58,089	64,589	172	64,761
Inventories	60,768	(3,172)	57,596	55,768	(1,658)	54,110
Prepaid expenses and other current assets	112,512	(563)	111,949	116,998	(40)	116,958
Total current assets	395,045	(6,305)	388,740	400,395	(3,938)	396,457
Property and equipment, net	627,035	(5,647)	621,388	637,133	(2,076)	635,057
Operating lease assets	1,150,165	2,123	1,152,288	1,131,435	-	1,131,435
Goodwill	206,285	-	206,285	199,693	-	199,693
Other intangible assets, net	127,240	-	127,240	124,356	-	124,356
Equity method investments	21,695	-	21,695	25,592	-	25,592
Deferred tax assets	740	-	740	469	-	469
Other non-current assets	9,597	(114)	9,483	8,296	(114)	8,182
Total non-current assets	2,142,757	(3,638)	2,139,119	2,126,974	(2,190)	2,124,784
Total assets	$2,537,802	$(9,943)	$2,527,859	$2,527,369	$(6,128)	$2,521,241
Liabilities, Redeemable Shares and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable	$70,316	$-	$70,316	$75,598	$-	$75,598
Accrued liabilities	84,815	1,499	86,314	94,068	1,499	95,567
Current portion of deferred revenue	117,129	(3,374)	113,755	108,629	(2,755)	105,874
Indirect and employee taxes payable	38,169	1,990	40,159	37,614	1,605	39,219
Current portion of debt, net of debt issuance costs	29,290	-	29,290	25,887	-	25,887
Current portion of operating lease liabilities - sites trading less than one year	1,721	-	1,721	2,413	-	2,413
Current portion of operating lease liabilities - sites trading more than one year	49,436	-	49,436	44,353	-	44,353
Other current liabilities	33,633	2,198	35,831	34,317	919	35,236
Total current liabilities	424,509	2,313	426,822	422,879	1,268	424,147
Debt, net of current portion and debt issuance costs	635,576	-	635,576	607,609	-	607,609
Property mortgage loans, net of debt issuance costs	137,099	-	137,099	136,991	-	136,991
Operating lease liabilities, net of current portion - sites trading less than one year	68,762	-	68,762	93,117	-	93,117
Operating lease liabilities, net of current portion - sites trading more than one year	1,234,140	-	1,234,140	1,161,968	-	1,161,968
Finance lease liabilities, net of current portion	78,481	-	78,481	77,040	-	77,040
Financing obligation, net of current portion	76,624	-	76,624	76,533	-	76,533
Deferred revenue, net of current portion	25,787	4,270	30,057	25,772	4,318	30,090
Deferred tax liabilities	1,510	-	1,510	1,026	-	1,026
Other non-current tax liabilities	5,941	-	5,941	-	-	-
Total non-current liabilities	2,263,920	4,270	2,268,190	2,180,056	4,318	2,184,374
Total liabilities	2,688,429	6,583	2,695,012	2,602,935	5,586	2,608,521
Commitments and contingencies
Shareholders’ deficit
Class A common stock	2,057	-	2,057	2,052	-	2,052
Additional paid-in capital	1,231,941	-	1,231,941	1,228,225	-	1,228,225
Accumulated deficit	(1,360,365)	(16,167)	(1,376,532)	(1,303,370)	(11,802)	(1,315,172)
Accumulated other comprehensive loss	30,000	(359)	29,641	51,780	88	51,868
Treasury stock	(62,000)	-	(62,000)	(62,000)	-	(62,000)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(158,367)	(16,526)	(174,893)	(83,313)	(11,714)	(95,027)
Noncontrolling interest	7,740	-	7,740	7,747	-	7,747
Total shareholders’ deficit	(150,627)	(16,526)	(167,153)	(75,566)	(11,714)	(87,280)
Total liabilities and shareholders’ deficit	$2,537,802	$(9,943)	$2,527,859	$2,527,369	$(6,128)	$2,521,241

	July 2, 2023			April 2, 2023
(in thousands, except for par value and share data)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Assets
Current assets
Cash and cash equivalents	$129,285	$(2,278)	$127,007	$153,820	$(1,985)	$151,835
Restricted cash	48,108	-	48,108	8,400	-	8,400
Accounts receivable, net	55,649	172	55,821	44,460	172	44,632
Inventories	65,843	(1,614)	64,229	57,396	(1,435)	55,961
Prepaid expenses and other current assets	119,990	166	120,156	111,131	138	111,269
Total current assets	418,875	(3,554)	415,321	375,207	(3,110)	372,097
Property and equipment, net	649,139	(1,449)	647,690	644,743	(1,512)	643,231
Operating lease assets	1,123,060	-	1,123,060	1,118,819	-	1,118,819
Goodwill	205,323	-	205,323	202,316	-	202,316
Other intangible assets, net	128,255	-	128,255	127,164	-	127,164
Equity method investments	25,260	-	25,260	22,856	-	22,856
Deferred tax assets	481	-	481	301	-	301
Other non-current assets	5,455	(114)	5,341	5,147	(115)	5,032
Total non-current assets	2,136,973	(1,563)	2,135,410	2,121,346	(1,627)	2,119,719
Total assets	$2,555,848	$(5,117)	$2,550,731	$2,496,553	$(4,737)	$2,491,816
Liabilities, Redeemable Shares and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable	$75,200	$-	$75,200	$72,585	$-	$72,585
Accrued liabilities	98,236	1,622	99,858	83,955	1,565	85,520
Current portion of deferred revenue	114,289	(4,008)	110,281	104,391	(3,458)	100,933
Indirect and employee taxes payable	34,376	1,460	35,836	34,262	1,272	35,534
Current portion of debt, net of debt issuance costs	26,901	-	26,901	26,130	-	26,130
Current portion of operating lease liabilities - sites trading less than one year	4,233	-	4,233	5,732	-	5,732
Current portion of operating lease liabilities - sites trading more than one year	40,647	-	40,647	37,518	20	37,538
Other current liabilities	35,279	676	35,955	33,519	846	34,365
Total current liabilities	429,161	(250)	428,911	398,092	245	398,337
Debt, net of current portion and debt issuance costs	603,433	-	603,433	591,340	-	591,340
Property mortgage loans, net of debt issuance costs	137,220	-	137,220	116,362	-	116,362
Operating lease liabilities, net of current portion - sites trading less than one year	181,145	-	181,145	193,236	-	193,236
Operating lease liabilities, net of current portion - sites trading more than one year	1,066,271	-	1,066,271	1,047,966	-	1,047,966
Finance lease liabilities, net of current portion	80,308	-	80,308	78,101	-	78,101
Financing obligation, net of current portion	76,444	-	76,444	76,358	-	76,358
Deferred revenue, net of current portion	26,668	-	26,668	26,861	-	26,861
Deferred tax liabilities	1,001	-	1,001	1,375	-	1,375
Total non-current liabilities	2,172,490	-	2,172,490	2,131,599	-	2,131,599
Total liabilities	2,601,651	(250)	2,601,401	2,529,691	245	2,529,936
Commitments and contingencies
Shareholders’ deficit
Class A common stock	2,044	-	2,044	2,041	-	2,041
Additional paid-in capital	1,224,137	-	1,224,137	1,218,759	-	1,218,759
Accumulated deficit	(1,261,008)	(4,819)	(1,265,827)	(1,258,364)	(4,930)	(1,263,294)
Accumulated other comprehensive loss	31,887	(48)	31,839	47,828	(52)	47,776
Treasury stock	(50,000)	-	(50,000)	(50,000)	-	(50,000)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(52,940)	(4,867)	(57,807)	(39,736)	(4,982)	(44,718)
Noncontrolling interest	7,137	-	7,137	6,598	-	6,598
Total shareholders’ deficit	(45,803)	(4,867)	(50,670)	(33,138)	(4,982)	(38,120)
Total liabilities and shareholders’ deficit	$2,555,848	$(5,117)	$2,550,731	$2,496,553	$(4,737)	$2,491,816

	January 1, 2023
(in thousands, except for par value and share data)	As Previously Reported	Adjustment	As Revised
Assets
Current assets
Cash and cash equivalents	$182,115	$(1,435)	$180,680
Restricted cash	7,928	-	7,928
Accounts receivable, net	42,215	171	42,386
Inventories	57,848	(1,418)	56,430
Prepaid expenses and other current assets	91,101	104	91,205
Total current assets	381,207	(2,578)	378,629
Property and equipment, net	647,001	(1,342)	645,659
Operating lease assets	1,085,579	-	1,085,579
Goodwill	199,646	-	199,646
Other intangible assets, net	125,968	-	125,968
Equity method investments	21,629	-	21,629
Deferred tax assets	295	-	295
Other non-current assets	6,571	(113)	6,458
Total non-current assets	2,086,689	(1,455)	2,085,234
Total assets	$2,467,896	$(4,033)	$2,463,863
Liabilities, Redeemable Shares and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable	$80,741	$-	$80,741
Accrued liabilities	84,112	1,603	85,715
Current portion of deferred revenue	91,611	(3,283)	88,328
Indirect and employee taxes payable	38,088	1,155	39,243
Current portion of debt, net of debt issuance costs	1,005	-	1,005
Current portion of related party loans	24,612	-	24,612
Current portion of operating lease liabilities - sites trading less than one year	4,176	-	4,176
Current portion of operating lease liabilities - sites trading more than one year	35,436	-	35,436
Other current liabilities	36,019	(1)	36,018
Total current liabilities	395,800	(526)	395,274
Debt, net of current portion and debt issuance costs	579,904	-	579,904
Property mortgage loans, net of debt issuance costs	116,187	-	116,187
Operating lease liabilities, net of current portion - sites trading less than one year	227,158	-	227,158
Operating lease liabilities, net of current portion - sites trading more than one year	982,306	-	982,306
Finance lease liabilities, net of current portion	76,638	-	76,638
Financing obligation, net of current portion	76,239	-	76,239
Deferred revenue, net of current portion	27,118	-	27,118
Deferred tax liabilities	1,666	-	1,666
Other non-current liabilities	256	-	256
Total non-current liabilities	2,087,472	-	2,087,472
Total liabilities	2,483,272	(526)	2,482,746
Commitments and contingencies
Shareholders’ deficit
Class A common stock	2,037	-	2,037
Additional paid-in capital	1,213,086	-	1,213,086
Accumulated deficit	(1,242,412)	(3,577)	(1,245,989)
Accumulated other comprehensive loss	54,853	70	54,923
Treasury stock	(50,000)	-	(50,000)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(22,436)	(3,507)	(25,943)
Noncontrolling interest	7,060	-	7,060
Total shareholders’ deficit	(15,376)	(3,507)	(18,883)
Total liabilities and shareholders’ deficit	$2,467,896	$(4,033)	$2,463,863

Consolidated Statements of Operations
	13 weeks ended March 31, 2024			13 weeks ended June 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenues
Membership revenues	$100,191	$(1,242)	$98,949	$103,584	$(1,237)	$102,347
In-House revenues	110,401	(131)	110,270	128,352	(1,067)	127,285
Other revenues	52,554	171	52,725	73,210	105	73,315
Total revenues	263,146	(1,202)	261,944	305,146	(2,199)	302,947

Operating expenses
In-House operating expenses	(151,629)	158	(151,471)	(162,884)	(1,095)	(163,979)
Other operating expenses	(53,967)	1,542	(52,425)	(68,400)	1,489	(66,911)
General and administrative	(34,372)	-	(34,372)	(38,726)	-	(38,726)
Pre-opening expenses	(5,754)	8	(5,746)	(5,652)	1	(5,651)
Depreciation and amortization	(25,744)	250	(25,494)	(25,381)	250	(25,131)
Share-based compensation	(8,039)	-	(8,039)	(3,598)	-	(3,598)
Foreign exchange (loss) gain, net	(5,481)	-	(5,481)	(5,173)	-	(5,173)
Other, net	(3,243)	-	(3,243)	(6,700)	(20)	(6,720)
Total operating expenses	(288,229)	1,958	(286,271)	(316,514)	625	(315,889)
Operating income (loss)	(25,083)	756	(24,327)	(11,368)	(1,574)	(12,942)
Other (expense) income
Interest expense, net	(21,199)	-	(21,199)	(19,989)	-	(19,989)
Gain (loss) on sale of property and other, net	65	-	65	109	-	109
Share of profit (loss) of equity method investments	377	-	377	1,514	-	1,514
Total other expense, net	(20,757)	-	(20,757)	(18,366)	-	(18,366)
Loss before income taxes	(45,840)	756	(45,084)	(29,734)	(1,574)	(31,308)
Income tax (expense) benefit	(499)	3,725	3,226	(4,441)	5,544	1,103
Net loss	(46,339)	4,481	(41,858)	(34,175)	3,970	(30,205)
Net loss (income) attributable to noncontrolling interest	299	-	299	306	-	306
Net loss attributable to Soho House & Co Inc.	$(46,040)	$4,481	$(41,559)	$(33,869)	$3,970	$(29,899)
Net loss per share attributable to Class A and B common stock shareholders
Basic and diluted	$(0.24)	$0.03	$(0.21)	$(0.17)	$0.02	$(0.15)
Weighted average shares outstanding
Basic and diluted	195,711	-	195,711	196,258	-	196,258

	26 weeks ended June 30, 2024
	As Previously Reported	Adjustment	As Revised
Revenues
Membership revenues	$203,775	$(2,479)	$201,296
In-House revenues	238,753	(1,198)	237,555
Other revenues	125,764	276	126,040
Total revenues	568,292	(3,401)	564,891

Operating expenses
In-House operating expenses	(314,513)	(937)	(315,450)
Other operating expenses	(122,367)	3,031	(119,336)
General and administrative	(73,098)	-	(73,098)
Pre-opening expenses	(11,406)	9	(11,397)
Depreciation and amortization	(51,125)	500	(50,625)
Share-based compensation	(11,637)	-	(11,637)
Foreign exchange (loss) gain, net	(10,654)	-	(10,654)
Other, net	(9,943)	(20)	(9,963)
Total operating expenses	(604,743)	2,583	(602,160)
Operating income (loss)	(36,451)	(818)	(37,269)
Other (expense) income
Interest expense, net	(41,188)	-	(41,188)
Gain (loss) on sale of property and other, net	174	-	174
Share of profit (loss) of equity method investments	1,891	-	1,891
Total other expense, net	(39,123)	-	(39,123)
Loss before income taxes	(75,574)	(818)	(76,392)
Income tax (expense) benefit	(4,940)	9,269	4,329
Net loss	(80,514)	8,451	(72,063)
Net loss (income) attributable to noncontrolling interest	605	-	605
Net loss attributable to Soho House & Co Inc.	$(79,909)	$8,451	$(71,458)
Net loss per share attributable to Class A and B common stock shareholders
Basic and diluted	$(0.41)	$0.05	$(0.36)
Weighted average shares outstanding
Basic and diluted	195,987	-	195,987

	13 weeks ended April 2, 2023			13 weeks ended July 2, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenues
Membership revenues	$83,248	$(1,198)	$82,050	$89,193	$(1,230)	$87,963
In-House revenues	116,078	-	116,078	125,480	81	125,561
Other revenues	55,883	(193)	55,690	74,250	170	74,420
Total revenues	255,209	(1,391)	253,818	288,923	(979)	287,944

Operating expenses
In-House operating expenses	(143,972)	(1,060)	(145,032)	(152,353)	(42)	(152,395)
Other operating expenses	(56,381)	1,167	(55,214)	(66,226)	1,084	(65,142)
General and administrative	(30,574)	-	(30,574)	(37,243)	-	(37,243)
Pre-opening expenses	(4,994)	(76)	(5,070)	(4,206)	1	(4,205)
Depreciation and amortization	(24,464)	19	(24,445)	(25,249)	35	(25,214)
Share-based compensation	(5,846)	-	(5,846)	(5,657)	-	(5,657)
Foreign exchange (loss) gain, net	13,013	-	13,013	21,584	-	21,584
Other, net	(1,029)	-	(1,029)	21	-	21
Total operating expenses	(254,247)	50	(254,197)	(269,329)	1,078	(268,251)
Operating income (loss)	962	(1,341)	(379)	19,594	99	19,693
Other (expense) income
Interest expense, net	(18,701)	-	(18,701)	(22,027)	-	(22,027)
Gain (loss) on sale of property and other, net	681	-	681	(92)	-	(92)
Share of profit (loss) of equity method investments	871	(12)	859	1,587	12	1,599
Total other expense, net	(17,149)	(12)	(17,161)	(20,532)	12	(20,520)
Loss before income taxes	(16,187)	(1,353)	(17,540)	(938)	111	(827)
Income tax (expense) benefit	171	-	171	(1,349)	-	(1,349)
Net loss	(16,016)	(1,353)	(17,369)	(2,287)	111	(2,176)
Net loss (income) attributable to noncontrolling interest	64	-	64	(357)	-	(357)
Net loss attributable to Soho House & Co Inc.	$(15,952)	$(1,353)	$(17,305)	$(2,644)	$111	$(2,533)
Net loss per share attributable to Class A and B common stock shareholders
Basic and diluted	$(0.08)	$(0.01)	$(0.09)	$(0.01)	$-	$(0.01)
Weighted average shares outstanding
Basic and diluted	195,422	-	195,422	195,662	-	195,662

	13 weeks ended October 1, 2023
	As Previously Reported	Adjustment	As Revised
Revenues
Membership revenues	$93,279	$(1,230)	$92,049
In-House revenues	115,288	(65)	115,223
Other revenues	92,390	(6,275)	86,115
Total revenues	300,957	(7,570)	293,387

Operating expenses
In-House operating expenses	(146,480)	(751)	(147,231)
Other operating expenses	(73,709)	1,326	(72,383)
General and administrative	(35,564)	-	(35,564)
Pre-opening expenses	(5,093)	(1)	(5,094)
Depreciation and amortization	(24,516)	13	(24,503)
Share-based compensation	(4,683)	-	(4,683)
Foreign exchange (loss) gain, net	(30,698)	-	(30,698)
Loss on impairment of long-lived assets	-	-	-
Other, net	(617)	-	(617)
Total operating expenses	(321,360)	587	(320,773)
Operating income (loss)	(20,403)	(6,983)	(27,386)
Other (expense) income
Interest expense, net	(18,799)	-	(18,799)
Gain (loss) on sale of property and other, net	7	-	7
Share of profit (loss) of equity method investments	1,953	-	1,953
Total other expense, net	(16,839)	-	(16,839)
Loss before income taxes	(37,242)	(6,983)	(44,225)
Income tax (expense) benefit	(4,208)	-	(4,208)
Net loss	(41,450)	(6,983)	(48,433)
Net loss (income) attributable to noncontrolling interest	(912)	-	(912)
Net loss attributable to Soho House & Co Inc.	$(42,362)	$(6,983)	$(49,345)
Net loss per share attributable to Class A and B common stock shareholders
Basic and diluted	$(0.22)	$(0.03)	$(0.25)
Weighted average shares outstanding
Basic and diluted	196,153	-	196,153

	26 weeks ended July 2, 2023			39 weeks ended October 1, 2023			For the fiscal year ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenues
Membership revenues	$172,441	$(2,428)	$170,013	$265,720	$(3,658)	$262,062	$361,487	$(4,882)	$356,605
In-House revenues	241,558	81	241,639	356,846	16	356,862	482,066	89	482,155
Other revenues	130,133	(23)	130,110	222,523	(6,298)	216,225	292,326	(5,952)	286,374
Total revenues	544,132	(2,370)	541,762	845,089	(9,940)	835,149	1,135,879	(10,745)	1,125,134

Operating expenses
In-House operating expenses	(296,325)	(1,102)	(297,427)	(442,805)	(1,853)	(444,658)	(589,357)	(3,118)	(592,475)
Other operating expenses	(122,607)	2,251	(120,356)	(196,316)	3,577	(192,739)	(258,483)	1,586	(256,897)
General and administrative	(67,817)	-	(67,817)	(103,381)	-	(103,381)	(143,583)	-	(143,583)
Pre-opening expenses	(9,200)	(75)	(9,275)	(14,293)	(76)	(14,369)	(18,604)	(75)	(18,679)
Depreciation and amortization	(49,713)	54	(49,659)	(74,229)	67	(74,162)	(111,403)	122	(111,281)
Share-based compensation	(11,503)	-	(11,503)	(16,186)	-	(16,186)	(20,230)	-	(20,230)
Foreign exchange (loss) gain, net	34,597	-	34,597	3,899	-	3,899	36,196	-	36,196
Loss on impairment of long-lived assets	-	-	-	-	-	-	(47,455)	(317)	(47,772)
Other, net	(1,008)	-	(1,008)	(1,625)	-	(1,625)	(5,963)	(43)	(6,006)
Total operating expenses	(523,576)	1,128	(522,448)	(844,936)	1,715	(843,221)	(1,158,882)	(1,845)	(1,160,727)
Operating income (loss)	20,556	(1,242)	19,314	153	(8,225)	(8,072)	(23,003)	(12,590)	(35,593)
Other (expense) income
Interest expense, net	(40,728)	-	(40,728)	(59,527)	-	(59,527)	(84,136)	-	(84,136)
Gain (loss) on sale of property and other, net	589	-	589	596	-	596	(1,038)	-	(1,038)
Share of profit (loss) of equity method investments	2,458	-	2,458	4,411	-	4,411	1,900	-	1,900
Total other expense, net	(37,681)	-	(37,681)	(54,520)	-	(54,520)	(83,274)	-	(83,274)
Loss before income taxes	(17,125)	(1,242)	(18,367)	(54,367)	(8,225)	(62,592)	(106,277)	(12,590)	(118,867)
Income tax (expense) benefit	(1,178)	-	(1,178)	(5,386)	-	(5,386)	(10,811)	-	(10,811)
Net loss	(18,303)	(1,242)	(19,545)	(59,753)	(8,225)	(67,978)	(117,088)	(12,590)	(129,678)
Net loss (income) attributable to noncontrolling interest	(293)	-	(293)	(1,205)	-	(1,205)	(865)	-	(865)
Net loss attributable to Soho House & Co Inc.	$(18,596)	$(1,242)	$(19,838)	$(60,958)	$(8,225)	$(69,183)	$(117,953)	$(12,590)	$(130,543)
Net loss per share attributable to Class A and B common stock shareholders
Basic and diluted	$(0.10)	$-	$(0.10)	$(0.31)	$(0.04)	$(0.35)	$(0.60)	$(0.07)	$(0.67)
Weighted average shares outstanding
Basic and diluted	195,542	-	195,542	195,746	-	195,746	195,590	-	195,590

	For the fiscal year ended January 1, 2023
	As Previously Reported	Adjustment	As Revised
Revenues
Membership revenues	$272,809	$-	$272,809
In-House revenues	426,602	607	427,209
Other revenues	272,803	3,182	275,985
Total revenues	972,214	3,789	976,003

Operating expenses
In-House operating expenses	(524,929)	(5,800)	(530,729)
Other operating expenses	(250,336)	(1,565)	(251,901)
General and administrative	(123,435)	-	(123,435)
Pre-opening expenses	(14,081)	3	(14,078)
Depreciation and amortization	(99,930)	15	(99,915)
Share-based compensation	(27,681)	-	(27,681)
Foreign exchange (loss) gain, net	(69,600)	-	(69,600)
Other, net	(9,703)	-	(9,703)
Total operating expenses	(1,119,695)	(7,347)	(1,127,042)
Operating income (loss)	(147,481)	(3,558)	(151,039)
Other (expense) income
Interest expense, net	(71,499)	(19)	(71,518)
Gain (loss) on sale of property and other, net	390	-	390
Share of profit (loss) of equity method investments	3,941	-	3,941
Total other expense, net	(67,168)	(19)	(67,187)
Loss before income taxes	(214,649)	(3,577)	(218,226)
Income tax (expense) benefit	(5,131)	-	(5,131)
Net loss	(219,780)	(3,577)	(223,357)
Net loss (income) attributable to noncontrolling interest	(800)	-	(800)
Net loss attributable to Soho House & Co Inc.	$(220,580)	$(3,577)	$(224,157)
Net loss per share attributable to Class A and B common stock shareholders
Basic and diluted	$(1.10)	$(0.02)	$(1.12)
Weighted average shares outstanding
Basic and diluted	199,985	-	199,985

Consolidated Statement of Comprehensive Loss
	13 weeks ended March 31, 2024			13 weeks ended June 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
(in thousands)
Net loss	$(46,339)	$4,481	$(41,858)	$(34,175)	$3,970	$(30,205)

Other comprehensive loss
Foreign currency translation adjustment	4,236	142	4,378	(3,560)	(458)	(4,018)
Comprehensive loss	(42,103)	4,623	(37,480)	(37,735)	3,512	(34,223)

Loss attributable to noncontrolling interest	299	-	299	306	-	306
Foreign currency translation adjustment attributable to noncontrolling interest	(148)	205	57	(10)	-	(10)

Total comprehensive loss attributable to Soho House & Co Inc.	$(41,952)	$4,828	$(37,124)	$(37,439)	$3,512	$(33,927)

	26 weeks ended June 30, 2024
	As Previously Reported	Adjustment	As Revised
(in thousands)
Net loss	$(80,514)	$8,451	$(72,063)

Other comprehensive loss
Foreign currency translation adjustment	676	(316)	360
Comprehensive loss	(79,838)	8,135	(71,703)

Loss attributable to noncontrolling interest	605	-	605
Foreign currency translation adjustment attributable to noncontrolling interest	(158)	205	47

Total comprehensive loss attributable to Soho House & Co Inc.	$(79,391)	$8,340	$(71,051)

	13 weeks ended April 2, 2023			13 weeks ended July 2, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
(in thousands)
Net loss	$(16,016)	$(1,353)	$(17,369)	$(2,287)	$111	$(2,176)

Other comprehensive loss
Foreign currency translation adjustment	(7,033)	(122)	(7,155)	(15,759)	4	(15,755)
Comprehensive loss	(23,049)	(1,475)	(24,524)	(18,046)	115	(17,931)

Loss attributable to noncontrolling interest	64	-	64	(357)	-	(357)
Foreign currency translation adjustment attributable to noncontrolling interest	8	-	8	(182)	-	(182)

Total comprehensive loss attributable to Soho House & Co Inc.	$(22,977)	$(1,475)	$(24,452)	$(18,585)	$115	$(18,470)

	13 weeks ended October 1, 2023
	As Previously Reported	Adjustment	As Revised
(in thousands)
Net loss	$(41,450)	$(6,983)	$(48,433)

Other comprehensive loss
Foreign currency translation adjustment	19,591	136	19,727
Comprehensive loss	(21,859)	(6,847)	(28,706)

Loss attributable to noncontrolling interest	(912)	-	(912)
Foreign currency translation adjustment attributable to noncontrolling interest	302	-	302

Total comprehensive loss attributable to Soho House & Co Inc.	$(22,469)	$(6,847)	$(29,316)

	26 weeks ended July 2, 2023			39 weeks ended October 1, 2023			For the fiscal year ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
(in thousands)
Net loss	$(18,303)	$(1,242)	$(19,545)	$(59,753)	$(8,225)	$(67,978)	$(117,088)	$(12,590)	$(129,678)

Other comprehensive loss
Foreign currency translation adjustment	(22,792)	(118)	(22,910)	(3,201)	18	(3,183)	(24,648)	(429)	(25,077)
Comprehensive loss	(41,095)	(1,360)	(42,455)	(62,954)	(8,207)	(71,161)	(141,736)	(13,019)	(154,755)

Loss attributable to noncontrolling interest	(293)	-	(293)	(1,205)	-	(1,205)	(865)	-	(865)
Foreign currency translation adjustment attributable to noncontrolling interest	(174)	-	(174)	128	-	128	(205)	-	(205)

Total comprehensive loss attributable to Soho House & Co Inc.	$(41,562)	$(1,360)	$(42,922)	$(64,031)	$(8,207)	$(72,238)	$(142,806)	$(13,019)	$(155,825)

	For the fiscal year ended January 1, 2023
	As Previously Reported	Adjustment	As Revised
(in thousands)
Net loss	$(219,780)	$(3,577)	$(223,357)

Other comprehensive loss
Foreign currency translation adjustment	47,480	70	47,550
Comprehensive loss	(172,300)	(3,507)	(175,807)

Loss attributable to noncontrolling interest	(800)	-	(800)
Foreign currency translation adjustment attributable to noncontrolling interest	476	-	476

Total comprehensive loss attributable to Soho House & Co Inc.	$(172,624)	$(3,507)	$(176,131)

Consolidated Statement of Changes in Shareholders’ Deficit Loss
(in thousands except for share data)	As Previously Reported					Adjustment					As Revised
	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity
As of January 2, 2022	$(1,021,832)	$6,897	$176,134	$6,058	$182,192	$-	$-	$-	$-	$-	$(1,021,832)	$6,897	$176,134	$6,058	$182,192
Net loss	(220,580)	-	(220,580)	800	(219,780)	(3,577)	-	(3,577)	-	(3,577)	(224,157)	-	(224,157)	800	(223,357)
Distributions to noncontrolling interest	-	-	-	(1,206)	(1,206)	-	-	-	-	-	-	-	-	(1,206)	(1,206)
Purchase of noncontrolling interests in connection with the Soho Restaurants Acquisition	-	-	(1,884)	1,884	-	-	-	-	-	-	-	-	(1,884)	1,884
Shares repurchased	-	-	(50,000)	-	(50,000)	-	-	-	-	-	-	-	(50,000)	-	(50,000)
Share-based compensation, net of tax	-	-	26,207	-	26,207	-	-	-	-	-	-	-	26,207	-	26,207
Additional IPO costs	-	-	(269)	-	(269)	-	-	-	-	-	-	-	(269)	-	(269)
Net change in cumulative translation adjustment	-	47,956	47,956	(476)	47,480	-	70	70	-	70	-	48,026	48,026	(476)	47,550
As of January 1, 2023	$(1,242,412)	$54,853	$(22,436)	$7,060	$(15,376)	$(3,577)	$70	$(3,507)	$-	$(3,507)	$(1,245,989)	$54,923	$(25,943)	$7,060	$(18,883)
Net loss	(117,953)	-	(117,953)	865	(117,088)	(12,590)	-	(12,590)	-	(12,590)	(130,543)	-	(130,543)	865	(129,678)
Distributions to noncontrolling interest	-	-	-	(390)	(390)	-	-	-	-	-	-	-	-	(390)	(390)
Shares repurchased	-	-	(12,000)	-	(12,000)	-	-	-	-	-	-	-	(12,000)	-	(12,000)
Non-cash share-based compensation	-	-	18,875	-	18,875	-	-	-	-	-	-	-	18,875	-	18,875
Net change in cumulative translation adjustment	-	(24,853)	(24,853)	205	(24,648)	-	(429)	(429)	-	(429)	-	(25,282)	(25,282)	205	(25,077)
As of December 31, 2023	$(1,360,365)	$30,000	$(158,367)	$7,740	$(150,627)	$(16,167)	$(359)	$(16,526)	$-	$(16,526)	$(1,376,532)	$29,641	$(174,893)	$7,740	$(167,153)

(in thousands except for share data)	As Previously Reported					Adjustment					As Revised
	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity
As of December 31, 2023	$(1,360,365)	$30,000	$(158,367)	$7,740	$(150,627)	$(16,167)	$(359)	$(16,526)	$-	$(16,526)	$(1,376,532)	$29,641	$(174,893)	$7,740	$(167,153)
Net income (loss)	(46,040)	-	(46,040)	(299)	(46,339)	4,481	-	4,481	-	4,481	(41,559)	-	(41,559)	(299)	(41,858)
Non-cash share-based compensation	-	-	7,336	-	7,336	-	-	-	-	-	-	-	7,336	-	7,336
Net change in cumulative translation adjustment	-	4,088	4,088	148	4,236	-	347	347	(205)	142	-	4,435	4,435	(57)	4,378
As of March 31, 2024	$(1,406,405)	$34,088	$(192,983)	$7,589	$(185,394)	$(11,686)	$(12)	$(11,698)	$(205)	$(11,903)	$(1,418,091)	$34,076	$(204,681)	$7,384	$(197,297)
Net income (loss)	(33,869)	-	(33,869)	(306)	(34,175)	3,970	-	3,970	-	3,970	(29,899)	-	(29,899)	(306)	(30,205)
Distributions to noncontrolling interests	-	-	-	(1,454)	(1,454)	-	-	-	-	-	-	-	-	(1,454)	(1,454)
Shares repurchased	-	-	(4,708)	-	(4,708)	-	-	-	-	-	-	-	(4,708)	-	(4,708)
Non-cash share-based compensation	-	-	3,472	-	3,472	-	-	-	-	-	-	-	3,472	-	3,472
Net change in cumulative translation adjustment	-	(3,570)	(3,570)	10	(3,560)	-	(458)	(458)	-	(458)	-	(4,028)	(4,028)	10	(4,018)
As of June 30, 2024	$(1,440,274)	$30,518	$(231,658)	$5,839	$(225,819)	$(7,716)	$(470)	$(8,186)	$(205)	$(8,391)	$(1,447,990)	$30,048	$(239,844)	$5,634	$(234,210)

(in thousands except for share data)	As Previously Reported					Adjustment					As Revised
	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity
As of January 1, 2023	$(1,242,412)	$54,853	$(22,436)	$7,060	$(15,376)	$(3,577)	$70	$(3,507)	$-	$(3,507)	$(1,245,989)	$54,923	$(25,943)	$7,060	$(18,883)
Net loss	(15,952)	-	(15,952)	(64)	(16,016)	(1,353)		(1,353)	-	(1,353)	(17,305)	-	(17,305)	(64)	(17,369)
Distributions to noncontrolling interest	-	-	-	(390)	(390)	-			-	-	-	-	-	(390)	(390)
Non-cash share-based compensation	-	-	5,677		5,677	-			-	-	-	-	5,677		5,677
Net change in cumulative translation adjustment	-	(7,025)	(7,025)	(8)	(7,033)	-	(122)	(122)	-	(122)	-	(7,147)	(7,147)	(8)	(7,155)
As of April 2, 2023	$(1,258,364)	$47,828	$(39,736)	$6,598	$(33,138)	$(4,930)	$(52)	$(4,982)	$-	$(4,982)	$(1,263,294)	$47,776	$(44,718)	$6,598	$(38,120)
Net loss	(2,644)	-	(2,644)	357	(2,287)	111	-	111	-	111	(2,533)	-	(2,533)	357	(2,176)
Share-based compensation, net of tax	-	-	5,381	-	5,381	-	-	-	-	-	-	-	5,381	-	5,381
Net change in cumulative translation adjustment	-	(15,941)	(15,941)	182	(15,759)	-	4	4	-	4	-	(15,937)	(15,937)	182	(15,755)
As of July 2, 2023	$(1,261,008)	$31,887	$(52,940)	$7,137	$(45,803)	$(4,819)	$(48)	$(4,867)	$-	$(4,867)	$(1,265,827)	$31,839	$(57,807)	$7,137	$(50,670)
Net loss	(42,362)	-	(42,362)	912	(41,450)	(6,983)	-	(6,983)	-	(6,983)	(49,345)	-	(49,345)	912	(48,433)
Shares repurchased	-	-	(12,000)	-	(12,000)	-	-	-	-	-	-	-	(12,000)	-	(12,000)
Share-based compensation, net of tax	-	-	4,096	-	4,096	-	-	-	-	-	-	-	4,096	-	4,096
Net change in cumulative translation adjustment	-	19,893	19,893	(302)	19,591	-	136	136	-	136	-	20,029	20,029	(302)	19,727
As of October 1, 2023	$(1,303,370)	$51,780	$(83,313)	$7,747	$(75,566)	$(11,802)	$88	$(11,714)	$-	$(11,714)	$(1,315,172)	$51,868	$(95,027)	$7,747	$(87,280)

Consolidated Statement of Cash Flows
	13 weeks ended March 31, 2024			26 weeks ended June 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(46,339)	$4,481	$(41,858)	$(80,514)	$8,451	$(72,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	25,744	(250)	25,494	51,125	(500)	50,625
Non-cash share-based compensation, net of tax	7,336	-	7,336	10,808	-	10,808
Deferred tax expense (benefit)	(393)	(2,555)	(2,948)	(2,174)	(3,715)	(5,889)
(Gain) loss on disposal of property and other, net	(65)	-	(65)	(174)	-	(174)
Loss on impairment of intangible assets	-	-	-	4,710	-	4,710
Share of (profit) loss of equity method investments	(377)	-	(377)	(1,891)	-	(1,891)
Amortization of debt issuance costs	703	-	703	1,390	-	1,390
PIK interest	9,614	-	9,614	19,568	-	19,568
Distributions from equity method investees	-	-	-	325	-	325
Foreign exchange loss (gain), net	5,481	-	5,481	10,654	-	10,654
Changes in assets and liabilities:
Accounts receivable	(1,046)	(110)	(1,156)	2,216	640	2,856
Inventories	(1,816)	13	(1,803)	(3,337)	88	(3,249)
Operating leases, net	1,749	291	2,040	4,760	4,169	8,929
Other operating assets	(26,478)	55	(26,423)	(18,377)	(373)	(18,750)
Deferred revenue	(4,747)	(2,194)	(6,941)	6,793	(5,015)	1,778
Accounts payable and accrued and other liabilities	38,122	(1,030)	37,092	39,110	(6,541)	32,569
Net cash provided by operating activities	7,488	(1,299)	6,189	44,992	(2,796)	42,196
Cash flows from investing activities
Purchase of property and equipment	(21,004)	1,298	(19,706)	(46,804)	1,297	(45,507)
Purchase of intangible assets	(4,587)	7	(4,580)	(8,961)	14	(8,947)
Repayment of capital investment from equity method investee	-	-	-	10,706	-	10,706
Net cash used in investing activities	(25,591)	1,305	(24,286)	(45,059)	1,311	(43,748)
Cash flows from financing activities
Repayment of borrowings	(312)	-	(312)	(879)	-	(879)
Proceeds from borrowings	-	-	-	-	1,105	1,105
Principal payments on finance leases	(67)	-	(67)	(181)	-	(181)
Principal payments on financing obligation	-	-	-	(153)	153	-
Distributions to noncontrolling interest	-	-	-	(1,454)	-	(1,454)
Purchase of treasury stock	-	-	-	(4,708)	-	(4,708)
Net cash (used in) provided by financing activities	(379)	-	(379)	(7,375)	1,258	(6,117)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(569)	(60)	(629)	(1,780)	1	(1,779)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(19,051)	(54)	(19,105)	(9,222)	(226)	(9,448)
Cash, cash equivalents, and restricted cash
Beginning of period	163,607	(2,501)	161,106	163,607	(2,501)	161,106
End of period	$144,556	$(2,555)	$142,001	$154,385	$(2,727)	$151,658

	13 weeks ended April 2, 2023			26 weeks ended July 2, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(16,016)	$(1,353)	$(17,369)	$(18,303)	$(1,242)	$(19,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	24,464	(19)	24,445	49,713	(54)	49,659
Non-cash share-based compensation, net of tax	5,677	-	5,677	11,058	-	11,058
Deferred tax expense (benefit)	(683)	-	(683)	(836)	-	(836)
(Gain) loss on disposal of property and other, net	(681)	-	(681)	(589)	-	(589)
Share of (profit) loss of equity method investments	(871)	12	(859)	(2,458)	-	(2,458)
Amortization of debt issuance costs	762	-	762	1,461	-	1,461
Loss on debt extinguishment	-	-	-	3,278	-	3,278
PIK interest	9,073	-	9,073	18,450	-	18,450
Distributions from equity method investees	159	-	159	209	-	209
Foreign exchange loss (gain), net	(13,013)	-	(13,013)	(34,597)	-	(34,597)
Changes in assets and liabilities:
Accounts receivable	(1,612)	90	(1,522)	(11,849)	226	(11,623)
Inventories	1,373	61	1,434	(5,688)	305	(5,383)
Operating leases, net	(1,125)	20	(1,105)	(2,428)	-	(2,428)
Other operating assets	(18,385)	(248)	(18,633)	(24,770)	(597)	(25,367)
Deferred revenue	297	2,455	2,752	11,920	(2,079)	9,841
Accounts payable and accrued and other liabilities	(1,907)	(1,742)	(3,649)	13,710	2,489	16,199
Net cash provided by operating activities	(12,488)	(724)	(13,212)	8,281	(952)	7,329
Cash flows from investing activities
Purchase of property and equipment	(12,010)	174	(11,836)	(33,313)	109	(33,204)
Proceeds from sale of assets	978	-	978	1,362	-	1,362
Purchase of intangible assets	(4,674)	-	(4,674)	(8,823)	-	(8,823)
Net cash used in investing activities	(15,706)	174	(15,532)	(40,774)	109	(40,665)
Cash flows from financing activities
Repayment of borrowings	(202)	-	(202)	(117,202)	-	(117,202)
Payment for debt extinguishment costs	-	-	-	(1,686)	-	(1,686)
Proceeds from borrowings	-	-	-	140,000	-	140,000
Payments for debt issuance costs	-	-	-	(2,822)	-	(2,822)
Principal payments on finance leases	(39)	-	(39)	(134)	-	(134)
Distributions to noncontrolling interest	(390)	-	(390)	(390)	-	(390)
Net cash (used in) provided by financing activities	(631)	-	(631)	17,766	-	17,766
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,002	-	1,002	2,077	-	2,077
Net (decrease) increase in cash and cash equivalents, and restricted cash	(27,823)	(550)	(28,373)	(12,650)	(843)	(13,493)
Cash, cash equivalents, and restricted cash
Beginning of period	190,043	(1,435)	188,608	190,043	(1,435)	188,608
End of period	$162,220	$(1,985)	$160,235	$177,393	$(2,278)	$175,115

	39 weeks ended October 1, 2023			For the fiscal year ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(59,753)	$(8,225)	$(67,978)	$(117,088)	$(12,590)	$(129,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities					-
Depreciation and amortization	74,229	(67)	74,162	111,403	(122)	111,281
Non-cash share-based compensation, net of tax	15,154	-	15,154	18,875	-	18,875
Deferred tax expense (benefit)	(778)	-	(778)	(607)	-	(607)
(Gain) loss on disposal of property and other, net	(596)	-	(596)	1,038	-	1,038
Impairment relating to long-lived assets			-	47,455	317	47,772
Provision for write-down of inventories			-	6,827	-	6,827
Share of (profit) loss of equity method investments	(4,411)	-	(4,411)	(1,900)	-	(1,900)
Amortization of debt issuance costs	2,110	-	2,110	2,808	-	2,808
Loss on debt extinguishment	3,278	-	3,278	3,278	-	3,278
PIK interest	27,908	-	27,908	39,300	-	39,300
Distributions from equity method investees	162	-	162	368	-	368
Foreign exchange loss (gain), net	(3,899)	-	(3,899)	(36,196)	-	(36,196)
Changes in assets and liabilities:
Accounts receivable	(22,110)	37	(22,073)	(14,228)	421	(13,807)
Inventories	2,465	258	2,723	(9,747)	4,282	(5,465)
Operating leases, net	5,558	-	5,558	(2,194)	279	(1,915)
Other operating assets	(25,212)	56	(25,156)	(17,952)	958	(16,994)
Deferred revenue	7,467	4,425	11,892	13,845	2,587	16,432
Accounts payable and accrued and other liabilities	8,904	1,730	10,634	4,527	1,044	5,571
Net cash provided by operating activities	30,476	(1,786)	28,690	49,812	(2,824)	46,988
Cash flows from investing activities
Purchase of property and equipment	(50,440)	809	(49,631)	(67,763)	1,822	(65,941)
Proceeds from sale of assets	1,368	-	1,368	1,368	-	1,368
Purchase of intangible assets	(13,989)	-	(13,989)	(17,966)	28	(17,938)
Property and casualty insurance proceeds received	148	-	148	148	-	148
Net cash used in investing activities	(62,913)	809	(62,104)	(84,213)	1,850	(82,363)
Cash flows from financing activities
Repayment of borrowings	(117,350)	-	(117,350)	(117,790)	-	(117,790)
Payment for debt extinguishment costs	(1,686)	-	(1,686)	(1,686)	-	(1,686)
Proceeds from borrowings	140,000	-	140,000	140,000	-	140,000
Payments for debt issuance costs	(2,822)	-	(2,822)	(2,822)	-	(2,822)
Principal payments on finance leases	(221)	-	(221)	(407)	-	(407)
Distributions to noncontrolling interest	(390)	-	(390)	(390)	-	(390)
Purchase of treasury stock	(12,000)	-	(12,000)	(12,000)	-	(12,000)
Net cash (used in) provided by financing activities	5,531	-	5,531	4,905	-	4,905
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(97)	-	(97)	3,060	(92)	2,968
Net (decrease) increase in cash and cash equivalents, and restricted cash	(27,003)	(977)	(27,980)	(26,436)	(1,066)	(27,502)
Cash, cash equivalents, and restricted cash
Beginning of period	190,043	(1,435)	188,608	190,043	(1,435)	188,608
End of period	$163,040	$(2,412)	$160,628	$163,607	$(2,501)	$161,106

	For the fiscal year ended January 1, 2023
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(219,780)	$(3,577)	$(223,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	99,930	(15)	99,915
Non-cash share-based compensation, net of tax	26,207	-	26,207
Deferred tax expense (benefit)	237	-	237
(Gain) loss on disposal of property and other, net	(390)	-	(390)
Share of (profit) loss of equity method investments	(3,941)	-	(3,941)
Amortization of debt issuance costs	4,315	-	4,315
PIK interest	36,254	-	36,254
Distributions from equity method investees	3,281	-	3,281
Foreign exchange loss (gain), net	69,600	-	69,600
Changes in assets and liabilities:
Accounts receivable	(24,109)	(171)	(24,280)
Inventories	(31,029)	1,418	(29,611)
Operating leases, net	25,190	-	25,190
Other operating assets	(38,667)	(104)	(38,771)
Deferred revenue	20,131	(2,852)	17,279
Accounts payable and accrued and other liabilities	47,453	2,482	49,935
Net cash provided by operating activities	14,682	(2,819)	11,863
Cash flows from investing activities
Purchase of property and equipment	(73,729)	1,384	(72,345)
Proceeds from sale of assets	926	-	926
Purchase of intangible assets	(21,672)	-	(21,672)
Property and casualty insurance proceeds received	338	-	338
Net cash used in investing activities	(94,137)	1,384	(92,753)
Cash flows from financing activities
Repayment of borrowings	(736)	-	(736)
Issuance of related party loans	3,217	-	3,217
Proceeds from borrowings	105,795	-	105,795
Payments for debt issuance costs	(1,860)	-	(1,860)
Principal payments on finance leases	(528)	-	(528)
Principal payments on financing obligation	(1,578)	-	(1,578)
Distributions to noncontrolling interest	(1,206)	-	(1,206)
Purchase of treasury stock	(50,000)	-	(50,000)
Proceeds from initial public offering, net of offering costs	(269)	-	(269)
Net cash (used in) provided by financing activities	52,835	-	52,835
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,999)	-	(3,999)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(30,619)	(1,435)	(32,054)
Cash, cash equivalents, and restricted cash
Beginning of period	220,662	-	220,662
End of period	$190,043	$(1,435)	$188,608

18. Subsequent Events

Shares Issued

Subsequent to September 29, 2024, the Company issued a total of 949 shares of Class A common stock as a result of SARs being exercised.

Lease contracts with related parties

On October 21, 2024, the Le Vallauris restaurant California (US), and the Willows Historic Palm Springs Inn (California, US) lease contracts were modified to defer the rent until Palm Springs Soho House opening date. This modification was a result of rent negotiation efforts between two parties to reflect the commercial relationship between the restaurant, inn and House locations. As disclosed in Note 16 Related Party Transactions, the Company leases these properties from GHPSI, LLC, an affiliate of Yucaipa.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Over the last 29 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of September 29, 2024, we had approximately 267,500 members (including approximately 208,100 Soho House Members) who engage with SHCO through our global portfolio of 45 Soho Houses, 8 Soho Works, Scorpios Beach Clubs in Mykonos and Bodrum, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and The LINE and Saguaro hotels in The Americas also form part of SHCO’s wider portfolio via management agreements to operate the properties.

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

The demand for our membership is also demonstrated by our large and growing SHCO global waitlist, which as of September 29, 2024 stands at approximately 111,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

This membership allows us to welcome members to our global community in new geographies where we do not have a physical House. Through this membership we are able to generate additional revenues on our existing base of Houses and gather intelligence for future growth, which we have leveraged to open new Houses in certain locations, including Bangkok, Thailand (February 2023), Mexico City, Mexico (September 2023), Portland, USA (March 2024), Sao Paulo, Brazil (June 2024) and planned future openings in places such as Manchester, United Kingdom and Milan, Italy. As of September 29, 2024, we had 11,879 CWH members across 83 cities.

•
Soho Friends

Through this membership we offer access to some physical House spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands to an audience who enjoy the Soho House offerings but do not have a Soho House Membership. Soho Friends annual membership is approximately $130 and does not provide full access to our Houses. As of September 29, 2024, we had 53,235 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House Members continue to account for the majority of visitors to our Houses and restaurants.

•
Soho Works

Soho Works provides its members with the space and resources to work alongside other like-minded individuals and businesses—facilitating connections and providing the tools to flourish. Aimed primarily at existing Soho House and Soho Friends members, with locations in LA, New York and London. Soho Works draws on the same design principles and membership ethos as Soho House, but is a space purposed entirely for work and creative collaboration. As of September 29, 2024, we had 6,181 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Adult Paying Members, a US Soho Works membership ranges from $200 to $750 per month, depending on membership type.

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

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader group of professional people. As of September 29, 2024, Ned’s Club London, New York and Doha had approximately 4,600 members, and expect to open a fourth site in Washington, D.C. in early 2025. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for each of the existing operations of The Ned sites.

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

KEY PERFORMANCE AND OPERATING METRICS

	As of
	September 29, 2024	October 1, 2023
	(Unaudited)
Number of Soho Houses	45	42
The Americas	17	15
United Kingdom	14	13
Europe/RoW	14	14
Number of Soho House Members	208,078	184,542
The Americas	79,020	67,664
United Kingdom	72,777	67,931
Europe/RoW	44,402	39,850
All Other	11,879	9,097
Number of Other Members	59,416	70,710
The Americas	16,081	19,239
United Kingdom	35,630	42,402
Europe/RoW	7,705	9,069
Number of Total Members	267,494	255,252
Number of Active App Users	212,993	187,759

	For the 13 Weeks Ended		For the 13 Weeks Ended		For the 39 Weeks Ended		For the 39 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)	September 29, 2024	October 1, 2023 (As Revised)	September 29, 2024	October 1, 2023 (As Revised)	September 29, 2024	October 1, 2023 (As Revised)
	Actuals		Constant Currency(1)		Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)				(Unaudited, dollar amounts in thousands, except percentages)
Operating income (loss)	$37,884	$(27,386)	$37,884	$(33,721)	$615	$(8,072)	$615	$(18,183)
Operating loss margin	11%	(9)%	11%	(9)%	0%	(1)%	0%	(1)%
House-Level Contribution	60,835	51,957	60,835	50,230	167,717	150,895	167,717	147,207
House-Level Contribution Margin	28%	26%	28%	26%	26%	25%	26%	25%
Other Contribution	27,064	21,816	27,064	22,136	50,287	46,857	50,287	46,729
Other Contribution Margin	24%	23%	24%	23%	20%	20%	20%	20%
Adjusted EBITDA	48,281	35,055	48,281	36,763	99,612	85,642	99,612	88,261
Percentage of total revenues	14%	12%	14%	12%	11%	10%	11%	10%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 weeks ended September 29, 2024 and October 1, 2023

The following table summarizes our results of operations for the 13 weeks ended September 29, 2024 and October 1, 2023 (in thousands, except percentages):

	For the 13 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)		October 1, 2023 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$107,394	$92,049	17%	$94,411	14%
In-House revenues	120,658	115,223	5%	118,700	2%
Other revenues	105,316	86,115	22%	89,567	18%
Total revenues	333,368	293,387	14%	302,678	10%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(158,790)	(147,231)	(8)%	(154,403)	(3)%
Other operating expenses (exclusive of depreciation and amortization)	(86,679)	(72,383)	(20)%	(75,909)	(14)%
General and administrative expenses (exclusive of depreciation and amortization)	(39,672)	(35,564)	(12)%	(37,297)	(6)%
Pre-opening expenses	(2,561)	(5,094)	50%	(5,342)	52%
Depreciation and amortization	(26,017)	(24,503)	(6)%	(25,697)	(1)%
Share-based compensation	(3,513)	(4,683)	25%	(4,911)	28%
Foreign exchange gain (loss), net	39,591	(30,698)	n/m	(32,193)	n/m
Loss on impairment of long-lived assets	(14,068)	—	n/m	—	n/m
Other	(3,775)	(617)	n/m	(647)	n/m
Total operating expenses	(295,484)	(320,773)	8%	(336,399)	12%
Operating income (loss)	37,884	(27,386)	n/m	(33,721)	n/m
Other (expense) income
Interest expense, net	(20,658)	(18,799)	(10)%	(19,715)	(5)%
Gain on sale of property and other, net	(236)	7	n/m	7	n/m
Share of income of equity method investments	1,754	1,953	(10)%	2,048	(14)%
Total other expense, net	(19,140)	(16,839)	(14)%	(17,660)	(8)%
Income (loss) before income taxes	18,744	(44,225)	n/m	(51,381)	n/m
Income tax benefit	(18,026)	(4,208)	n/m	(4,413)	n/m
Net income (loss)	718	(48,433)	n/m	(55,794)	n/m
Net income (loss) attributable to noncontrolling interest	(543)	(912)	40%	(956)	43%
Net income (loss) attributable to Soho House & Co Inc.	$175	$(49,345)	n/m	$(56,750)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$333,368	$293,387	14%	10%
The Americas	113,668	102,663	11%	11%
United Kingdom	100,266	91,319	10%	5%
Europe/RoW	81,161	65,681	24%	18%
All Other	38,273	33,724	13%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$107,394	$92,049	17%	14%
The Americas	51,089	43,574	17%	17%
United Kingdom	31,822	27,115	17%	12%
Europe/RoW	11,758	10,386	13%	8%
All Other	12,725	10,974	16%	11%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 17% to $107,394 for the 13 weeks ended September 29, 2024 predominantly driven by an increase in Adult Paying Members of 11%, or 16,500, who joined after the end of the 13 weeks ended October 1, 2023. Additionally, all Soho House Adult paying fees were increased at the start of fiscal 2023, impacting members on their renewal date throughout fiscal 2023.

All Soho House Adult paying fees increased in January 2024, with in general a low single-digit price rise for existing members and a mid single-digit increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $343. This was driven by Soho Works as a result of increased membership fees in fiscal 2024, partially offset by a reduction in the number of Soho Friends members in comparison to the 13 weeks ended October 1, 2023.

The Americas segment saw an increase in membership revenues of $7,515, or 17%, due to approximately 8,800, or 15% increase in Adult Paying Soho House members year-on-year, with the opening of Soho House Sao Paulo (June, 2024), Soho House Portland (March, 2024) and Soho House Mexico City (September 2023), as well as growth across existing Houses. The impact of the membership fee increases noted also contributed to the increase in Membership revenues.

Our United Kingdom segment saw an increase in Membership revenues of $4,707, or 17% , due to approximately 2,900, or 5% increase in Adult Paying Soho House members, driven by growth in existing Houses, coupled with the impact of the House membership fee increases as noted above. Although Soho Mews House opened in London in late September 2024, no paying members were active as of September 29, 2024. In constant currency, Membership revenues in the United Kingdom segment increased by $3,386, or 12%.

The Europe/RoW segment saw an increase in Membership revenues of $1,372, or 13%, due to approximately 2,500, or 10% increase in Adult paying members, driven by growth in existing Houses, alongside revenue impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/RoW segment increased by $866, or 8%.

All Other saw an increase in Membership revenues of $1,751, or 16%, predominantly driven by approximately 2,300, or 28% more CWH Adult Paying Members, with the growth rate offset by a decline of approximately 11,300 Non-House members in comparison to the third quarter of fiscal 2023. In constant currency, All Other Membership revenues increased by $1,216, or 11%.

In constant currency, Membership revenues increased by $12,983, or 14%.

In-House Revenues

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$120,658	$115,223	5%	2%
The Americas	46,646	43,842	6%	6%
United Kingdom	48,287	45,539	6%	1%
Europe/RoW	25,725	25,842	n/m	(5)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $120,658 for the 13 weeks ended September 29, 2024, an increase of $5,435 versus the comparative period in 2023. Revenues were supported by four new Houses that opened since the beginning of the 13 weeks ended October 1, 2023, including Soho Mews House which opened in London in late September 2024, but did not meaningfully contribute to In-House revenues in the quarter.

The Americas In-House revenues were $46,646 for the 13 weeks ended September 29, 2024, an increase of $2,804 versus the 13 weeks ended October 1, 2023. The region benefited from the opening of Soho House Mexico City (September 2023), Soho House Portland (March 2024) and Soho House Sao Paulo (June 2024).

In-House revenues in our United Kingdom segment saw an increase of $2,748 versus the 13 weeks ended October 1, 2023, with notably strong year-over-year performance at our countryside sites. In constant currency, In-House Revenues in the United Kingdom segment saw an increase of $530, or 1%.

The Europe/RoW segment decreased in-House revenues by $117 year-on-year. The majority of Houses saw growth year-over-year, however this was offset by weaker performance in our Tel Aviv House versus comparative period driven by external factors. In constant currency, In-House Revenues in the Europe/RoW segment a decrease by $1,376 or 5%.

In constant currency, In-House Revenues increased by $1,958, or 2%.

Other Revenues

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$105,316	$86,115	22%	18%
The Americas	15,933	15,247	4%	4%
United Kingdom	20,157	18,665	8%	3%
Europe/RoW	43,678	29,453	48%	41%
All Other	25,548	22,750	12%	7%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $105,316 for the 13 weeks ended September 29, 2024, compared to $86,115 for the 13 weeks ended October 1, 2023, an increase of $19,201. The increase was predominantly driven by Scorpios Bodrum (June, 2024) and Soho Home growth, particularly in our retail sites.

Other revenues in The Americas segment increased $686, or 4% versus the 13 weeks ended October 1, 2023 supported by a termination fee related to one of our LINE hotel management contracts, offset by a slight decline in sales in some of the stand-alone restaurants period-on-period.

The United Kingdom segment saw an increase in Other revenues of $1,492, or 8% versus third quarter fiscal 2023 driven by higher design fees offsetting slightly softer sales year-over-year in our stand alone restaurants. In constant currency, Other Revenues in the United Kingdom segment increased by $583, or 3%.

Other revenues in the Europe/RoW segment have increased $14,225 or 48% compared to the 13 weeks ended October 1, 2023 predominantly driven by the opening of Scorpios Bodrum (June, 2024). In constant currency, Other Revenues in the Europe/RoW segment increased by $12,790, or 41%.

Other revenues in All Other have increased $2,798 or 12% period-on-period driven by growth in Soho Home, offset by Cowshed operating under brand license (since January 1, 2024), which results in recognition of royalty income in 2024 versus revenue in fiscal 2023. In constant currency, Other Revenues in All Other increased by $1,690, or 7%.

In constant currency, Other Revenues increased by $15,749, or 18%.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(158,790)	$(147,231)	(8)%	(3)%
Percentage of total House revenues	(72)%	(74)%
Operating income (loss)	$37,884	$(27,386)	n/m	n/m
Operating margin	11%	(9)%
House-Level Contribution	$60,835	$51,957	17%	21%
House-Level Contribution Margin	28%	26%	2%
House-Level Contribution by segment:
The Americas	$28,895	$24,806	16%	16%
United Kingdom	22,243	20,277	10%	5%
Europe/RoW	4,713	3,564	32%	26%
All Other	4,984	3,310	51%	44%
House-Level Contribution Margin by segment:
The Americas	30%	28%
United Kingdom	28%	28%
Europe/RoW	13%	10%
All Other	90%	82%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $158,790 for the 13 weeks ended September 29, 2024, an increase of $11,559. The increase is a result of the four new Houses opened since the beginning of the 13 weeks ended October 1, 2023, alongside period-on-period wage increases. In constant currency, In-House Operating Expenses increased by $4,387.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $60,835 for the 13 weeks ended September 29, 2024, compared to $51,957 for the 13 weeks ended October 1, 2023, an increase of $8,878. The increase in House-Level Contribution predominantly relates to increased Soho House membership and In-House revenues period-on-period, offset by higher In-House operating expenses.

House-Level Contribution Margin was 28% for the 13 weeks ended September 29, 2024, an increase of 2% from the prior period due to increased revenues, especially membership. All regions increased House-Level margins period-on-period benefitting from higher membership revenue, with the exception of the United Kingdom segment which remained flat partially driven by the impact of higher inflation in In-House Operating expenses.

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(86,679)	$(72,383)	(20)%	(14)%
Percentage of total other revenues	(76)%	(77)%
Operating loss	$37,884	$(27,386)	n/m	n/m
Operating loss margin	11%	(9)%
Other Contribution	$27,064	$21,816	24%	22%
Other Contribution Margin	24%	23%	1%
Other Contribution by segment:
The Americas	$4,297	$3,325	29%	29%
United Kingdom	7,760	5,761	35%	28%
Europe/RoW	15,934	13,110	22%	16%
All Other	(927)	(380)	n/m	n/m
Other Contribution Margin by segment:
The Americas	26%	21%
United Kingdom	37%	30%
Europe/RoW	36%	44%
All Other	(3)%	(1)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $86,679 for the 13 weeks ended September 29, 2024, compared to $72,383 for the 13 weeks ended October 1, 2023, an increase of $14,296, or 20%. This increased spend is predominantly driven by the opening of the new Scorpios site in Bodrum, higher costs in relation to revenue growth at Soho Home, and write-off of design costs for Houses no longer going ahead. This increase was offset by the permanent closure of our operations at The Hoxton (July 2023) and the removal of expenses relating to Cowshed operations following the move to a brand license deal effective January 1, 2024 . In constant currency, Other Operating Expenses increased by $10,770, or 14%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $27,064 for the 13 weeks ended September 29, 2024, compared to $21,816 for the 13 weeks ended October 1, 2023, an increase of $5,248 predominantly driven by Scorpios. Other Contribution Margin was 24% for the 13 weeks ended September 29, 2024, an increase of 1% compared to the 13 weeks ended October 1, 2023.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	$39,672	$35,564	12%	6%
Percentage of total revenues	12%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $39,672 for the 13 weeks ended September 29, 2024, compared with $35,564 for the 13 weeks ended October 1, 2023, an increase of $4,108, or 12%. The increase was driven by the cost of headcount to support business expansion, including four new Soho Houses and Scorpios Bodrum opened since the comparative period.

In constant currency, General and Administrative Expenses increased by $2,375, or 6%.

Pre-opening Expenses

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$2,561	$5,094	(50)%	(52)%
Percentage of total revenues	1%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $2,561 for the 13 weeks ended September 29, 2024 compared to $5,094 in the 13 weeks ended October 1, 2023. This decrease was primarily driven by the size and location of House openings. The House opening in the period was a small House in an established market (London) so for example travel costs are lower, in comparison to the opening of a large House in a new market, Mexico City. In constant currency pre-opening expenses reduced by 52%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$26,017	$24,503	6%	1%
Percentage of total revenues	8%	8%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $26,017 for the 13 weeks ended September 29, 2024, an increase of $1,514, or 6%, from the 13 weeks ended October 1, 2023. The increase period-on-period was driven predominately by increases from 2023/2024 Houses and spend in IT to support key membership and compliance initiatives offset by a reduction across Soho Works sites. In constant currency, depreciation and amortization expenses increased by $320, or 1%.

Other Expenses

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$3,513	$4,683	(25)%	(28)%
Percentage of total revenues	1%	2%
Foreign exchange (gain) loss , net	$(39,591)	$30,698	n/m	n/m
Percentage of total revenues	(12)%	10%
Loss on impairment of long-lived assets	$14,068	$-	n/m	n/m
Percentage of total revenues	4%	0%
Other, net	$3,775	$617	n/m	n/m
Percentage of total revenues	1%	0%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $1,170 to $3,513 for the 13 weeks ended September 29, 2024, primarily due to a number of SARs granted prior to the IPO fully vesting in the 13 weeks ended October 1, 2023.

Foreign exchange (gain) loss, net which is unrealized and non-cash in nature, moved from a loss of $30,698 to a gain of $(39,591) for the 13 weeks ended September 29, 2024, primarily driven by foreign exchange revaluation of our borrowings.

During the 13 weeks ended September 29, 2024, the Company recognized $14,068 of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $13 million is in respect of Soho Works North America.

Other expense increased by $3,158 to $3,775 for the 13 weeks ended September 29, 2024, primarily from severance costs incurred as part of a strategic reorganization program of our operations and support teams.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$20,658	$18,799	10%	5%
Percentage of total revenues	6%	6%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $20,658 for the 13 weeks ended September 29, 2024, an increase of $1,859, or 10%, to the 13 weeks ended October 1, 2023. This increase is primarily driven by the higher principal amount on our Senior Secured Notes due to the compounding of this debt. In constant currency, net interest increased by $943 or 5%.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$48,281	$35,055	38%	31%
Percentage of total revenues	14%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $48,281 for the 13 weeks ended September 29, 2024, in comparison to $35,055 for the 13 weeks ended October 1, 2023, an increase of $13,226. The increase is driven by higher membership revenues from both Soho House and Non-House members versus the comparative period as well as higher In-House and other revenues. These were offset by an increase in General and Administrative and Operating expenses, partially resulting from new House openings. In constant currency, adjusted EBITDA increased by $11,518 or 31%.

Comparison of the 39 weeks ended September 29, 2024 and October 1, 2023

The following table summarizes our results of operations for the 39 weeks ended September 29, 2024 and October 1, 2023 (in thousands, except percentages):

	For the 39 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)		October 1, 2023 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$308,690	$262,062	18%	266,231	16%
In-House revenues	358,213	356,862	0%	363,319	(1)%
Other revenues	231,356	216,225	7%	221,277	5%
Total revenues	898,259	835,149	8%	850,827	6%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(474,240)	(444,658)	(7)%	(458,257)	(3)%
Other operating expenses (exclusive of depreciation and amortization)	(206,015)	(192,739)	(7)%	(198,634)	(4)%
General and administrative expenses	(112,770)	(103,381)	(9)%	(106,543)	(6)%
Pre-opening expenses	(13,958)	(14,369)	3%	(14,808)	6%
Depreciation and amortization	(76,642)	(74,162)	(3)%	(76,430)	(0)%
Share-based compensation	(15,150)	(16,186)	6%	(16,681)	9%
Foreign exchange gain (loss), net	28,937	3,899	n/m	4,018	n/m
Loss on impairment of long-lived assets	(14,068)	—	n/m	—	n/m
Other, net	(13,738)	(1,625)	n/m	(1,675)	n/m
Total operating expenses	(897,644)	(843,221)	(6)%	(869,010)	(3)%
Operating income (loss)	615	(8,072)	n/m	(18,183)	n/m
Other (expense) income
Interest expense, net	(61,846)	(59,527)	(4)%	(61,348)	(1)%
Gain on sale of property and other, net	(62)	596	n/m	614	n/m
Share of income of equity method investments	3,645	4,411	(17)%	4,546	(20)%
Total other expense, net	(58,263)	(54,520)	(7)%	(56,188)	(4)%
Income (loss) before income taxes	(57,648)	(62,592)	8%	(74,371)	22%
Income tax expense	(13,697)	(5,386)	n/m	(5,551)	n/m
Net income (loss)	(71,345)	(67,978)	(5)%	(79,922)	11%
Net (income) loss attributable to noncontrolling interest	62	(1,205)	n/m	(1,242)	n/m
Net income (loss) attributable to Soho House & Co Inc.	$(71,283)	$(69,183)	(3)%	$(81,164)	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$898,259	$835,149	8%	6%
The Americas	347,388	322,533	8%	8%
United Kingdom	274,262	259,082	6%	3%
Europe/RoW	164,429	146,877	12%	9%
All Other	112,180	106,657	5%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$308,690	$262,062	18%	16%
The Americas	146,573	125,769	17%	17%
United Kingdom	90,843	76,298	19%	16%
Europe/RoW	34,110	28,840	18%	15%
All Other	37,164	31,155	19%	16%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 18% (16% constant currency) to $308,690 for the 39 weeks ended September 29, 2024, predominantly driven by an increase in Adult Paying Members of 11%, or 16,500, who joined after the end of the 39 weeks ended October 1, 2023

All Soho House Adult paying fees increased in January 2024, with in general a low single-digit price rise for existing members and a mid single-digit increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $1,575, this was driven by Soho Works as a result of increased membership fees in fiscal

2024. This was offset slightly by a reduction in the number of Soho Friends members in comparison to the end of the 39 weeks ended October 1, 2023.

The Americas segment saw an increase in revenues of $20,804, or 17% , due to approximately 8,800, or 15% increase in Adult Paying Soho House members year-on-year, with the opening of Soho House Sao Paulo (June 2024), Soho House Portland (March 2024) and Soho House Mexico City (September 2023), as well as growth across existing Houses. The impact of the membership fee increases noted also contributed to the increase in Membership revenues.

Our United Kingdom segment saw an increase in Membership revenues of $14,545, or 19% (16% constant currency), due to approximately 2,900, or 5% increase in Adult Paying Soho House members, driven by growth in existing Houses, coupled with the impact of the House membership fee increases as noted above. Although Soho Mews House opened in London in late September 2024, no paying members we active as of September 29, 2024.

The Europe/RoW segment saw an increase in Membership revenues of $5,270, or 18% (15% constant currency), due to approximately 2,500, or 10% increase in Adult paying members, as well as the revenue impact of the House membership fee increases as noted above.

Membership revenue reported under All Other above saw an increase predominantly driven by over 2,200, or 28% more CWH Adult Paying Members, offset by a decline of approximately 11,300 Non-House members in comparison to the third quarter of fiscal 2023.

In constant currency, Membership revenues increased by $42,459, or 16%.

In-House Revenues

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$358,213	$356,862	0%	(1)%
The Americas	150,173	145,723	3%	3%
United Kingdom	136,649	135,137	1%	(2)%
Europe/RoW	71,391	76,002	(6)%	(9)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $358,213 for the 39 weeks ended September 29, 2024, an increase of $1,351 versus the 39 weeks ended October 1, 2023. Revenues were supported by five new Houses that opened since the beginning of fiscal 2023, offset by underlying macroeconomic trends have adversely impacted regions throughout the period.

Our Americas segment saw an increase in In-House revenues versus the comparable period. The region saw slightly weaker like-for-like In-House performance offset by the opening of Soho House Mexico City (September 2023), Soho House Portland (March 2024) and Soho House Sao Paulo (June 2024).

In-House revenues in our United Kingdom segment increased slightly versus the comparative period driven by foreign exchange benefit with the underlying House performance being marginally worse versus fiscal 2023 due to underlying macroeconomic trends, further impacted by the closure of the rooftop at White City House for 11 weeks in the period due to refurbishments.

The Europe/RoW segment saw a decrease of In-House revenues year-on-year, driven by external factors resulting in a reduction in footfall in our Tel Aviv House versus comparative period, alongside room revenue declines across certain Houses. In addition, during the 39 weeks ended September 29, 2023, we recognized approximately $1,800 from the Dutch government related to COVID-19 subsidies and approximately $1,100 from a settlement to recover costs incurred on behalf of a former development partner in connection with a proposed European House opening, which impacts comparatives in Europe.

In constant currency, In-House Revenues decreased by $5,106, a decrease of 1%.

Other Revenues

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$231,356	$216,225	7%	5%
The Americas	50,642	51,041	(1)%	(1)%
United Kingdom	46,770	47,647	(2)%	(5)%
Europe/RoW	58,928	42,035	40%	36%
All Other	75,016	75,502	(1)%	(4)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $231,356 for the 39 weeks ended September 29, 2024, compared to $216,225 for the 39 weeks ended October 1, 2023, an increase of $15,131. The increase is driven by the opening of Scorpios Bodrum (June 2024) and growth in Soho Home, offset by the movement of Cowshed to a brand license deal effective January 1, 2024, the closure of unprofitable stand-alone restaurants and the removal of a Coachella event.

Additionally, we recognized approximately $3,000 in respect of a lease promote in our Rome property from our landlord in the 39 weeks ended October 1, 2023.

In constant currency, Other Revenues increased by $10,079, an increase of 5%.

In-House Operating Expenses and House-Level Contribution

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(474,240)	$(444,658)	(7)%	(3)%
Percentage of total House revenues	(74)%	(75)%
Operating income (loss)	$615	$(8,072)	n/m	n/m
Operating margin	0%	(1)%
House-Level Contribution	$167,717	$150,895	11%	14%
House-Level Contribution Margin	26%	25%	1%
House-Level Contribution by segment:
The Americas	$88,804	$79,867	11%	11%
United Kingdom	60,203	54,628	10%	7%
Europe/RoW	5,378	7,285	(26)%	(28)%
All Other	13,332	9,115	46%	42%
House-Level Contribution Margin by segment:
The Americas	30%	30%
United Kingdom	27%	26%
Europe/RoW	5%	7%
All Other	85%	81%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $474,240 for the 39 weeks ended September 29, 2024, an increase of $29,582, driven by five additional House openings and increased wage, energy and rent costs year-on-year. In constant currency, In-House Operating Expenses increased by $15,983.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $167,717 for the 39 weeks ended September 29, 2024, compared to $150,895 for the 39 weeks ended October 1, 2023, an increase of $16,822. The increase in House-Level Contribution predominantly relates to increased Soho House membership revenues period-on-period.

House-Level Contribution Margin was 26% for the 39 weeks ended September 29, 2024, an increase of 1% from the prior period due to increased membership revenues, compared to the prior period, partially offset by the dilutive impact of five new Houses.

Other Operating Expenses and Other Contribution

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(206,015)	$(192,739)	(7)%	(4)%
Percentage of total other revenues	(80)%	(80)%
Operating loss	$615	$(8,072)	n/m	n/m
Operating loss margin	0%	(1)%
Other Contribution	$50,287	$46,857	7%	8%
Other Contribution Margin	20%	20%	—	20%
Other Contribution by segment:
The Americas	$12,738	$8,079	58%	58%
United Kingdom	17,813	16,472	8%	5%
Europe/RoW	17,164	16,124	6%	3%
All Other	2,572	6,182	(58)%	(60)%
Other Contribution Margin by segment:
The Americas	25%	16%
United Kingdom	37%	33%
Europe/RoW	29%	38%
All Other	3%	6%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $206,015 for the 39 weeks ended September 29, 2024, compared with $192,739 for the 39 weeks ended October 1, 2023, an increase of $13,276. This increase is attributable increased trade volume in Soho Home and the opening of Scorpios Bodrum (June 2024), offset by the permanent closure of all but one of our Soho Restaurants, which excludes Cecconi's, at the start of fiscal 2023, the closure of The Hoxton, Shoreditch (July 2023), alongside Coachella event not being held during the current fiscal year. In constant currency, Other Operating Expenses increased by $7,381, or 4%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $50,287 for the 39 weeks ended September 29, 2024, compared to $46,857 for the 39 weeks ended October 1, 2023, an increase of $3,430, driven by higher Non-House Membership Revenues and growth in Other Revenues at Soho Home and from the opening of Scorpios Bodrum in the 39 weeks ended September 29, 2024 offset by the recognition of $3,000 in respect of a lease promote in our Rome property from our landlord in the 39 weeks ended October 1, 2023.

Other Contribution Margin was 20% for the 39 weeks ended September 29, 2024, in line with the 39 weeks ended October 1, 2023, with improvements in The Americas and United Kingdom segment being offset by lower margins in Europe/RoW following the opening of Scorpios Bodrum and the benefit of the Rome promote in 2023.

General and Administrative Expenses

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	$112,770	$103,381	9%	6%
Percentage of total revenues	13%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $112,770 for the 39 weeks ended September 29, 2024, compared with $103,381 for the 39 weeks ended October 1, 2023, an increase of $9,389, or 9%. The increase was driven considerably by the cost of headcount to support business expansion, including five new Soho Houses opened since the beginning of the fiscal year 2023.

In constant currency, General and Administrative Expenses had an increase of $6,227, or 6%.

Pre-opening Expenses

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$13,958	$14,369	(3)%	(6)%
Percentage of total revenues	2%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $13,958 for the 39 weeks ended September 29, 2024. The decrease of $411 in comparison to $14,369 for the 39 weeks ended October 1, 2023, is driven by the timing of expenses incurred for the Houses and other sites opened in the first nine months of fiscal 2023 (Soho House Mexico City and Soho House Bangkok) and early fiscal 2024 (Soho House Portland) compared to those opened later in fiscal 2024 (Scorpios Bodrum, Soho House Sao Paulo, and Soho Mews House). In constant currency, Pre-opening expenses decreased by 850, or 6%.

Depreciation and Amortization

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$76,642	$74,162	3%	0%
Percentage of total revenues	9%	9%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $76,642 for the 39 weeks ended September 29, 2024, an increase of $2,480, or 3%, from the 39 weeks ended October 1, 2023.This increase was primarily driven by amortization of capitalized IT development costs, as well as depreciation associated with new or refurbished Soho Houses, this was offset by a reduction on Soho Works sites. In constant currency, depreciation and amortization expenses increased by $212.

Other Expenses

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$15,150	$16,186	(6)%	(9)%
Percentage of total revenues	2%	2%
Foreign exchange (gain) loss , net	$(28,937)	$(3,899)	n/m	n/m
Percentage of total revenues	(3)%	(0)%
Loss on impairment of long-lived assets	$14,068	0%	n/m	n/m
Percentage of total revenues	2%	0%
Other, net	$13,738	$1,625	n/m	n/m
Percentage of total revenues	2%	0%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $1,036 to $15,150 for the 39 weeks ended September 29, 2024, primarily reflecting a number of SARs granted prior to the IPO fully vesting and RSUs vesting in the 39 weeks ended October 1, 2023, partially offset by additional RSUs granted in the 39 weeks ended September 29, 2024.

Foreign exchange (gain) loss, net, which is unrealized and non-cash in nature, moved by $25,038 from a gain of $(3,899) to $(28,937) for the 39 weeks ended September 29, 2024, primarily driven by foreign exchange revaluation of our borrowings.

During the 39 weeks ended September 29, 2024, the Company recognized $14,068 of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $13 million is in respect of Soho Works North America.

Other expenses increased by $12,113 to $13,738 for the 39 weeks ended September 29, 2024, primarily due to $1,885 for one-time expenses related to shareholder activism, $2,424 of expenses incurred with respect to the evaluation of certain strategic transactions by our independent special committee and $6,137 incurred with respect to a strategic reorganization program of our operations and support teams. In addition, we recognized impairment losses on intangible assets related to the termination of two hotel management contracts of $4,710.

Interest Expense, Net

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$61,846	$59,527	4%	1%
Percentage of total revenues	7%	7%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Interest Expense, net was $61,846 for the 39 weeks ended September 29, 2024, an increase of $2,319, or 4%, to the 39 weeks ended October 1, 2023, driven by the higher interest rate and principal on the Soho Beach House Miami loan post refinancing and the higher principal amount on our Senior Secured Notes due to the compounding of this debt, offset by the loss on extinguishments of debt incurred following the refinancing of Soho Beach House Miami in May 2023. In constant currency, net interest decreased by $498.

Adjusted EBITDA

	For the 39 Weeks Ended		Percent Change
	September 29, 2024	October 1, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$99,612	$85,642	16%	13%
Percentage of total revenues	11%	10%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $99,612 for the 39 weeks ended September 29, 2024, in comparison to $85,642 for the 39 weeks ended October 1, 2023, an increase of $13,970. The increase has been driven by higher membership revenues versus the comparative period, alongside higher Other Revenues, offset by an increase in General and Administrative and Operating expenses year-on-year. In constant currency, adjusted EBITDA increased by $11,351, an increase of 13%.

Non-GAAP Financial Measures

For the 13 weeks ended September 29, 2024 and October 1, 2023

A reconciliation of Net Loss to adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	September 29, 2024 Actuals	October 1, 2023 (As Revised) Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$718	$(48,433)	n/m	n/m
Depreciation and amortization	26,017	24,503	6%	1%
Interest expense, net	20,658	18,799	10%	5%
Income tax expense	18,026	4,208	n/m	n/m
EBITDA	65,419	(923)	n/m	n/m
(Gain) loss on sale of property and other, net	236	(7)	n/m	n/m
Share of income of equity method investments	(1,754)	(1,953)	10%	14%
Foreign exchange (gain) loss, net(2)	(39,591)	30,698	n/m	n/m
Share of equity method investments adjusted EBITDA	2,367	2,557	(7)%	(12)%
Share-based compensation expense	3,513	4,683	(25)%	(28)%
Operational reorganization and severance expense(3)	4,023	—	n/m	n/m
Impairment of long-lived assets(4)	14,068	—	n/m	n/m
Adjusted EBITDA	$48,281	$35,055	38%	31%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended September 29, 2024 and October 1, 2023—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
(3)
Expenses incurred with respect to a strategic reorganization program of the Company's operations and support teams.
(4)
Following the Company's impairment review, the Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $14 million is in respect of Soho Works North America and less than $1 million relates to a UK restaurant site.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 13 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)	Change %	October 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$37,884	$(27,386)	n/m	$(33,721)	n/m
General and administrative	39,672	35,564	12%	37,297	6%
Pre-opening expenses	2,561	5,094	(50)%	5,342	(52)%
Depreciation and amortization	26,017	24,503	6%	25,697	1%
Share-based compensation	3,513	4,683	(25)%	4,911	(28)%
Foreign exchange (gain) loss, net	(39,591)	30,698	n/m	32,193	n/m
Loss on impairment of long-lived assets	14,068	—	n/m	—	n/m
Other, net	3,775	617	n/m	647	n/m
Non-House membership revenues	(8,427)	(8,084)	(4)%	(8,478)	1%
Other revenues	(105,316)	(86,115)	(22)%	(89,567)	(18)%
Other operating expenses	86,679	72,383	20%	75,909	14%
House-Level Contribution	$60,835	$51,957	17%	$50,230	21%
Operating income (loss) margin	11%	(9)%		(9)%
House-Level Contribution Margin	28%	26%		26%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)	Change %	October 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$107,394	$92,049	17%	$94,411	14%
Less: Non-House membership revenues	(8,427)	(8,084)	(4)%	(8,478)	1%
House Membership revenues	98,967	83,965	18%	85,933	15%
Add: In-House revenues	120,658	115,223	5%	118,700	2%
Total House revenues	219,625	199,188	10%	204,633	7%
Less: In-House operating expenses	158,790	147,231	8%	154,403	3%
House-Level Contribution	$60,835	$51,957	17%	$50,230	21%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)	Change %	October 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$37,884	$(27,386)	n/m	$(33,721)	n/m
General and administrative	39,672	35,564	12%	37,297	6%
Pre-opening expenses	2,561	5,094	(50)%	5,342	(52)%
Depreciation and amortization	26,017	24,503	6%	25,697	1%
Share-based compensation	3,513	4,683	(25)%	4,911	(28)%
Foreign exchange loss, net	(39,591)	30,698	n/m	32,193	n/m
Loss on impairment of long-lived assets	14,068	—	n/m	—	n/m
Other, net	3,775	617	n/m	647	n/m
House membership revenues	(98,967)	(83,965)	18%	(85,933)	(15)%
In-House revenues	(120,658)	(115,223)	(5)%	(118,700)	(2)%
In-House operating expenses	158,790	147,231	8%	154,403	3%
Total Other Contribution	$27,064	$21,816	24%	$22,136	22%
Operating income (loss) margin	11%	(9)%		(9)%
Other Contribution Margin	24%	23%		23%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)	Change %	October 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$8,427	$8,084	4%	$8,478	-1%
Add: other revenues	105,316	86,115	22%	89,567	18%
Less: other operating expenses	86,679	72,383	20%	75,909	14%
Other Contribution	$27,064	$21,816	24%	$22,136	22%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

For the 39 weeks ended September 29, 2024 and October 1, 2023

A reconciliation of Net Loss to adjusted EBITDA is set forth below for the periods specified:

	For the 39 Weeks Ended		Percent Change
	September 29, 2024 Actuals	October 1, 2023 (As Revised) Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$(71,345)	$(67,978)	(5)%	(2)%
Depreciation and amortization	76,642	74,162	3%	0%
Interest expense, net	61,846	59,527	4%	1%
Income tax expense	13,697	5,386	n/m	n/m
EBITDA	80,840	71,097	14%	10%
Gain on sale of property and other, net	62	(596)	n/m	n/m
Share of income of equity method investments	(3,645)	(4,411)	17%	20%
Foreign exchange (gain) loss, net(2)	(28,937)	(3,899)	n/m	n/m
Share of equity method investments adjusted EBITDA	6,918	7,265	(5)%	(8)%
Share-based compensation expense	15,150	16,186	(6)%	(9)%
Expenses related to shareholder activism(3)	1,885	—	n/m	n/m
Expenses related to the evaluation of certain strategic transactions(4)	2,424	—	n/m	n/m
Operational reorganization and severance expense(5)	6,137	—	n/m	n/m
Impairment of long-lived assets(6)	14,068	—	n/m	n/m
Impairment relating to intangible assets(7)	4,710	—	n/m	n/m
Adjusted EBITDA	$99,612	$85,642	16%	13%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 Weeks Ended September 29, 2024 and October 1, 2023—Other Expenses” for information regarding the increase in foreign exchange and share-based compensation period-on-period.
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
(6)
Following the Company's impairment review, the Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $14 million is in respect of Soho Works North America and less than $1 million relates to a UK restaurant site.
(7)
The Company recognized impairment losses on intangible assets related to the termination of two hotel management contracts.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 39 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)	Change %	October 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$615	$(8,072)	n/m	$(18,183)	n/m
General and administrative	112,770	103,381	9%	106,543	6%
Pre-opening expenses	13,958	14,369	(3)%	14,808	(6)%
Depreciation and amortization	76,642	74,162	3%	76,430	0%
Share-based compensation	15,150	16,186	(6)%	16,681	(9)%
Foreign exchange (gain) loss, net	(28,937)	(3,899)	n/m	(4,018)	n/m
Loss on impairment of long-lived assets	14,068	—	n/m	—	n/m
Other, net	13,738	1,625	n/m	1,675	n/m
Non-House membership revenues	(24,946)	(23,371)	(7)%	(24,086)	(4)%
Other revenues	(231,356)	(216,225)	(7)%	(221,277)	(5)%
Other operating expenses	206,015	192,739	7%	198,634	4%
House-Level Contribution	$167,717	$150,895	11%	$147,207	14%
Operating income (loss) margin	0%	(1)%		(1)%
House-Level Contribution Margin	26%	25%		25%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)	Change %	October 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$308,690	$262,062	18%	$266,231	16%
Less: Non-House membership revenues	(24,946)	(23,371)	(7)%	(24,086)	(4)%
House Membership revenues	283,744	238,691	19%	242,145	17%
Add: In-House revenues	358,213	356,862	0%	363,319	(1)%
Total House revenues	641,957	595,553	8%	605,464	6%
Less: In-House operating expenses	474,240	444,658	7%	458,257	3%
House-Level Contribution	$167,717	$150,895	11%	$147,207	14%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)	Change %	October 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$615	$(8,072)	n/m	$(18,183)	n/m
General and administrative	112,770	103,381	9%	106,543	6%
Pre-opening expenses	13,958	14,369	(3)%	14,808	(6)%
Depreciation and amortization	76,642	74,162	3%	76,430	0%
Share-based compensation	15,150	16,186	(6)%	16,681	(9)%
Foreign exchange loss, net	(28,937)	(3,899)	n/m	(4,018)	n/m
Loss on impairment of long-lived assets	14,068	—	n/m	—	n/m
Other, net	13,738	1,625	n/m	1,675	n/m
House membership revenues	(283,744)	(238,691)	(19)%	(242,145)	(17)%
In-House revenues	(358,213)	(356,862)	(0)%	(363,319)	1%
In-House operating expenses	474,240	444,658	7%	458,257	3%
Total Other Contribution	$50,287	$46,857	7%	$46,729	8%
Operating income (loss) margin	0%	(1)%		(1)%
Other Contribution Margin	20%	20%		20%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)	Change %	October 1, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Contribution
Non-House membership revenues	$24,946	$23,371	7%	$24,086	4%
Add: other revenues	231,356	216,225	7%	221,277	5%
Less: other operating expenses	206,015	192,739	7%	198,634	4%
Other Contribution	$50,287	$46,857	7%	$46,729	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of September 29, 2024, we maintained a cash and cash equivalents balance of $143 million and a restricted cash balance of $4 million.

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

On February 9, 2024, the Company’s board and a relevant sub-committee authorized and approved a new stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. During the 13 weeks and 39 weeks ended September 29, 2024, the Company repurchased a total of 2,269,130 shares of Class A common stock for $13 million and 3,160,175 shares for $17 million, respectively, including commissions, under the new program. The repurchased shares are held as treasury shares by the Company.

We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 39 Weeks Ended
	September 29, 2024	October 1, 2023 (As Revised)
	(Unaudited, dollar amounts in thousands)
Net cash generated by (used in)
Net cash provided by (used in) operating activities	$62,794	$28,690
Net cash provided by (used in) investing activities	(57,375)	(62,104)
Net cash provided by (used in) financing activities	(21,503)	5,531
Effect of exchange rates on cash and cash equivalents	1,599	(97)
Net (decrease) increase in cash and cash equivalents	$(14,485)	$(27,980)

Net Cash Used in Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 39 weeks ended September 29, 2024, we had a $62,794 inflow of cash from operating activities, which includes a net loss of $71,345, depreciation and amortization of $76,642, and a favorable net working capital change of $34,549.

For the 39 weeks ended October 1, 2023, we had a $28,690 inflow of cash from operating activities, which includes a net loss of $67,978, depreciation and amortization of $74,162, and an unfavorable net working capital change of $16,422.

Net Cash Used in Investing Activities

The primary cash inflows from investing activities include the cash proceeds from the sale of assets. The primary cash outflows from investing activities include the purchase of property and equipment and intangibles.

For the 39 weeks ended September 29, 2024, we had a $57,375 outflow of cash from investing activities, primarily due to purchases of property and equipment of $55,833 and purchases of intangible assets of $12,237 offset by a repayment from equity method investees of $10,695.

For the 39 weeks ended October 1, 2023, we had a $62,104 outflow of cash from investing activities, primarily due to purchases of property and equipment of $49,631 and purchases of intangible assets of $13,989.

Net Cash Provided by Financing Activities

The primary cash inflows from financing activities include proceeds from borrowings. The primary cash outflows from financing activities include principal payments on borrowings and purchase of treasury stock.

For the 39 weeks ended September 29, 2024, we had a $21,503 outflow of cash from financing activities, primarily due to the purchase of treasury stock of $17,396 and distributions to noncontrolling interest of $3,697.

For the 39 weeks ended October 1, 2023, we had a $5,531 inflow of cash from financing activities, primarily due to the repayment of borrowings of $117,350 and proceeds from borrowings of $140,000.

Cash Requirements from Contractual and Other Obligations

As of September 29, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $6 million lower and approximately $7 million higher, respectively, and Net Loss would have been approximately less than $1 million higher and approximately less than $1 million lower, respectively, for the 13 weeks ended September 29, 2024.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $2 million higher and approximately $2 million lower, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 13 weeks ended September 29, 2024.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $47 million lower and approximately $52 million higher, respectively, and Net Loss would have been approximately $3 million lower and approximately $3 million higher, respectively, for the 39 weeks ended September 29, 2024.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $13 million higher and approximately $11 million lower, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 39 weeks ended September 29, 2024.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of September 29, 2024, we had $143 million in cash and cash equivalents on the balance sheet, $4 million of restricted cash and £71 million ($95 million) undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of September 29, 2024 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in Note 17, Revision of Prior Period Financial Statements, included in this Form 10-Q, Management identified misstatements in its previously issued consolidated financial statements as of and for the 52-week period ended December 31, 2023 (“Fiscal 2023”) and January 1, 2023 (“Fiscal 2022”); the unaudited condensed consolidated financial statements as of and for the 13-week periods ended March 31, 2024 (“Q1 2024”)and April 2, 2023 (“Q1 2023”); the unaudited condensed consolidated financial statements as of and for the 13-week and 26-week periods ended June 30,2024 (“Q2 2024”) and July 2, 2023 (“Q2 2023”); and the unaudited condensed consolidated financial statements as of and for the 13-week and 39-week periods ended October 1, 2023 (“Q3 2023”). The Company assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The Company determined the impacts of these misstatements were not material to the financial statements for all prior periods identified above. For comparative purposes, the Company has made corrections to the condensed consolidated financial statements and applicable notes for the prior periods presented in this Form 10-Q. Further, the Company included details of the corrections on all impacted prior periods (as listed above) and financial statement line items in Note 17, Revision of Prior Period Financial Statements, in this Form 10-Q

As disclosed in our Annual Report in Form 10-K for the fiscal year ended December 31, 2023, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2023, because of the identification of two material weaknesses identified in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements; and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls, were either not designed and in place, or not operating effectively. These material weaknesses resulted in adjustments to our financial statements and included lease accounting, income tax accounting, impairment of long-lived assets accounting, related party transactions and disclosures and balance sheet reclassifications during the course of the audit process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 39 weeks ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in section “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, except as described below. The risks described in our Annual Report Form 10-K are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

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

In connection with ongoing remediation efforts including the process of our replacement of our legacy financial system with a new ERP system, management identified misstatements and confirmed previously uncorrected immaterial misstatements in its previously issued financial statements for fiscal 2023, fiscal 2022, the interim periods within these fiscal years, Q1 2024 and Q2 2024 as a result of manual processes and the material weaknesses over our accounting and internal controls described above.

Remediation Efforts to Address the Previously Disclosed Material Weakness

The Company has devoted, and will continue to devote, significant time and resources to complete its remediation of the material weaknesses. The following components of the ongoing remediation plan, among others, are:

•
Further enhancing our staff's skill-level and number of accounting staff within the finance department, especially in the Americas
•
Implementing a new ERP system that supports the transition away from manual processes and legacy systems
•
Investing in and improving other finance and controls related technology
•
Continuing to engage with external consultants to support the review and assist in strengthening the Company’s internal controls and processes

Further, the Company is focused on continuing to bolster its Transformation and Finance teams including by hiring a Chief Transformation Officer (November 2024) to lead the ERP system implementation and a number of personnel with a higher level of knowledge and experience including application of US GAAP, internal audit and SOX compliance.

The Company considers that the actions described above are comprehensive and will remediate the material weaknesses and strengthen the Company’s internal control over financial reporting. Given the Company is still in the process of recruiting experienced accounting staff and implementing the new ERP system, the Company believes that additional time will be beneficial to demonstrate that the new personnel, in conjunction with the new system, have the ability to consistently perform their responsibilities to ensure that the material weaknesses have been fully remediated. Therefore, the Company has concluded that these material weaknesses will not be considered fully remediated until the remediation actions, including those above, have operated effectively for a sufficient period of time and have been sufficiently tested.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Additional control deficiencies may in the future be identified by our management or independent registered public accounting firm, and such control deficiencies may also represent one or more material weaknesses in addition to those previously identified. We are currently in the process of remediating these material weaknesses and we are taking steps that we believe will address their underlying causes. We have enlisted the help of external consultants to provide assistance in the areas of internal controls and financial reporting in the short term, and are evaluating the longer-term resource needs of our accounting staff, including GAAP expertise. These remediation measures may be time-consuming and costly, and might place significant demands on our financial, accounting and operational resources. In addition, there is no assurance that we will be successful in hiring any necessary finance and accounting personnel in a timely manner, or at all.

Assessing our procedures to improve our internal control over financial reporting is an ongoing process. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future. Any material weaknesses we identify could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements as well as subject us to increased regulatory inquiry and shareholder litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

The following table sets forth information regarding our purchases of shares of our common stock during the 13 weeks ended September 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
July 1, 2024 through July 28, 2024	957,604	$6.20	1,848,649	$40
July 29, 2024 through August 25, 2024	1,043,413	5.29	2,892,062	34
August 26, 2024 through September 29, 2024	268,113	6.18	3,160,175	33
Total	2,269,130	$5.59

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

Soho House & Co Inc.

Date: December 20, 2024	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: December 20, 2024	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer