Form 10-K
period 2024-12-29
Soho House & Co Inc.
filed 2025-03-31
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A Common Stock on June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was approximately $267,630,043. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. As of March 27, 2025, the registrant had 194,496,886 shares outstanding, comprised of 52,996,501 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the Registrant's 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. The Registrant expects to file such proxy statements within 120 days after the end of its fiscal year.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements may also include information related to Revenue per Available Room (“RevPAR”), average daily rate (“ADR”), occupancy and other future demand trends and expectations. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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
•
the impact of earthquakes, hurricanes, fires, floods, and other natural disasters;
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

PART I

Item 1. Business.

As used in this annual report, unless the context otherwise indicates, any reference to ‘Soho House & Co,’ ‘SHCO,’ ‘our company,’ ‘the company,’ ‘us,’ ‘we’ and ‘our’ refers (i) prior to the exchange of equity interests by equity holders in Soho House Holdings Limited for shares of Class A Common Stock or Class B Common Stock (as applicable) in Soho House & Co Inc. to Soho House Holdings Limited and its consolidated subsidiaries and (ii) following such exchange, to Soho House & Co Inc. (or Membership Collective Group prior to the March 20, 2023 name change), the issuer of the Class A Common Stock being referred hereby, together with its consolidated subsidiaries.

OUR BUSINESS

Soho House & Co (“SHCO”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. These members use the SHCO platform to both work and socialize, to connect, create, have fun and drive a positive change.

We began with the opening of the first Soho House in 1995 and remain the only company to have scaled a private membership platform with a global presence. Over the last 30 years, we have significantly expanded our membership expertise and diversified our offerings—both physically and digitally. As of December 29, 2024, we have approximately 271,500 members (including approximately 212,400 Soho House members) who engage with SHCO through our global portfolio of 45 Soho Houses, 8 Soho Works, Scorpios Beach Club in Mykonos and Bodrum, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and The LINE and Saguaro hotels in North America also form part of SHCO’s wider portfolio via management agreements to operate the properties.

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

Everything we do across these memberships begins and ends with our members. The foundation of our member experience has been crafted over our 30-year history and is built on the following pillars:

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

The demand for our membership is also demonstrated by our large and growing global wait list, which as of December 29, 2024 stands at over 112,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

There are multiple consumer forces at play that have increased the relevance of our memberships. We have observed an ongoing secular shift in the ways that people live and work—with less time spent in traditional corporate offices and more time in social spaces that encourage creativity and mutual engagement. We believe that these trends will only accelerate, and that the freedom to be able to choose where to live and work will likely have a significant impact on our target market. We believe this will create an even greater demand for curated communities that can grow and thrive in a more deliberate environment.

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

•
Our fourteen Soho Houses in and around London;
•
Two townhouses encompassing bedrooms and public restaurants, four stand-alone restaurants and four apartments;
•
Soho Friends – UK membership fees; and
•
The management fees under a hotel management contract for the operation of The Ned London.

The Americas. This segment encompasses operating units in the Americas, including:

•
Our seventeen Soho Houses, including our Toronto (Canada) House, which is a joint venture entity, and Soho Beach House Canouan which is under a management agreement;
•
Four stand-alone US restaurants and the Willows Inn in Palm Springs, California;
•
Soho Friends – The Americas membership fees; and
•
The management fees under various hotel management contracts including the operation of The LINE and Saguaro Hotels, and The Ned NoMad in New York.

Europe and Rest of the World (“RoW”). This segment encompasses operating units in continental Europe and RoW, currently comprised of:

•
Our eleven Houses in Europe, including Soho House Barcelona and Little Beach House Barcelona, which are joint venture entities, and Soho House Istanbul which is under a management agreement;

•
Three Houses in Asia, including Soho House Mumbai which is under a management agreement;
•
Our majority interest in Scorpios Beach Club Mykonos and Bodrum;
•
Soho Friends – Europe and RoW membership fees; and
•
The management fees under a hotel management contract for the operation of The Ned Doha in Qatar.

All Other. This segment includes the following:

•
Our Soho Home retail offerings;
•
Cowshed spa location in the UK and brand license fees;
•
One legacy stand-alone Soho Restaurant;
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

The membership of each House is assembled by a select committee of influential creatives and innovators that represent the local area in which the membership is founded. Our members actively engage in creating the culture of each House, helping to shape and localize it by participating in member events and contributing to editorial and digital content. We believe this adds to the value of each House, enriching the membership and enhancing the attractiveness of membership to prospective members worldwide. With a current US Every House annual membership fee of approximately $5,200, providing access to all of our Houses globally, we believe our membership offering provides compelling value to our members that increases as we add new Houses and more members to our global community. Our Houses attract members from every demographic, with members from “Generation Z” (27 years old and younger) and “Millennials” (28 to 43 year-olds) constituting the fastest-growing cohorts. We also believe that the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We provide the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses ("CWH")

This membership allows us to welcome members to our global community in new geographies where we do not have a physical House. Through this membership we are able to generate additional revenues on our existing base of Houses and gather intelligence for future growth, which we have leveraged to open new Houses in certain locations, including Portland, USA (March 2024) and Sao Paulo, Brazil (June 2024), and planned future openings such as Manchester, United Kingdom and Sydney, Australia. As of December 29, 2024, we have 12,518 CWH members across 84 cities.

•
Soho Friends

Through this membership we offer access to some physical House spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands to an audience who enjoy the Soho House offerings but do not have a Soho House Membership. A Soho Friends annual membership is approximately $130 and does not provide full access to our Houses. As of December 29, 2024, we had 53,110 Soho Friends members. We have and continue to grow this membership brand in a measured way so that our Soho House members continue to account for the majority of visitors to our Houses and restaurants.

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

As of December 29, 2024, we had 5,984 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Soho House members, a US Soho Works membership fee ranges from $200 to $750 per month, depending on membership type.

Scorpios Beach Club

Scorpios is a well-established globally recognized brand, focused on enriching the lives of its guests who are looking to escape from their daily lives, with two locations currently open. The original Scorpios, set in a cove on the southern tip of Mykonos, offers a one of a kind beach experience with a restaurant, terraces and daybeds, and a distinctive wellness offering. The second location, which opened in Bodrum, Turkey, in June 2024, offers similar seaside restaurant and terrace experiences, and also includes 12 bungalows equipped with private pools. We believe the Scorpios concept has significant potential to expand further, with the expectation to open other sites including in Tulum, Mexico.

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader audience of business professionals. As of December 29, 2024, Ned’s Club in London, New York and Doha have approximately 4,600 total members. The Ned recently opened its fourth site in Washington D.C. in early 2025. The Ned offers its members The Ned’s Club app, which displays benefits, events and club related information along with allowing members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for the operations of The Ned sites.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The transaction broadened our geographic reach in North America. The hotels that are currently operational are located in Los Angeles, Washington D.C., Austin, and Palm Springs, and among them offer a variety of food and beverage and programming offerings together with approximately 1,300 hotel rooms. We receive management fees under hotel management contract for the operation of these hotels.

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

During fiscal 2024, we increased our total House count to 45 Houses compared to 42 Houses as of the end of fiscal 2023. Our recent development pipeline has extended our global footprint to exciting cities such as Sao Paulo, Portland, Mexico City and Bangkok. We continue to see substantial long-term growth opportunities globally. In the current environment, we anticipate a growth target of two to three Soho House openings in 2025, before we expect openings to likely ramp up again thereafter.

Notably, aside from the temporary closure of certain Houses as a result of the COVID-19 pandemic, regional events including instability in recent years in Israel when our Tel Aviv House was temporary closed and closures for refurbishment, we have never closed a House at any point in our 30-year history. We have a proven track record of consistently opening successful new sites that achieve member growth targets.

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

In fiscal 2024, there were over one million non-member guests who visited our Houses, many of whom visited frequently. Our intention is to continue to convert these customers into Soho Friends and House members. We continue to leverage our House Guest system to collect data and better understand our customers and visitors. Through this and offering access to bedrooms and discounts, we continue to convert many of these visitors into Soho House and Soho Friends members. In addition, our members and guests get to experience the design elements of our Houses and often are interested in buying them for their own homes. In fiscal 2024, Soho Home grew its sales by 15% and we believe Soho Home has significant potential to continue its strong growth. We also continue to grow and expand the Scorpios brand to additional locations.

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

INTELLECTUAL PROPERTY

Our portfolio of brand offerings, including Soho House, Soho Works, Scorpios, The Ned, The LINE and Saguaro, Cowshed, Soho House Design, Soho Home and Cecconi’s, and the digital platform that supports these are very important to us. We rely on trademarks, copyrights, know-how and expertise, registered domain names, license agreements, intellectual property assignment agreements, confidentiality procedures and nondisclosure agreements to establish and protect our intellectual property and proprietary rights. We seek to protect our intellectual property and proprietary rights, including our proprietary technology, know-how and brand, by relying on a combination of federal, state, and common law rights in the US and other jurisdictions, as well as on contractual measures. As of March 28, 2025, we owned approximately 79 registered US trademarks, 3 pending US trademark applications, 537 registered non-US trademarks and 10 pending non-US trademark applications. As of March 28, 2025, we owned approximately 696 US and international registered domain names, including www.sohohouse.com.

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

INFORMATION TECHNOLOGY, DATA PRIVACY AND CYBERSECURITY

We are committed to protecting the security of member data and other personally identifiable information ("PII"). We undertake measures that are designed to protect our systems, including the Soho House App and our website, and the member data and other PII that our systems collect, store, share, transmit, disclose and otherwise process. We have developed policies and procedures designed to manage data security risks. We employ technical security defenses, monitor servers and systems, and use technical measures such as data encryption. We also use third parties to assist in our security practices as well as to prevent and detect fraud. We are subject to a number of stringent, complex and evolving federal, state and local data protection, privacy and security laws, rules, regulations, policies, industry standards and other legal obligations in the US and around the world. Any actual or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state, local or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security, including in connection with the Soho House App, that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of PII or other member data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations.

For more information, see “Risk Factors—Risks Related to our Technology and Data—A cybersecurity attack, ‘data breach’ or other security incident experienced by us or our third-party service providers may result in negative publicity, claims, investigations and litigation and adversely affect our results of operations and financial condition”, “Risk Factors—Risks Related to our Technology and Data—If we fail to properly maintain the confidentiality and integrity of our data, including member and customer credit or debit card and bank account information and other PII, or if we fail to comply with applicable laws, rules, regulations, industry standards and contractual obligations relating to data privacy, protection and security, it may adversely affect our reputation, business and operations” and Item 1C - Cybersecurity in this Annual Report on Form 10-K.

We expect to continue to invest in technology capabilities to support, protect and drive our business.

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of February 28, 2025, Soho House employed 8,038 individuals including in our support offices of whom 560 are based at our support offices in London, New York and Los Angeles.

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

We are dedicated to promoting Diversity, Equity, and Inclusion across all aspects of our organization, including representation, recruitment, culture, education, community engagement, and accountability. Our mission, vision and values have been updated to align with these goals. As part of our commitment, we aim to increase BIPOC representation in leadership and in underrepresented areas such as Design and Retail by reaching out to diverse organizations and networks during our recruitment process. We have also introduced a global training series focused on anti-racism and allyship. Our employee handbook now includes updated policies on

Parental Leave, Flexible Working, and Company Sick Pay. We foster a performance-driven culture with feedback mechanisms that support objective evaluations and development plans for our employees.

We have an established dedicated communication channel for our workforce, utilizing Workplace from Meta. We will transition to Workvivo later this year to ensure continuity of communication once Workplace from Meta stops being a working platform.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers, their ages and positions as of December 29, 2024:

NAME	AGE	POSITION
Ron Burkle . . . . . . . . . . . . . . . . . . . . . . . . . .	72	Executive Chairman and Director
Andrew Carnie . . . . . . . . . . . . . . . . . . . . . . .	50	Chief Executive Officer and Director
Nick Jones. . . . . . . . . . . . . . . . . . . . . . . . . . .	61	Founder and Director
Thomas Allen . . . . . . . . . . . . . . . . . . . . . . . .	42	Chief Financial Officer
Tom Collins . . . . . . . . . . . . . . . . . . . . . . . . .	44	Chief Operating Officer

Ron Burkle has been a member of the Soho House & Co Board and the executive chairman since 2012. He founded The Yucaipa Companies, LLC in 1986 and is widely recognized as one of the most successful investors in the hospitality, retail, manufacturing and distribution sectors. He is a controlling stockholder of a number of businesses and a trustee of some key philanthropic organizations. We believe Ron is qualified to serve as a member of our Board due to his deep experience in the finance and hospitality industries.

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

Tom Collins has served as the Chief Operating Officer of Soho House & Co since November 2023. He has held a number of senior leadership roles at Soho House during his ten-year tenure, starting in UK operations and moving to management of the European region in April 2022. At the start of 2023, Tom's remit expanded to include Asia. Tom first joined the Company as Head Chef of the original Soho House, 40 Greek Street, in April 2013.

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

We have incurred net losses of $164 million, $130 million, and $223 million in fiscal 2024, 2023, and 2022, respectively. As of December 29, 2024, we had an accumulated deficit of $1,540 million and as of December 31, 2023, we had an accumulated deficit of $1,377 million. Historically, we have invested significantly in efforts to open new Houses, launch and grow complimentary businesses, hire additional employees, and enhance our membership experience. In fiscal 2022, as a response to the COVID-19 pandemic, we significantly reduced our fixed and variable costs including by reducing discretionary capital spend. Nevertheless, we have continued to make significant investments in our membership platforms, including through our digital platforms and in new Houses. These efforts have and may continue to prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue from these investments or otherwise sufficiently offset these expenses. While we have enacted measures to reduce our expenses, we incurred a Net Loss in fiscal 2024.

The growth of our business presents many risks, including risks related to the incurrence of debt or the expenditure of cash on new businesses, the risk that we may not be able to integrate new membership or other concepts into our existing business, which may prevent us from realizing the strategic and financial goals contemplated at the time of any such transaction and thus adversely affect our business and operations.

Our business has grown, in part, through a number of carefully selected investment opportunities several of which we have financed through the incurrence of indebtedness. Any strategic transaction we may undertake in the future could likewise result in the incurrence of debt and contingent liabilities or in the use by us of available cash on hand to finance any such acquisitions or other opportunities. We may experience difficulties in integrating new Soho House, Ned’s Club, Scorpios, Soho Home, digital, other membership or other concepts into our business. In addition, our management may be distracted by the development and opening of new Houses and growth of new businesses. Thus, if we fail to integrate new membership or such other concepts, there could be a material adverse effect on our business, results of operations, and financial condition.

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

We have experienced significant growth in our business activities and operations in the past few years, including the number of Houses and new business areas that form part of our operations. In fiscal 2024 we opened three Houses: Portland, USA (March 2024), Sao Paulo, Brazil (June 2024) and Soho Mews House, UK (September 2024). In fiscal 2023 we opened two Houses: Bangkok, Thailand (February 2023) and Mexico City, Mexico (September 2023). Our past expansion has placed, and our planned future expansion, including our investments in our digital platforms and new Houses, will place, significant demands on our administrative, operational, financial and other resources. Any failure by us to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls.

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

In connection with the audits of our consolidated financial statements for fiscal 2024, fiscal 2023 and fiscal 2022, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements; and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls, were either not designed and in place, or not operating effectively. These material weaknesses resulted in adjustments and disclosure corrections to our financial statements during the course of the audit and included provisions for income taxes, inventory, impairment of goodwill and long-lived assets, related party transactions, preparation of the consolidation, preparation and presentation of the cash flow statement, fixed assets and lease accounting and balance sheet reclassifications, some of which resulted in revisions to prior periods.

As described in Note 20, Revision of Prior Period Financial Statements, included in this Annual Report on Form 10-K, Management identified misstatements in its previously issued consolidated financial statements as of and for fiscal 2023 and fiscal 2022. The Company assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The Company determined the impacts of these misstatements were not material to the financial statements for all prior periods identified above. For comparative purposes, the Company has made corrections to the consolidated financial statements and applicable notes for the prior periods presented in this Annual Report on Form 10-K. Further, the Company included details of the corrections on all impacted prior periods (as listed above) and financial statement line items in Note 20, Revision of Prior Period Financial Statements, in this Annual Report Form 10-K.

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

We have incurred significant losses.

During fiscal 2024, we incurred a consolidated net loss of $164 million and positive cash flows from operations of $90 million. Our financial statements have been prepared on the basis that we will continue to operate as a going concern, contemplate the realization of assets and the satisfaction of liabilities in the normal course of our business and make certain assumptions surrounding working capital events, projected cash flows and our ability to control expenses as necessary. While we believe these assumptions are reasonable, we can make no assurance that they will ultimately prove to be true. In particular, key factors such as the ability of our Houses to continue to operate without significant interruption and in a manner compliant with local laws and regulations (as well as anticipated demand), the level of in-House sales (primarily sales of food and beverage) that may be subject to further closures, reduced capacity as a result of potential ongoing restrictions, the continued high level of membership retention and renewals and the implementation of extensive cost reduction measures and anticipated levels of activities will all affect our future cash flows and accordingly our ability to continue to operate as a going concern.

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

We currently own, lease and/or operate (pursuant to the terms of a management contract) Houses or other properties in the UK, the US, St Vincent and the Grenadines, Canada, Turkey, Spain, the Netherlands, Germany, Greece, India, Hong Kong, France, Italy, Israel, Sweden, Denmark, Thailand, Mexico and Brazil and plan in the next few years to expand to other international markets, including Australia. The success and profitability of our current and future international operations are subject to numerous risks and uncertainties in each of these jurisdictions, many of which are outside of our control, such as exchange rate fluctuations, local economic conditions, availability of talented and qualified employees, import and export restrictions and tariffs, litigation in foreign jurisdictions, differing or limited protection of our intellectual property rights, cultural differences, increased expenses from inflation, political or economic instability, taxes and payment terms. Furthermore, changes in policies and/or laws in the UK, the US or other foreign jurisdictions resulting in, among other things, higher taxation or currency conversion limitations could reduce the anticipated benefits of our international operations. Any actions by countries or other jurisdictions in which we conduct or plan to conduct business to reverse policies that encourage foreign trade and investment could adversely affect our business relationships and gross profit. We may not be able to maintain and expand our international operations successfully or on economically favorable terms and, as a result, our business, results of operations and financial condition could be adversely affected.

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

Additionally, the ongoing conflict in Israel and Gaza may adversely affect the global economy, in particular as energy prices may be adversely affected by the disruptions in the region. Specifically, our Tel Aviv House was temporarily closed in 2023 because of the conflict and our revenues from that location may be adversely affected from time to time depending on the length and extent of the conflict.

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

We have a substantial amount of debt, which requires significant principal and interest payments. As of December 29, 2024, we have an outstanding debt balance, net of issuance costs, of $983 million comprised of Senior Secured Notes, Other loans (as described in Note 11, Debt), finance leases and financing obligations (see Item 8, Financial Statements and Supplementary Data, Note 5, Leases, and Note 11, Debt in this Annual Report on Form 10-K). Subject to the restrictions contained in our debt facilities, we may be able to incur additional indebtedness from time to time to finance working capital, capital expenditure or investments, or for other purposes.

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

Our indebtedness limits our ability to engage in these types of transactions even if we believe that a specific transaction would contribute to our future growth or improve our results of operations. We believe that we will be able to operate our business without breaching the terms of our indebtedness. In addition, the credit agreements governing our credit facilities require us to meet specified financial and operating results and maintain compliance with specified financial covenants and ratios. In particular, under our amended senior revolving facility agreement (the "Revolving Credit Facility") with HSBC Bank PLC ("HSBC") dated December 5, 2019 (the tenor of which was extended on February 21, 2025 to December 31, 2026), from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are only applicable when 40% or more of the facility is drawn. As of December 29, 2024, the facility remains undrawn with £75 million ($94 million) available to draw under this facility.

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

Risks Related to Our Properties

Our properties are currently geographically concentrated in a limited number of cities and, accordingly, we could be disproportionately harmed by an economic downturn in these cities or by a disaster, such as a hurricane, earthquake, wildfire or terrorist attack, among other catastrophes.

The concentration of certain of our properties in a limited number of cities exposes us to greater risk to local economic, business and other conditions than more geographically diversified companies. For example, an economic downturn, a natural disaster, a terrorist attack, civil disturbances or similar catastrophes in London, New York or Los Angeles would likely have a disproportionate effect on our overall results of operations. In addition, certain of our properties are located in markets that are more susceptible to natural disasters than others, which could adversely affect those properties, the local economies, or both. Specifically, the Miami, Florida area, where Soho Beach House and Miami Pool House are located, is susceptible to hurricanes, as is St Vincent and the Grenadines, where Soho Beach House Canouan is located, which was impacted by Hurricane Beryl in 2024; Los Angeles, California, where Soho House West Hollywood, Soho House Holloway, Soho House Malibu, and Soho House Downtown Los Angeles are located, is susceptible to earthquakes and wildfires; Istanbul, Turkey, where Soho House Istanbul is located, is susceptible to earthquakes; the county of Oxfordshire in England, where Soho Farmhouse is located, is susceptible to floods, such as those that occurred in late 2024; and there have been multiple terrorist attacks in areas where a number of our Houses are located, including London, Istanbul, Tel Aviv and Mumbai. Our properties are also at risk of man-made disasters, particularly fires. Our properties are also at risk of being negatively impacted by civil disturbances, protest or rioting, such as the 2019 political protests which impacted Soho House Hong Kong. While we maintain property and business interruption insurance, we carry large deductibles, and there can be no assurance that if an earthquake, hurricane or other natural or man-made disaster or other catastrophe should affect our geographical areas of operations, we would be able to maintain our current level of operations or profitability, or that property and business interruption insurance would adequately reimburse us for our losses. Any such economic downturn, disaster or other catastrophe could adversely affect our business, results of operations and financial condition.

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

In addition, the implementation of technology changes, such as the implementation of our new Enterprise Resource Planning ("ERP") as described in Note 2 Summary of Significant Accounting Policies of our consolidated financial statements in this Annual Report on Form 10-K, and upgrades to maintain current systems and integrate new systems, as well as transitions from one service provider to another, may also cause service interruptions, disruptions or outages, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays, and may cause us to fail to comply with applicable laws, rules, regulations, policies, industry standards, contractual obligations and other legal requirements related to data privacy, protection and security. If our information systems or those of our third-party service providers fail, and our or our third-party service providers’ back-up or disaster recovery plans are not adequate to address such failures, such events may adversely affect our business and operations. If we need to move to a different third-party system, our operations, including electronic funds transfer drafting, could be interrupted. In addition, remediation of such problems could result in significant, unplanned operating or capital expenditures, which may have an adverse effect on our business, results of operations and financial condition.

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

In addition, sophisticated operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our networks, system, or our processing of PII or other data. Furthermore, we depend upon our employees, independent contractors, consultants and other third parties with whom we do business to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if any of our IT or cybersecurity systems, processes or policies, or those of any of our manufacturers, logistics providers, customers, independent contractors or other third-party service providers fail to protect against or effectively and timely remediate unauthorized access, sophisticated hacking or terrorism, the mishandling, misuse or misappropriation of data, including PII, by employees, contractors or other persons or entities, software errors, failures or crashes, interruptions in power supply, virus proliferation or malware, communications failures, acts or war or sabotage, denial-of-service attacks or other cybersecurity breaches or security incidents, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

Furthermore, outside parties may attempt to fraudulently induce our employees or employees of our third-party service providers to disclose sensitive or confidential information in order to gain access to our or our third-party service providers’ systems and processes. The number and complexity of these threats continue to increase over time. Although we have implemented and maintain systems and controls designed to prevent cybersecurity events from occurring, including policies and processes designed to identify and mitigate threats, such efforts have not in the past and may not be able to prevent all security breaches or unauthorized attempts to access our systems or data, including PII and confidential data. The development and maintenance of our IT systems, controls, and processes require ongoing monitoring and updating as technologies evolve and efforts to intrude into our IT systems become more sophisticated. Despite our best efforts, including the implementation of threat protection, information and network security measures and business continuity and disaster recovery plans, our systems and those of our third-party service providers have in the past and may be vulnerable to attacks, and we cannot guarantee that the inadvertent or unauthorized use of confidential, sensitive information or PII, will not occur, or that third parties will not gain unauthorized access to such information.

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

If we fail to properly maintain the confidentiality and integrity of our data, including member and customer credit or debit card and bank account information and other PII, or if we fail to comply with applicable laws, rules, regulations, industry standards and contractual obligations relating to data privacy, data protection and security, and emerging AI regulations, it may adversely affect our reputation, business and operations.

In the ordinary course of business, we collect, use, transmit, store, share and otherwise process member, customer and employee data, including credit and debit card numbers, bank account information, dates of birth, location information and other types of PII. Some of this data is sensitive and could be an attractive target for criminal attack by malicious third parties with a wide range of expertise and motives (including financial gain), including organized criminal groups, hackers, disgruntled current or former employees, and others. In particular, the increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. The integrity, protection and security of such member, customer and employee data is critical to us.

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

Foreign data protection, privacy, consumer protection and other laws and regulations are often more restrictive than those in the United States. In particular, the EEA (comprised of the EU member states and Iceland, Liechtenstein and Norway) and the UK, have traditionally taken broader views as to types of data that are subject to privacy and data protection. In the EEA, the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable) is governed by the EU GDPR. The UK has implemented the EU GDPR into its national law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (known as the "UK GDPR", and together with the EU GDPR, the "GDPR") which sits alongside the UK Data Protection Act 2018. The GDPR imposes a number of obligations on controllers, including, among others: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (ii) requirements to process personal data lawfully including specific requirements for obtaining valid consent where consent is the lawful basis for processing; (iii) obligations to consider data protection as any new products or services are developed and designed and to limit the amount of personal data processed; (iv) obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal data, a right to obtain restriction of processing or to withdraw consent to processing, or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a usable format and a right to erasure of personal data in certain circumstances; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible) and affected individuals where the personal data breach is likely to result in a high risk to their rights and freedoms.

In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed adequate by the European Commission or a data transfer mechanism in accordance with the EU GDPR has been put in place or a derogation under the EU GDPR can be relied on. In July 2020, the Court of Justice of the European Union ("CJEU") in its Schrems II ruling invalidated the EU-U.S. Privacy Shield framework, a self-certification mechanism that facilitated the lawful transfer of personal data from the EEA to the United States, with immediate effect. The CJEU upheld the validity of standard contractual clauses ("EU SCCs") as a legal mechanism to transfer personal data but companies relying on EU SCCs will need to carry out a transfer impact assessment ("TIA"), which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs will need to be implemented to ensure an 'essentially equivalent' level of data protection to that afforded in the EEA. The UK GDPR imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK does not consider adequate. This may have implications for our cross-border data flows and may result in compliance costs.

Further, on October 7, 2022, the then U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework ("DPF"), and on July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy ("Adequacy Decision") for EU-US transfers of personal data for entities self-certified to the DPF. Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.

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

The GDPR provides for fines of up to €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or up to 4% of the annual global turnover of the noncompliant company, whichever is greater, for serious violations of certain of the GDPR's requirements. The GDPR identifies a list of points to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation for both material and immaterial harm (e.g., distress) and can seek collective redress; and there currently is an uptake in civil litigation on the basis of the GDPR and other digital data laws in the EU and UK. Complying with the GDPR may cause us to incur substantial operational and compliance costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, regulators, customers, data subjects, suppliers, vendors or other parties. Further, there is a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects. There is a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of personal data, potentially resulting in us facing harms similar to those described above.

We are also subject to evolving EEA and UK privacy laws on cookies, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies and violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions and reputational damage.

In the US, numerous states have enacted or are in the process of enacting comprehensive data privacy laws and regulations governing the collection, use, and other processing of PII and providing rights to state residents to access, delete, correct and opt out of the sale or use of their PII for targeted advertising and for certain other uses of personal data. Our business operates in some, but not all, of these states. These laws are typically enforceable by state attorney generals, district attorneys in some states, and in California, the state’s privacy agency; there is no private right of action to enforce such laws. Prosecutors can recover civil (and for California, administrative) penalties, often on a per-person and per-incident basis, which could be substantial. To date, there have been limited public enforcement actions, but that could change in the coming year. California’s comprehensive data privacy law authorizes private parties to bring suits against regulated businesses for negligent data breaches, and plaintiffs can recover statutory damages for such claims, in addition to actual damages and injunctive relief; those cases are proliferating. These laws and expanded enforcement actions and authorities could increase our potential liability and could have an adverse impact on our business, including its financial condition.

In addition, the plaintiffs’ bar is increasingly active and has brought hundreds of cases in recent years under privacy-related legal theories, including the California Invasion of Privacy Act (CIPA) and similar “wiretapping” laws in several states. These cases typically concern allegations that the use of common third-party technology tools (such as tracking technologies, cookies, and pixels) on a website constitute interceptions of confidential communications that allegedly constitute wiretapping, which can only be done with the consent of both parties to the communication. These wiretapping cases can be brought in a class action or in a mass arbitration setting. The plaintiffs’ bar has also been active in asserting claims based on alleged failures of tools designed to opt consumers out of the collection of their data through such tools. If such suits are brought against us, defending against them in court or in arbitration could substantially increase our legal costs, potential liability, and involve members of our legal teams to assist in defending these claims.

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

Specifically, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of PII. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ PII secure may constitute unfair acts or practices in, or affecting, commerce in violation of Section 5 of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, in 2022 the FTC published an advance notice of proposed rulemaking on commercial surveillance and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. The fate of this rulemaking in the Trump Administration is uncertain at this time.

There has been increased scrutiny, including from regulators, regarding the use of artificial intelligence (“AI”) and machine learning, including algorithms, AI models (including large language models), and other AI-based technologies; and AI laws are being developed or have entered into force, including the EU AI Act which entered into force in August 2024, and this trend is expected to continue. There is more of a focus now on companies’ AI programs, in particular where the AI used is considered high(er) risk, and irrespective of whether such companies are legally required to implement AI programs or otherwise comply with AI regulatory obligations. For example, there is more of a focus on diligence on data sets used to train or refine such AI technologies, the oversight of data vendors’ development and deployment of the same, and user transparency. Additionally, regulators are using existing consumer protection and other laws to bring enforcement in the context of AI or algorithmic-related harms and we also see civil litigation emerging in relation to harm caused by AI. Increased regulatory scrutiny regarding the use of AI technologies may limit our ability in the future to develop or deploy such technologies, or to gain insights into and manage our business by use of “big data” techniques.

Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. Federal, state, local, provincial, and international regulators and industry groups may also consider and implement from time to time new data privacy, security, artificial intelligence and other data protection laws, rules, regulations and requirements that apply to our businesses, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, laws in all 50 US states require businesses to provide notice under certain circumstances to customers whose PII has been disclosed as a result of a data breach. Compliance with evolving data privacy and security laws, rules, requirements and regulations may result in cost increases due to necessary changes to our systems and practices, new limitations or constraints on our business models, the development of new administrative processes and may prevent us from providing certain offerings in certain jurisdictions in which we currently operate and in which we may operate in the future. They also may impose further restrictions on our processing, sharing, transmission, collection, disclosure and use of PII in connection with the Soho House App or that are housed in one or more databases maintained by us or our third-party service providers. Any actual or perceived noncompliance with applicable data privacy, security, artificial intelligence, and data protection laws, rules and regulations, industry group requirements, contractual obligations, consent requirements or a security or data breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, including PII, whether by us or by one of our third-party service providers, and lawsuits brought under state wiretapping laws could have a material adverse effect on our business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order.

Risks Related to Regulations

We are subject to unionization and labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

As a result of our entry into operating agreements (including in relation to “The Ned Nomad” in New York and “The LINE” and “Saguaro” hotels in New York and California), as well as opening Houses in Stockholm, Mexico City and Sao Paulo, we currently have employees represented by unions. Attempts may be made to organize more of our employee base, particularly in areas with a strong union presence or historical focus on labor rights, including New York and Los Angeles. As we continue to expand and enter new territories, unions may make further attempts to organize all or part of our employee base. If more or all of our workforce were to become unionized, and the terms of the collective bargaining agreement were significantly different from our current compensation arrangements, it would likely increase our costs and adversely impact our profitability. Additionally, responding to such organization attempts could distract our management and would likely result in increased legal and other professional fees, and potential labor union contracts could put us at increased risk of labor strikes and disruption of our operations.

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
•
costs related to intercompany transactions and restructurings;

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

Furthermore, investor perceptions of our company may suffer if additional deficiencies are found in our internal control over financial reporting, and this could cause a decline in the market price of our Class A Common Stock and accordingly our overall business. Regardless of compliance with Section 404, our failure to remediate the material weaknesses which have been identified or any additional failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our business, financial condition, liquidity, results of operations, cash flows or prospects and could result in an adverse opinion on our internal controls from our independent registered public accounting firm. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements; and (ii) the fact that policies and procedures, with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls were either not designed and in place, or not operating effectively. These material weaknesses resulted in adjustments and disclosure corrections to our financial statements and included provisions for income taxes, inventory, impairment of goodwill and long-lived assets, related party transactions, preparation of the consolidation, preparation and presentation of the cash flow statement, fixed assets and lease accounting and balance sheet reclassifications, some of which resulted in revisions to prior periods.

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

Our business could be negatively impacted as a result of shareholder activism or an unsolicited takeover proposal or a proxy contest.

In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. If a proxy contest or an unsolicited takeover proposal is made with respect to us, we could incur significant costs in defending the Company, which would have an adverse effect on our financial results. Shareholder activists may also seek to involve themselves in the governance, strategic direction, and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of shares of our Class A Common Stock. As of December 29, 2024, we have 52,731,922 shares of Class A Common Stock outstanding and 141,500,385 shares of Class B Common Stock outstanding, which are convertible on a one-for-one basis into shares of our Class A Common Stock. All of the shares of Class A Common Stock are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act (including shares purchased by our affiliates in the IPO). Future sales of a substantial amount of our Class A Common Stock, particularly sales by our directors, executive officers or principal stockholders, or the perception that such sales might occur in the future, could cause the market price of our Class A Common Stock to fluctuate or make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate.

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

Further, some members of the Voting Group have pledged their Class B Common Stock to financial institutions. If the members of the Voting Group are forced by the financial institutions to sell shares of our Class A Common Stock (following any conversion of pledged Class B Common Stock into shares of Class A Common Stock in connection with such a sale) to remain in compliance with the margin limitations imposed under the terms of the loans, this would result in dilution of the Class A stockholders and could depress the market price of our Class A Common Stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. As a result of a recent short seller’s report as well as the announcement for a third-party consortium's offer to acquire outstanding shares of the Company, some plaintiffs’ lawyers are currently soliciting shareholders to institute class action suits against us for alleged securities laws violations. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cyber Security.

Management policies and procedures

We recognize the need to protect our data, systems and technology. We have described related risks in Item 1A under the heading “Risks Related to our Technology and Data.” We have previously assessed and periodically measure our security maturity using the US National Institute of Standards and Technology Cybersecurity Framework. (“NIST CSF”) supported by other internal and third-party assessments. Gaps or perceived weaknesses in our NIST CSF score are highlighted to our Cybersecurity Risk Committee and subsequently to the Board of Directors. A reassessment of our maturity using NIST CSF was carried out in the early part of 2024, demonstrating ongoing improvement. These assessments allow us to prioritize investment into those areas which provide the greatest improvement in the CSF scoring and by implication, our ability to identify, protect, detect, respond and recover from information and cybersecurity incidents. Risks are recorded in OneTrust and are formally assessed monthly, considering likelihood and potential impact and mitigating actions are implemented where possible to reduce identified risks. Controls designed to reduce or eliminate risk are designed into our technology, processes and management of third parties. We conduct regular vulnerability scanning and use a third party for regular penetration testing designed to help us identify new weaknesses or vulnerabilities. In addition, we use the same third party to help us conduct cybersecurity incident simulation which is subsequently used to inform updates to our Cybersecurity Incident Response Plan. We also have procedures designed to assess risks related to the use of third-party suppliers.

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

Governance

We have implemented a governance program which facilitates senior management oversight of cybersecurity risk management. An operational risk group comprising senior SHCO Cyber Risk and third-party Cyber Risk professionals together with the IT Infrastructure lead meet monthly to review emerging risks, progress with mitigation of identified risk and prioritization of risk reduction activities. The output from this group is shared quarterly with the Cyber Security Risk Committee (“CSRC”) a Board

Sub-Committee which comprises the Chief Executive Officer (CEO), Chief Financial Officer (CFO), Chief Technology Officer (CTO), Chief Legal Officer (CLO) and Director of Information Security. The CSRC is responsible for reviewing the top strategic cyber risks, progress against cyber maturity improvement and recommending funding and resource requirements. The CSRC reports twice per year to the Audit Committee. The CSRC is also the body that collectively assesses materiality in the event of a cybersecurity incident and meets as required for this purpose.

Management’s role and relevant experience in assessing and managing cybersecurity

The NIST CSF is used to assess cybersecurity maturity. An initial baseline assessment has been used to inform our Cybersecurity Strategy and periodic assessments are used to update the NIST CSF scoring. These assessments are carried out by an independent third party to provide appropriate objectivity and challenge. In addition, we are progressing towards certification to the international information security management standard - ISO27001 and the related standard ISO27701 for privacy information management. Execution of our cybersecurity strategy is overseen by our Director of Information Security who is a qualified CSIM, CISA and a Fellow of the UK Chartered Institute of Information Security and has over 30 years of experience in cyber security. The Director of Information Security provides the CTO with periodic updates and also chairs the CSRC which provides a forum for senior management to discuss cyber risk management in greater detail.

Item 2. Properties.

Our principal office is located at 180 Strand, London, WC2R 1EA, United Kingdom, which is approximately 22,776 square feet. We lease our main office and substantially all of the properties on which we operate.

Owned properties

As of December 29, 2024, we directly own two properties in the UK: Babington House, a 300-year-old Grade II* listed (by the Historic Buildings and Monuments Commission in England and Wales) manor house in Somerset, and High Road House in London. We also directly own one property in the US, Soho Beach House in Miami.

Joint venture owned properties

We own a share of four properties, through joint venture,: Soho House Barcelona, Spain; Little Beach House Barcelona, Spain; Ludlow House in New York, US; and the hotel rooms and restaurant at 56-60 Redchurch Street, London through our joint venture companies. Refer to Note 4, Equity Method Investments, in this Annual Report on Form 10-K for further information.

Leased and managed properties

The rest of our properties are leased or managed, which reflects our asset-light real estate model. The terms of our typical lease agreements are generally 20-25 years and provide for fixed rents, although certain of our leases provide for periodic rent increases (usually pursuant to a reference index). Refer to Note 5, Leases, in this Annual Report on Form 10-K for further information.

Our property portfolio mainly consists of our Soho Houses; however, we also lease and operate 9 Soho Home and Cowshed retail stores, 8 Soho Works locations; 8 stand-alone public restaurants, Scorpios Beach Club in Mykonos and Bodrum and other support locations in the US and UK. In addition, our Townhouse properties have two sites in London with restaurants and bedrooms. Dean Street Townhouse has a dining room in the heart of Soho, offering a menu of British classics. Above the restaurant, there are 39 bedrooms featuring beds, rainforest showers and freestanding bathtubs. Redchurch Townhouse is located in Shoreditch and includes 37 bedrooms and a Cecconi’s restaurant on the ground floor.

While we operate Soho House Istanbul, Soho House Mumbai, Soho Beach House Canouan, The LINE and Saguaro hotels and The Ned hotels, these properties are leased or owned by our local partners and we have no real estate interests in these properties.

The following table sets forth our Soho Houses by geographic location as of December 29, 2024 which represent our material property arrangements.

# Houses	House Name	Segment	Country	Arrangement Type	Territory	Opening	Years of Operation	Club Space	Bedrooms	Gym/Health Club	Spa	Pool	Public F&B/ Friends Studio	Beach
1	40 Greek Street	UK	UK	Leased	UK	Jan-95	30	✓	-	-	-	-	-	-
2	Babington House	UK	UK	Owned	UK	Sep-98	26	✓	33	✓	✓	✓	-	-
3	Electric House	UK	UK	Leased	UK	Apr-02	22	✓	-	-	-	-	✓	-
4	Soho House New York	The Americas	USA	Leased	Americas	Jun-03	21	✓	44	-	✓	✓	-	-
5	High Road House	UK	UK	Owned	UK	Jul-06	18	✓	14	-	-	-	✓	-
6	Shoreditch House	UK	UK	Leased	UK	Jun-07	17	✓	26	✓	✓	✓	-	-
7	Soho House West Hollywood	The Americas	USA	Leased	Americas	Mar-10	14	✓	-	-	-	-	-	-
8	Soho House Berlin	Europe and RoW	Germany	Leased	Europe	May-10	14	✓	89	✓	✓	✓	✓	-
9	Soho Beach House Miami	The Americas	USA	Owned	Americas	Oct-10	14	✓	50	✓	✓	✓	✓	✓
10	Little House Mayfair	UK	UK	Leased	UK	Apr-12	12	✓	4	-	-	-	-	-
11	Soho House Toronto	The Americas	Canada	Joint Venture	Americas	Oct-12	12	✓	-	-	-	-	-	-
12	Soho House Chicago	The Americas	USA	Leased	Americas	Aug-14	10	✓	40	✓	✓	✓	✓	-
13	Soho House Istanbul	Europe and RoW	Turkey	HMA*	Europe	Apr-15	9	✓	87	✓	✓	-	✓	-
14	Soho Farmhouse	UK	UK	Leased	UK	Jun-15	9	✓	114	✓	✓	✓	-	-
15	76 Dean Street	UK	UK	Leased	UK	Aug-15	9	✓	-	-	-	-	-	-
16	Little Beach House Malibu	The Americas	USA	Leased	Americas	May-16	8	✓	-	-	-	-	-	✓
17	Ludlow House	The Americas	USA	Leased	Americas	Jul-16	8	✓	-	-	-	-	-	-
18	Soho House Barcelona	Europe and RoW	Spain	Joint Venture	Europe	Oct-16	8	✓	57	✓	✓	✓	✓	-
19	Kettner's	UK	UK	Leased	UK	Jan-18	7	✓	33	-	-	-	✓	-
20	White City House	UK	UK	Leased	UK	May-18	6	✓	45	✓	✓	✓	✓	-
21	DUMBO House	The Americas	USA	Leased	Americas	May-18	6	✓	-	-	-	✓	✓	-
22	Soho House Amsterdam	Europe and RoW	The Netherlands	Leased	Europe	May-18	6	✓	79	✓	✓	✓	✓	-
23	Little Beach House Barcelona	Europe and RoW	Spain	Joint Venture	Europe	Aug-18	6	✓	17	-	✓	-	-	✓
24	Soho House Mumbai	Europe and RoW	India	HMA*	Asia	Nov-18	6	✓	38	✓	✓	✓	✓	✓
25	Soho House Hong Kong	Europe and RoW	Hong Kong	Leased	Asia	Sep-19	5	✓	-	✓	-	✓	-	-
26	Soho Warehouse, DTLA	The Americas	USA	Leased	Americas	Oct-19	5	✓	48	✓	-	✓	-	-
27	Soho Roc House	Europe and RoW	Greece	Leased	Europe	Jul-20	4	✓	44	✓	-	✓	-	✓
28	Soho Beach House Canouan	The Americas	St Vincent & The Grenadines	HMA*	Americas	Apr-21	3	✓	40	✓	-	-	-	✓
29	180 House	UK	UK	Leased	UK	Apr-21	3	✓	-	-	-	✓	✓	-
30	Soho House Austin	The Americas	USA	Leased	Americas	May-21	3	✓	46	-	-	✓	-	-
31	Soho House Tel Aviv	Europe and RoW	Israel	Leased	Europe	Aug-21	3	✓	24	-	-	✓	-	-
32	Soho House Paris	Europe and RoW	France	Leased	Europe	Sep-21	3	✓	36	✓	-	✓	-	-
33	Soho House Rome	Europe and RoW	Italy	Leased	Europe	Oct-21	3	✓	69	✓	✓	✓	✓	-
34	Soho House Nashville	The Americas	USA	Leased	Americas	Feb-22	2	✓	47	✓	-	✓	-	-
35	Brighton Beach House	UK	UK	Leased	UK	Mar-22	2	✓	-	✓	-	✓	-	✓
36	Holloway House	The Americas	USA	Leased	Americas	May-22	2	✓	34	-	-	-	-	-
37	Little House Balham	UK	UK	Leased	UK	Jul-22	2	✓	-	-	-	-	-	-

*SHCO operates these properties under a hotel management agreement.

# Houses	House Name	Segment	Country	Arrangement Type	Territory	Opening	Years of Operation	Club Space	Bedrooms	Gym/Health Club	Spa	Pool	Public F&B/ Friends Studio	Beach
38	Soho House Copenhagen	Europe and RoW	Denmark	Leased	Europe	Jul-22	2	✓	-	-	-	-	-	-
39	Soho House Stockholm	Europe and RoW	Sweden	Leased	Europe	Dec-22	2	✓	-	-	-	-	-	-
40	Miami Pool House	The Americas	USA	Leased	Americas	Dec-22	2	✓	-	-	-	✓	-	-
41	Soho House Bangkok	Europe and RoW	Thailand	Leased	Asia	Feb-23	2	✓	-	-	-	✓	-	-
42	Soho House Mexico City	The Americas	Mexico	Leased	Americas	Sep-23	1	✓	4	-	-	✓	-	-
43	Soho House Portland	The Americas	USA	Leased	Americas	Mar-24	0	✓	-	✓	-	✓	-	-
44	Soho House Sao Paulo	The Americas	Brazil	Leased	Americas	Jun-24	0	✓	32	✓	-	✓	-	-
45	London Mews House	UK	UK	Leased	UK	Sep-24	0	✓	-	-	-	-	-	-

Item 3. Legal Proceedings.

From time to time we are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that the outcome of any of those matters will have a significant adverse effect on our business, financial condition, results of operations or cash flows. However, the results of litigation and arbitration are inherently unpredictable and the possibility exists that the ultimate resolution of matters to which we are or could become subject could result in a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Item 8, Financial Statements and Supplementary Data, Note 15, Commitments and Contingencies, in this Annual Report on Form 10-K for further information.

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

Holders of SHCO’s Class A Common Stock

As of March 27, 2025, there were 1,200 registered holders of our Class A Common Stock and 8 registered holders of our Class B Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 29, 2024 and is incorporated herein by reference.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the quarter ended December 29, 2024.

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

Over the last 30 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of December 29, 2024, we have approximately 271,500 members (including approximately 212,400 Soho House Members) who engage with SHCO through our global portfolio of 45 Soho Houses, 8 Soho Works, Scorpios Beach Clubs in Mykonos and Bodrum, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and The LINE and Saguaro hotels in North America also form part of SHCO’s wider portfolio via management agreements to operate the properties.

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

The demand for our membership is also demonstrated by our large and growing SHCO global waitlist, which as of December 29, 2024 stands at over 112,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

For fiscal 2024, of our $1,204 million in Total revenues, $418 million (35%) was attributable to Membership revenues, $482 million (40%) to In-House revenues, and $304 million (25%) to Other revenues. For fiscal 2023, of our $1,125 million in Total revenues, $357 million (32%) was attributable to Membership revenues, $482 million (43%) to In-House revenues, and $286 million to Other revenues (25%).

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

Every House annual membership fee is approximately $5,200, excluding local sales taxes, which provides access to all of our Houses globally. Our Houses attract members from every demographic, with members from “Generation Z” (28 years old and younger) and “Millennials” (29 to 44 year-olds) constituting the fastest-growing cohorts. We believe the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

This membership allows us to welcome members to our global community in new geographies where we do not have a physical House. Through this membership we are able to generate additional revenues on our existing base of Houses and gather intelligence for future growth, which we have leveraged to open new Houses in certain locations, including Portland, USA (March 2024) and Sao Paulo, Brazil (June 2024), and planned future openings such as Manchester, United Kingdom, Tokyo, Japan, and Sydney, Australia. As of December 29, 2024, we have 12,518 CWH members across 84 cities.

•
Soho Friends

Through this membership we offer access to some physical House spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands to an audience who enjoy the Soho House offerings but do not have a Soho House Membership. Soho Friends annual membership is approximately $130 and does not provide full access to our Houses. As of December 29, 2024, we had 53,110 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House Adult Paying Members continue to account for the majority of visitors to our Houses and restaurants.

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

As of December 29, 2024, we had 5,984 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Adult Paying Members, a US Soho Works membership ranges from $200 to $750 per month, depending on membership type.

Scorpios Beach Club

Scorpios is a well-established globally recognized brand, focused on enriching the lives of its guests who are looking to escape from their daily lives, with two locations currently open. The original Scorpios, set in a cove on the southern tip of Mykonos, offers a one of a kind beach experience with a restaurant, terraces and daybeds, and a distinctive wellness offering. The second location, which opened in Bodrum, Turkey, in June 2024, offers similar seaside restaurant and terrace experiences, and also includes 12 bungalows equipped with private pools. We believe the Scorpios concept has significant potential to expand further, with the expectation to open other sites including a site in Tulum, Mexico.

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”), including Ned's Friends, is aimed at a broader group of business professionals. As of December 29, 2024, Ned’s Club London, New York and Doha have approximately 4,600 members. The Ned recently opened its fourth site Washington D.C. in early 2025. The Ned offers its members The Ned’s Club app, which displays benefits, events and club related information along with allowing members to make bookings. We receive management fees under hotel management contracts for each of the operations of The Ned sites.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The transaction broadened our geographic reach in North America. The hotels that are currently operational are located in Los Angeles, Washington D.C., Austin and Palm Springs, and among them offer a variety of food and beverage offerings together with approximately 1,300 hotel rooms. We receive management fees under hotel management contracts for the operation of these hotels.

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

Reportable Segments

Our operations consist of three reportable segments (United Kingdom, The Americas, Europe and Rest of the World (“RoW”)) and one non-reportable segment that we present as “All Other”. Each of our segments includes all operations in that region including our Houses and all associated facilities, spas and a stand-alone restaurant. Refer to Item 8, Financial Statements and Supplementary Data, Note 18, Segments, in this Annual Report on Form 10-K for more information on reportable segments.

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

ADJUSTED OTHER REVENUES. Adjusted Other Revenues is defined as Other Revenues plus non-House Membership Revenues.

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

KEY PERFORMANCE AND OPERATING METRICS

	As of
	December 29, 2024	December 31, 2023	January 1, 2023
	(Unaudited)
Number of Soho Houses	45	42	40
The Americas	17	15	14
United Kingdom	14	13	13
Europe/RoW	14	14	13
Number of Soho House Members	212,447	193,865	161,975
The Americas	81,361	70,284	60,439
United Kingdom	73,421	70,865	60,909
Europe/RoW	45,147	42,094	33,827
All Other	12,518	10,622	6,800
Number of Other Members	59,094	66,019	64,855
The Americas	15,985	17,615	17,864
United Kingdom	35,469	40,024	39,325
Europe/RoW	7,640	8,380	7,666
Number of Total Members	271,541	259,884	226,830
Number of Active App Users	218,132	201,211	168,641

	For the Fiscal Year Ended		For the Fiscal Year Ended
	December 29, 2024	December 31, 2023 (As Revised)	December 29, 2024	December 31, 2023 (As Revised)
	Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Membership Revenue growth year over year	17%	31%	14%	30%
The Americas	17%	28%	14%	28%
United Kingdom	17%	36%	14%	35%
Europe/RoW	16%	49%	13%	48%
All Other	19%	16%	16%	15%
Operating loss	$(70,041)	$(35,593)	$(70,041)	$(36,555)
Operating loss margin	(6)%	(3)%	(6)%	(3)%
House-Level Contribution	228,442	215,008	228,442	220,823
House-Level Contribution Margin	26%	27%	26%	27%
Other Contribution	60,709	60,754	60,709	62,397
Other Contribution Margin	18%	19%	18%	19%
Adjusted EBITDA	131,904	115,605	131,904	118,732
Percentage of total revenues	11%	10%	11%	10%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

COMPARISON OF THE FISCAL YEARS ENDED December 29, 2024 and December 31, 2023

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	December 29, 2024	December 31, 2023 (As Revised)		December 31, 2023 (As Revised) Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$418,026	$356,605	17%	$366,249	14%
In-House revenues	481,613	482,155	(0)%	495,195	(3)%
Other revenues	304,175	286,374	6%	294,119	3%
Total revenues	1,203,814	1,125,134	7%	1,155,563	4%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)(2)	(638,342)	(592,475)	(8)%	(608,498)	(5)%
Other operating expenses (exclusive of depreciation and amortization)(3)	(276,321)	(256,897)	(8)%	(263,845)	(5)%
General and administrative expenses (exclusive of depreciation and amortization)(4)	(152,922)	(143,583)	(7)%	(147,466)	(4)%
Pre-opening expenses	(15,626)	(18,679)	16%	(19,184)	19%
Depreciation and amortization	(101,521)	(111,281)	9%	(114,291)	11%
Share-based compensation	(16,023)	(20,230)	21%	(20,777)	23%
Foreign exchange gain (loss), net	(22,708)	36,196	n/m	37,175	n/m
Loss on impairment of long lived assets and intangible assets	(32,345)	(47,772)	32%	(49,064)	34%
Loss on impairment of Goodwill	(6,204)	—	n/m	—	n/m
Other, net	(11,843)	(6,006)	(97)%	(6,168)	(92)%
Total operating expenses	(1,273,855)	(1,160,727)	(10)%	(1,192,118)	(7)%
Operating loss	(70,041)	(35,593)	(97)%	(36,555)	(92)%
Other (expense) income
Interest expense, net	(83,531)	(84,136)	1%	(86,411)	3%
Gain (loss) on sale of property and other, net	(1,768)	(1,038)	(70)%	(1,066)	(66)%
Share of income (loss) of equity method investments	5,090	1,900	n/m	1,951	n/m
Total other expense, net	(80,209)	(83,274)	4%	(85,526)	6%
Loss before income taxes	(150,250)	(118,867)	(26)%	(122,081)	(23)%
Income tax expense	(13,318)	(10,811)	(23)%	(11,103)	(20)%
Net loss	(163,568)	(129,678)	(26)%	(133,184)	(23)%
Net (income) loss attributable to non-controlling interest	600	(865)	n/m	(888)	n/m
Net loss attributable to Soho House & Co Inc.	$(162,968)	$(130,543)	(25)%	$(134,072)	(22)%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.
(2)
In-House operating expenses is exclusive of depreciation and amortization of $63,072 and $67,647 ($63,072 and $69,477 in constant currency) for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
(3)
Other operating expenses is exclusive of depreciation and amortization of $22,189 and $29,632 ($22,189 and $30,433 in constant currency) for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
(4)
General and administrative expenses is exclusive of depreciation and amortization of $16,260 and $14,002 ($16,260 and $14,381 in constant currency) for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.

OVERVIEW

In fiscal 2024, we delivered strong growth across our core business, seen in both our Houses and other channels. Despite a tough macro environment and continuing inflationary pressures, we were able to deliver revenue growth year-over-year driven by Membership and Other revenues, while successfully opening three new Soho Houses in Portland, USA; Sao Paulo, Brazil; and London, UK. We also opened a new Scorpios site in Bodrum, Turkey.

During fiscal 2024, our global number of Soho House members increased by 18,582, or 10%, we slightly reduced our Soho Works members by 64 and our Soho Friends decreased by 6,861. Adult Paying Members increased by over 14,128 and frozen members grew from 7,512 members to 10,113. Due to the increase in Adult Paying Members across fiscal 2024, Membership revenues increased by $61,421, or 17%.

Total In-House revenues declined by $542 in fiscal 2024, or 0%, revenues were affected by economic pressures in the UK and Americas, while Europe benefited in fiscal 2023 by COVID-19 subsidies and a settlement from a former developer, alongside external factors in Tel Aviv resulting in a reduction in footfall in fiscal 2024. Unlike fiscal 2023, fiscal 2024 year-end date of December 29, 2024 was pre-new year's eve which contributed to the decrease in the year-on-year performance of In-House revenues. This was offset by an increase in members and the addition of three Soho Houses throughout fiscal 2024 as well as a full year of In-House revenues of two Soho Houses opened in fiscal 2023. Other revenues increased by 6% in fiscal 2024 driven by growth in Soho Home and the opening of Scorpios Bodrum, Turkey (June 2024).

Operating loss for fiscal 2024 was $70,041 an increase of $34,448 from $35,593 in fiscal 2023, driven by foreign exchange losses on revaluation of borrowings. Further, we saw higher In-House and Other operating expenses year-on-year due to inflationary pressures and increased volumes, alongside out of period expenses related to Soho Home and pre-paid rent in Europe. Overall In-House contribution increased and Other contribution remained flat in fiscal 2024, primarily a result of higher Membership revenues, operational efficiencies and strong cost control, offset by cost inflation.

Net loss attributable to SHCO increased to $162,968 in fiscal 2024 from $130,543 in fiscal 2023, mainly impacted by non-cash foreign exchange loss increasing $58,904 offset by Membership and Other revenues growth as described above. Adjusted EBITDA increased to $131,904 in fiscal 2024 from $115,605 in fiscal 2023 driven by growth in our revenues and focus on operational efficiencies despite a more challenging trading environment.

TOTAL REVENUES

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$1,203,814	$1,125,134	7%	4%
The Americas	473,445	441,094	7%	5%
United Kingdom	368,196	349,570	5%	3%
Europe/RoW	201,198	183,260	10%	7%
All Other	160,975	151,210	6%	4%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

MEMBERSHIP REVENUES

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$418,026	$356,605	17%	14%
The Americas	200,171	170,946	17%	14%
United Kingdom	122,432	104,396	17%	14%
Europe/RoW	45,539	39,240	16%	13%
All Other	49,884	42,023	19%	16%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Membership revenues increased by 17% to $418,026 in fiscal 2024 predominantly driven by an increase in Adult Paying Members of approximately 9%, or 14,100, who joined after the end of the fourth quarter of fiscal 2023. Soho House membership fees increased in 2024, with a low to mid single-digit price rise for existing members and a mid single-digit increase in price for new members. This price increase is effective as of the joining date for new members and as of the renewal date for existing members.

There was also an increase in Non-House Membership revenues of $1,578, driven by an increase in Soho Works membership fees in fiscal 2024. This was slightly offset by a reduction in the number of Soho Friends members compared to the end of fiscal 2023.

In constant currency, Membership revenues increased by $51,777, or 14% in fiscal 2024.

The Americas segment saw an increase in membership revenues of $29,225, or 17%, due to approximately 9,600, or 16% increase in Adult Paying Soho House members year-on-year, driven by the opening of Soho House Sao Paulo, Brazil (June 2024); Soho House Portland, USA (March 2024); and Soho House Mexico City, Mexico (September 2023), as well as growth across existing Houses. The increase in Soho House membership fees also contributed to the increase in Membership revenues

Our United Kingdom segment saw an increase in Membership revenues of $18,036, or 17%, due to approximately 1,500, or 2% increase in Adult Paying members, driven by growth in existing Houses and the increase in House membership fees, as noted above. In constant currency, Membership revenues in the United Kingdom segment increased by $15,213, or 14%.

The Europe/RoW segment saw an increase in Membership revenues of $6,299, or 16%, due to approximately 1,600, or 6% increase in Adult Paying Members driven by Soho House Bangkok (February 2023), as well as the revenue impact from the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/RoW segment increased by $5,238, or 13%.

All Other saw an increase in Membership revenues of $7,861, or 19%, predominantly driven by approximately 1,500, or 16%, more CWH Adult Paying Members, offset by a decline of approximately 6,900 Non-House members in comparison to the end of fiscal 2023. In constant currency, All Other Membership revenues increased by $6,724, or 16%.

IN-HOUSE REVENUES

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$481,613	$482,155	(0)%	(3)%
The Americas	203,651	199,754	2%	(1)%
United Kingdom	182,949	182,363	0%	(2)%
Europe/RoW	95,013	100,038	(5)%	(8)%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

In-House revenues were $481,613 in fiscal 2024, a decrease of $542 versus fiscal 2023. In-House revenues benefited from five new Houses that have opened since the start of fiscal 2023, offset by a difficult underlying macro environment, which adversely impacted the performance of the regions. In addition, the timing of new year's eve events had an unfavorable impact as they fell outside of fiscal 2024.

In constant currency, In-House Revenues reduced by $13,582, or 3% in fiscal 2024.

In-House revenues in our Americas segment were $203,651 in fiscal 2024, an increase of $3,897 versus fiscal 2023. The region saw slightly weaker like-for-like In-House performance across the year offset by the opening of Soho House Mexico City, Mexico (September 2023), Soho House Portland, USA (March 2024) and Soho House Sao Paulo, Brazil (June 2024).

In-House revenues in our United Kingdom segment saw an increase of $586 in fiscal 2024 versus fiscal 2023, driven by foreign exchange benefit with the underlying House performance being marginally worse versus fiscal 2023 due to difficult macroeconomic trends, offset by the opening of Soho Mews House (September 2024). In constant currency, In-House Revenues in the United Kingdom segment decreased by $4,346, or 2% in fiscal 2024.

The Europe/RoW segment saw a decrease of $5,025 for In-House revenues year-on-year, driven by external factors resulting in a reduction in footfall in our Tel Aviv House versus comparative period, alongside room revenue declines across certain Houses. In addition to this, within fiscal 2023, we recognized approximately $1,800 from the Dutch government related to COVID-19 subsidies and approximately $1,100 from a settlement to recover costs incurred on behalf of a former development partner in connection with a proposed European House opening. In constant currency, In-House Revenues in the Europe/RoW segment decreased by $7,731 or 8% in fiscal 2024.

OTHER REVENUES

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$304,175	$286,374	6%	3%
The Americas	69,624	70,394	(1)%	(4)%
United Kingdom	62,815	62,812	0%	(3)%
Europe/RoW	60,645	43,982	38%	34%
All Other	111,091	109,186	2%	(1)%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Other revenues were $304,175 in fiscal 2024, compared to $286,374 in fiscal 2023, an increase of $17,801 predominately driven by growth in Soho Home and the opening of Scorpios Bodrum (June 2024), offset by the movement of Cowshed to a brand license deal effective January 1, 2024, the closure of unprofitable stand-alone restaurants and the removal of a Coachella event.

In constant currency, Other Revenues increased by $10,056, or 3% in fiscal 2024.

Other revenues in the Americas segment have reduced by $770, or 1% in fiscal 2024, versus fiscal 2023 predominantly driven by reduced restaurants and inn revenue and removal of a Coachella event, offset by a termination fee related to one of our LINE hotel management contracts.

The United Kingdom segment saw an increase in Other revenues of $3, or 0% in fiscal 2024, versus fiscal 2023 driven by increased revenue from Cecconi's and foreign exchange benefit, partially offset by closure of a number of legacy stand-alone restaurant sites that closed in fiscal 2023. In constant currency, Other Revenues in the United Kingdom segment reduced by $1,696 or 3% in fiscal 2024.

Other revenues in the Europe/RoW segment have increased compared to fiscal 2023 driven by the opening of Scorpios Bodrum (June 2024), alongside year on year growth in Ned Doha. In constant currency, Other Revenues in the Europe/RoW segment increased by $15,474, or 34% in fiscal 2024.

Other revenues in All Other increased by $1,905, or 2% in fiscal 2024, versus fiscal 2023 driven by year-on-year growth in Soho Home, with strong growth in both e-commerce and retail sales, offset by Cowshed operating under a brand license (since January 1, 2024), which results in recognition of royalty income in 2024 versus revenue in fiscal 2023. Additionally, we recognized approximately $3,000 in respect of a lease promote in our Rome property from our landlord in fiscal 2023. In constant currency, Other Revenues in All Other declined by $1,048, or 1%, in fiscal 2024.

IN-HOUSE OPERATING EXPENSES AND HOUSE-LEVEL CONTRIBUTION

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(638,342)	$(592,475)	(8)%	(5)%
Percentage of total House revenues	(74)%	(73)%
Operating Loss	$(70,041)	$(35,593)	(97)%	(92)%
Operating loss margin	(6)%	(3)%
House-Level Contribution	$228,442	$215,008	6%	3%
House-Level Contribution Margin	26%	27%	(1)%
House-Level Contribution by segment:
The Americas	$121,615	$105,828	15%	15%
United Kingdom	82,696	87,975	(6)%	(8)%
Europe/RoW	5,124	7,509	(32)%	(34)%
All Other	19,007	13,696	39%	35%
House-Level Contribution Margin by segment:
The Americas	30%	29%
United Kingdom	27%	31%
Europe/RoW	4%	5%
All Other	89%	89%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

IN-HOUSE OPERATING EXPENSES & HOUSE-LEVEL CONTRIBUTION.

In-House Operating Expenses were $638,342 in fiscal 2024, an increase of $45,867 from fiscal 2023. The increase is a result of the five new Houses opened since the start of fiscal 2023 alongside wage, energy and rent increases year-on-year, offset by savings generated from operational reorganization initiatives in fiscal 2024. In constant currency, In-House Operating Expenses increased by $29,844 in fiscal 2024.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $228,442 in fiscal 2024 compared to $215,008 in fiscal 2023, an increase of $13,434. The increase in House-Level Contribution predominantly relates to flow through from increased Soho House membership revenues. This increase is partially offset by the opening of three additional Houses in fiscal 2024, with newer Houses tending to have negative House-Level Contribution in their first year of operation.

House-Level Contribution Margin was 26% in fiscal 2024, a reduction of 1% from fiscal 2023. Increased Membership revenues in fiscal 2024, were partially offset by an out of period expense adjustment within our Europe region of $1,378 in fiscal 2024, relating to pre-paid rent from 2021. Fiscal 2023 was impacted by a one-time benefit from an out of period adjustment of $5,779 which contributed to the improved margins. Further detail with respect to these out of period adjustment can be found in the table that reconciles Adjusted EBITDA to Net Loss, see "Non-GAAP Financial Measures" for this table.

OTHER OPERATING EXPENSES AND OTHER CONTRIBUTION

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(276,321)	$(256,897)	(8)%	(5)%
Percentage of adjusted other revenues	(82)%	(81)%
Operating loss	$(70,041)	$(35,593)	n/m	n/m
Operating loss margin	(6)%	(3)%
Other Contribution	$60,709	$60,754	(0)%	(3)%
Other Contribution Margin	18%	19%	(1)%	20%
Other Contribution by segment:
The Americas	$18,229	$14,950	22%	22%
United Kingdom	25,886	24,545	5%	3%
Europe/RoW	15,154	15,405	(2)%	(4)%
All Other	1,440	5,854	(75)%	(76)%
Other Contribution Margin by segment:
The Americas	26%	21%
United Kingdom	40%	37%
Europe/RoW	25%	34%
All Other	1%	4%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

OTHER OPERATING EXPENSES.

Other operating expenses were $276,321 for fiscal 2024, compared with $256,897 for fiscal 2023, an increase of $19,424, or 8%. The increase year-on-year is attributable to increased trade volume in Soho Home and the opening of Scorpios Bodrum (June 2024), offset by the permanent closure of all but one of our Soho Restaurants, which excludes Cecconi's, at the start of fiscal 2023, the closure of our operations at The Hoxton, Shoreditch (July 2023), alongside a Coachella event not being held during fiscal 2024. The fourth quarter 2024 was also impacted by an out of period adjustment relating to Soho Home inventory and freight and duty charges of approximately $3,500, in respect to Fiscal 2022 and prior. In constant currency, Other Operating Expenses increased by $12,476, or 5% in fiscal 2024.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $60,709 in fiscal 2024, compared to $60,754 for fiscal 2023, a decrease of $45.

Other Contribution Margin was 18% in fiscal 2024, a decrease of 1% from fiscal 2023. The decrease was driven by an out of period adjustment relating to Soho Home inventory and freight and duty charges, as noted above, alongside the recognition of approximately $3,000 in respect of a lease promote in our Rome House in fiscal 2023, offset by higher Non-House Membership Revenues year-on-year and growth in Other Revenues from Soho Home.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and administrative expenses	$152,922	$143,583	7%	4%
Percentage of total revenues	13%	13%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

General and Administrative Expenses were $152,922 in fiscal 2024, compared with $143,583 in fiscal 2023, an increase of $9,339, or 7%. The increase was driven by additional cost and headcount to support business expansion, including the five new Soho Houses that have opened since the start of fiscal 2023, offset by savings generated from operational reorganization initiatives in fiscal 2024. The

Company also recognized an expense of approximately $4,100 in the fourth quarter 2024 for estimated liabilities related to reviews of historical tax matters, primarily comprising non-recurring interest and penalties.

In constant currency, General and Administrative Expenses had an increase of $5,456, or 4% in fiscal 2024.

PRE-OPENING EXPENSES

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$15,626	$18,679	(16)%	(19)%
Percentage of total revenues	1%	2%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Pre-opening expenses were $15,626 in fiscal 2024. This represented a decrease of $3,053 in comparison to $18,679 in fiscal 2023. The year-on-year decrease was driven predominantly by the characteristics of recent and upcoming openings, in comparison to the comparative period, including size and location of openings. One of the Houses opened in the second half of fiscal 2024 was a small House in an established market (London) so travel costs were lower than compared to the opening of a larger House in a new market, such as Mexico City, in fiscal 2023. In fiscal 2023, delays in the full opening of Miami Pool House, other than for select events, resulted in pre-opening costs being incurred over a longer period than is typical for new openings. In constant currency, Pre-opening expenses decreased by $3,558, or 19% in fiscal 2024.

DEPRECIATION AND AMORTIZATION

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$101,521	$111,281	(9)%	(11)%
Percentage of total revenues	8%	10%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Depreciation and amortization were $101,521 in fiscal 2024, a decrease of $9,760, or 9%, from fiscal 2023. This decrease year-on-year was mainly driven by the impairment in Soho Works sites in fiscal 2023 and certain Houses in the Americas and UK where their assets are now largely depreciated, alongside an increase in depreciation in fiscal 2023 related to an out of period adjustment of approximately $5,000, partially offset by the five new Soho Houses that opened in fiscal 2023 and fiscal 2024, and amortization of capitalized IT development costs. In constant currency, depreciation and amortization expenses reduced by $12,770, or 11%.

SHARE-BASED COMPENSATION, FOREIGN EXCHANGE, LOSS ON IMPAIRMENT, AND OTHER

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$16,023	$20,230	(21)%	(23)%
Percentage of total revenues	1%	2%
Foreign exchange gain (loss), net	$22,708	$(36,196)	n/m	n/m
Percentage of total revenues	2%	(3)%
Loss on impairment of long lived assets and intangible assets	$32,345	$47,772	(32)%	(34)%
Percentage of total revenues	3%	4%
Loss on impairment of Goodwill	$6,204	$-	n/m	n/m
Percentage of total revenues	1%	0%
Other, net	$11,843	$6,006	97%	92%
Percentage of total revenues	1%	1%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Share-based compensation expense decreased by $4,207 to $16,023 in fiscal 2024, primarily because of grants made under the Company's 2020 equity and incentive plan becoming fully vested in the first quarter of fiscal 2024. This has been partially offset by the impact of new grants made since this period and the related amortization impact.

Foreign exchange (gain) loss, net, which is unrealized and non-cash in nature, moved by $58,904 to $22,708 in fiscal 2024, primarily driven by foreign exchange revaluation of our borrowings.

During fiscal 2024, the Company recorded impairment losses of $14,068 related to long-lived assets, of which $13,532 relates to long-lived assets in Soho Works North America. In addition, we recognized impairment losses on intangible assets of $18,277 related to the termination of two hotel management contracts and impairment of four LINE and Saguaro hotel management contracts. Furthermore, we recognized impairment losses of $6,204 on goodwill related to the LINE and Saguaro and Soho Roc House reporting units.

Other expenses increased by $5,837 to $11,843 in fiscal 2024, due to $1,885 for one-time expenses related to shareholder activism, $2,289 of expenses incurred with respect to the evaluation of certain strategic transactions by our independent special committee, $7,140 incurred with respect to a strategic reorganization program of our operations and support teams and $1,117 relating to ERP transformation. Fiscal 2023 expenses primarily related to the Cowshed's brand license inventory provision of approximately $5 million.

INTEREST EXPENSE, NET

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$83,531	$84,136	(1)%	(3)%
Percentage of total revenues	7%	7%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Net Interest Expense was $83,531 for fiscal 2024, a decrease of $605, or 1%, compared to fiscal 2023. This decrease was primarily due to the loss on extinguishments of debt incurred following the refinancing of Soho Beach House Miami in May 2023, offset by a higher interest rate and principal on the Soho Beach House Miami loan post refinancing and the higher principal amount on our Senior Secured Notes due to the compounding of this debt. In constant currency, net interest reduced by $2,880, or 3%.

GAIN (LOSS) ON SALE OF PROPERTY AND OTHER, NET

The Company recognized losses on disposal of property and other, net of $(1,768) and $(1,038) during fiscal 2024 and fiscal 2023, respectively, arising on the refurbishment of certain Houses.

SHARE OF INCOME (LOSS) OF EQUITY METHOD INVESTMENTS

We maintain a portfolio of equity method investments owned and operated through non-controlling interests in investments with one or more partners. Two of our Houses are owned and operated by us through non-controlling interests and we own and operate certain of our other businesses through non-controlling interest in joint ventures. The Company recognized share of income of equity method investment of $5,090 during fiscal 2024, an increase of $3,190 on fiscal 2023.

INCOME TAX EXPENSE

Income tax expense was $13,318 for fiscal 2024 compared to $10,811 for fiscal 2023, an increase in expense of $2,507. This increase was driven by tax charges related to uncertain tax positions, taxes payable in certain non-US jurisdictions due to limitations on the use of attributes and changes in regional profitability, and changes in the tax valuation allowances.

NET LOSS ATTRIBUTABLE TO SHCO

Net loss attributable to SHCO was $162,968 for fiscal 2024, compared with $130,543 for fiscal 2023, an increase in loss of $32,425. This was attributable primarily to unfavorable unrealized foreign exchange movements as well as higher costs, offsetting growth in revenue.

ADJUSTED EBITDA

	For the Fiscal Year Ended		Percent Change
	December 29, 2024	December 31, 2023 (As Revised)	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$131,904	$115,605	14%	11%
Percentage of total revenues	11%	10%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

Adjusted EBITDA was $131,904 in fiscal 2024, in comparison to $115,605 in fiscal 2023, an increase of $16,299. The increase was driven by higher membership revenues and Other Revenues versus the comparative period, offset by an increase in General and Administrative and Operating expenses year-on-year. In constant currency, adjusted EBITDA increased by $13,172.

For a reconciliation of Adjusted EBITDA to Net Loss, see “—Non-GAAP Financial Measures.”

NON-GAAP FINANCIAL MEASURES

A reconciliation of Net Loss to Adjusted EBITDA is set forth below for the periods specified:

	For the Fiscal Year Ended		Percent Change
	December 29, 2024 Actuals	December 31, 2023 Actuals (As Revised)	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net loss	$(163,568)	$(129,678)	(26)%	(23)%
Depreciation and amortization	101,521	111,281	(9)%	(11)%
Interest expense, net	83,531	84,136	(1)%	(3)%
Income tax expense	13,318	10,811	23%	20%
EBITDA	34,802	76,550	(55)%	(56)%
(Gain) loss on sale of property and other, net	1,768	1,038	70%	66%
Share of profit of equity method investments	(5,090)	(1,900)	n/m	n/m
Foreign exchange(2)	22,708	(36,196)	n/m	n/m
Share of equity method investments adjusted EBITDA	10,713	9,319	15%	12%
Share-based compensation expense	16,023	20,230	(21)%	(23)%
Loss on impairment of long lived assets and intangible assets(3)	32,345	47,772	(32)%	(34)%
Loss on impairment of Goodwill(4)	6,204	—	n/m	n/m
Expenses related to shareholder activism(5)	1,885	—	n/m	n/m
Expenses related to the evaluation of certain strategic transactions(6)	2,289	—	n/m	n/m
Expenses related to ERP implementation(7)	1,117	—	n/m	n/m
Operational reorganization and severance expense(8)	7,140	—	n/m	n/m
Out of period operating lease liability adjustment(9)	—	(5,779)	n/m	n/m
Brand license inventory provision(10)	—	4,571	n/m	n/m
Adjusted EBITDA	$131,904	$115,605	14%	16%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.
(2)
See "Comparison of the fiscal years ended December 29, 2024 and December 31, 2023 - Other Expenses” for information regarding the increase in foreign exchange and share-based compensation expense period-on-period.
(3)
Following the Company's impairment review for fiscal year ended December 29, 2024, the Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $14 million is in respect of Soho Works North America and $1 million relates to a UK restaurant site. Further, the Company recognized $18 million of impairment losses on intangible assets, related to the termination of two hotel management contracts and impairment on four LINE and Saguaro hotel management contracts. Following the Company's impairment review for fiscal year ended December 31, 2023, the Company recognized $48 million of impairment losses on long-lived assets (comprised of $32 million in respect of Operating lease assets and $16 million of Property and equipment, net), of which $39 million is in respect of Soho Works North America.
(4)
The Company recognized impairment losses of $6 million on goodwill related to the LINE and Saguaro and Soho Roc House reporting units.
(5)
Primarily relating to professional service fees associated with the Company's shareholder activism response
(6)
Primarily relating to third party advisory expenses incurred by the Company's independent special committee in respect of the evaluation of certain strategic transactions.
(7)
During fiscal year ended December 29, 2024, the Company incurred certain expenses related to the planned ERP system implementation.
(8)
Expenses incurred with respect to a strategic reorganization program of the Company's operations and support teams.
(9)
Represents out-of-period adjustments correcting errors with respect to the estimation of the operating lease liability identified during fiscal 2023 but relating to prior financial periods. There is no material impact from the correction of this error to previously reported periods.
(10)
In November 2023, the Company entered into a 10-year licensing agreement with a third party to manufacture and distribute the Company’s Cowshed branded products, commencing January 1, 2024. This agreement has restricted the Company’s ability to sell certain inventories it acquired prior to entering into the agreement. As such, the Company has provided in full for the inventory it is unable to recover as a result of the entering into the agreement.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the Fiscal Year Ended
	December 29, 2024	December 31, 2023 (As Revised)	Change %	December 31, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(70,041)	$(35,593)	(97)%	$(36,555)	(92)%
General and administrative	152,922	143,583	7%	147,466	4%
Pre-opening expenses	15,626	18,679	(16)%	19,184	(19)%
Depreciation and amortization	101,521	111,281	(9)%	114,291	(11)%
Share-based compensation	16,023	20,230	(21)%	20,777	(23)%
Foreign exchange (gain) loss, net	22,708	(36,196)	n/m	(37,175)	n/m
Other, net	11,843	6,006	97%	6,168	92%
Loss on impairment of long lived assets and intangible assets	32,345	47,772	(32)%	49,064	(34)%
Loss on impairment of Goodwill	6,204	—	n/m	—	n/m
Non-House membership revenues	(32,855)	(31,277)	(5)%	(32,123)	(2)%
Other revenues	(304,175)	(286,374)	(6)%	(294,119)	(3)%
Other operating expenses	276,321	256,897	8%	263,845	5%
House-Level Contribution	$228,442	$215,008	6%	$220,823	3%
Operating Loss margin	(6)%	(3)%		(3)%
House-Level Contribution Margin	26%	27%		27%

	For the Fiscal Year Ended
	December 29, 2024	December 31, 2023 (As Revised)	Change %	December 31, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$418,026	$356,605	17%	$366,249	14%
Less: Non-House membership revenues	(32,855)	(31,277)	(5)%	(32,123)	(2)%
Add: In-House revenues	481,613	482,155	(0)%	495,195	(3)%
Total House revenues	866,784	807,483	7%	829,321	5%
Less: In-House operating expenses	(638,342)	(592,475)	(8)%	(608,498)	(5)%
House-Level Contribution	$228,442	$215,008	6%	$220,823	3%

	For the Fiscal Year Ended
	December 29, 2024	December 31, 2023 (As Revised)	Change %	December 31, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating loss	$(70,041)	$(35,593)	(97)%	$(36,555)	(92)%
General and administrative	152,922	143,583	7%	147,466	4%
Pre-opening expenses	15,626	18,679	(16)%	19,184	(19)%
Depreciation and amortization	101,521	111,281	(9)%	114,291	(11)%
Share-based compensation	16,023	20,230	(21)%	20,777	(23)%
Foreign exchange (gain) loss, net	22,708	(36,196)	n/m	(37,175)	n/m
Other, net	11,843	6,006	97%	6,168	92%
Loss on impairment of long-lived assets and intangible assets	32,345	47,772	(32)%	49,064	(34)%
Loss on impairment of Goodwill	6,204	—	n/m	—	n/m
House membership revenues	(385,171)	(325,328)	(18)%	(334,126)	(15)%
In-House revenues	(481,613)	(482,155)	0%	(495,195)	3%
In-House operating expenses	638,342	592,475	8%	608,498	5%
Total Other Contribution	$60,709	$60,754	(0)%	$62,397	(3)%
Operating Loss margin	(6)%	(3)%		(3)%
Other Contribution Margin	18%	19%		19%

	For the Fiscal Year Ended
	December 29, 2024	December 31, 2023 (As Revised)	Change %	December 31, 2023 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Revenues	$304,175	$286,374	6%	294,119	3%
Add: Non-House membership revenues	32,855	31,277	5%	$32,123	2%
Adjusted Other Revenues	337,030	317,651	6%	326,242	3%
Less: other operating expenses	(276,321)	(256,897)	(8)%	(263,845)	(5)%
Other Contribution	$60,709	$60,754	(0)%	$62,397	(3)%

(1)
See “Non-GAAP Financial Measures—Constant Currency” for an explanation of our constant currency results.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of December 29, 2024, we maintained a cash and cash equivalents balance of $153 million and a restricted cash balance of $4 million.

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

•
from investing activities, our cash inflows include the proceeds from sale of property and equipment, the sales of subsidiaries and returns from equity method investees. The primary cash outflows from investing activities include the purchase of property and equipment as well as intangibles; and
•
from financing activities, our cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include repayments of borrowings, legal and professional fees from debt or equity related transactions and time to time share repurchases.

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

The terms of the Senior Secured Notes Facility include an option to issue, and a commitment on the part of the purchasers to subscribe for, further notes in one or several issuances on or prior to March 31, 2022 in an aggregate amount of up to $100 million. This option was exercised on March 9, 2022 (the "Additional Notes" and, together with the Initial Notes, the "Senior Secured Notes"). The Additional Notes bear interest at a fixed rate equal to a cash margin of 2.125% plus a payment-in-kind (capitalized) margin of 6.375%. As of December 29, 2024, the outstanding balance on the Senior Secured Notes is $644 million. For further information, refer to Item 8, Financial Statements and Supplementary Data, Note 11, Debt, in this Annual Report on Form 10-K.

Revolving Credit Facility

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility refer to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. As of December 29, 2024, the facility remains undrawn with £75 million ($94 million) available to draw under this facility. The facility is secured on a fixed and floating charge basis over certain assets of the Company.

On February 21, 2025, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Fourth Amended and Restated Revolving Facility Agreement (the "Fourth Amendment") which further amends and restates the Revolving Credit Facility. The Fourth Amendment amends the Revolving Credit Facility to extend the maturity date from July 25, 2026 to December 31, 2026.

Loans under the Revolving Credit Facility are capable of being borrowed, repaid and reborrowed at any time. For further information, refer to Item 8, Financial Statements and Supplementary Data, Note 11, Debt, in this Annual Report on Form 10-K.

CASH FLOWS AND WORKING CAPITAL

The following table provides a summary of cash flow data for the periods presented:

	For the Fiscal Year Ended
	December 29, 2024	December 31, 2023 (As Revised)
	(Unaudited, dollar amounts in thousands)
Net cash generated by (used in)
Net cash provided by (used in) operating activities	$89,677	$46,988
Net cash provided by (used in) investing activities	(71,237)	(82,363)
Net cash provided by (used in) financing activities	(19,905)	4,905
Effect of exchange rates on cash and cash equivalents	(3,323)	2,968
Net (decrease) increase in cash and cash equivalents	$(4,788)	$(27,502)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For fiscal 2024, Net cash provided by operating activities was $89,677 compared to Net cash provided by operating activities of $46,988 in fiscal 2023. The increase in cash provided by operating activities of $42,689 was primarily due to the reduction in Net loss in fiscal 2024 excluding non-cash foreign exchange losses and benefits arising from working capital movements.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

The primary cash outflows from investing activities include the purchase of property and equipment, intangibles and the acquisition of noncontrolling interests.

For fiscal 2024, Net cash used by investing activities was $71,237 compared to $82,363 in fiscal 2023. The decrease in net cash used of $11,126 was primarily due to a $10,695 repayment from an equity method investee.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

The primary cash inflows from financing activities include proceeds from borrowings. The primary cash outflows from financing activities include principal payments on borrowings, and repurchases of shares.

For fiscal 2024, Net cash used by financing activities was $19,905 compared to cash provided of $4,905 in fiscal 2023. The decrease in cash generated of $24,810 as compared to fiscal 2023 was primarily due to proceeds from borrowings in fiscal 2023 and higher share repurchases in fiscal 2024.

CASH REQUIREMENTS FROM CONTRACTUAL AND OTHER OBLIGATIONS

Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations and long-term debt facilities. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Item 8, Financial Statements and Supplementary Data, Note 5, Leases, in this Annual Report on Form 10-K for additional information relating to our operating and financing leases and Item 8, Financial Statements and Supplementary Data, Note 11, Debt, in this Annual Report on Form 10-K for additional information related to our long-term debt.

Purchase obligations include all legally binding contracts, including commitments for the fitting out of real estate and software development/license commitments and service contracts. The majority of our purchase obligations are due within the next 12 months. Refer to Item 8, Financial Statements and Supplementary Data, Note 15, Commitments and Contingencies, in this Annual Report on Form 10-K for additional information.

Leases

As of December 29, 2024, we have entered into 11 operating lease agreements for Houses, hotels, restaurants, and other properties which have not commenced. We will determine the classification of these leases at the relevant lease commencement date, but currently expect these under construction leases to be classified as operating leases. We estimate the total undiscounted lease payments for these leases commencing in fiscal years 2025, 2026, 2027 and 2028 to be $147 million, $251 million, $318 million and $320 million respectively.

For fiscal years 2025 and 2026, our contractual lease payments from existing lease agreements will total $165,509 and $166,834 respectively. Refer to Note 5, Leases, in this Annual Report on Form 10-K for additional information relating to our operating and financing leases.

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of December 29, 2024.

Soho Works Limited loan

In 2017, Soho Works Limited ("SWL") entered into a term loan facility agreement for a £40 million term loan facility. The SWL loan bears interest at 7% and matures on September 29, 2025.

Goldman Sachs Senior secured notes

On March 9, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company, exercised its option under the Senior Secured Notes to issue $100 million of additional notes. The net proceeds drawn down were used, in part, to finance the $50 million share repurchase program (refer to Note 14, Loss Per Share and Shareholders’ Equity (Deficit), in this Annual Report on Form 10-K for additional information) with the remaining $50 million being used for general corporate purposes.

Property Mortgage Loans
In May 2023, the Company refinanced the existing term loan of $55 million, interest at 5.34%, and mezzanine loan of $62 million, interest at 7.25% with a new $140 million loan agreement with JP Morgan Chase Bank, National Association and Citi Real Estate Funding Inc. The new term loan is secured with a recorded and insured first priority mortgage on Soho Beach House Miami Property as well as first priority security interests in all collateral related to the property. The new term loan matures in June 2033 and bears interest at 6.99%. The Company incurred interest expense on these facilities of $10 million, $13 million, and $8 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. Refer to Item 8, Financial Statements and Supplementary Data, Note 11, Debt, in this Annual Report on Form 10-K for additional information.

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

We believe the following to be critical accounting policies because they are important to the portrayal of our financial condition or results of operations and they require critical management estimates and judgments about matters that are uncertain:

•
Goodwill and purchased intangible asset impairment;
•
Impairment of other long-lived assets;
•
Leases;
•
Income taxes;
•
Variable interest entities; and
•
Share-based compensation.

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

The goodwill balance recorded in the consolidated balance sheets as of December 29, 2024 and December 31, 2023 was $195 million and $206 million, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or other intangible assets.

The Company determined the carrying values of two reporting units, the LINE and Saguaro and Soho Roc House, were in excess of the fair values in Fiscal 2024, and we recognized a non-cash impairment charge of $6 million. The Company believes the estimated fair values of the remaining reporting units holding goodwill exceed their carrying values in 2024 and no further impairment was recorded. In fiscal 2024, the Company performed an impairment analysis on the LINE and Saguaro hotel management agreement portfolio and determined that the intangible assets were not recoverable. The Company impaired the LINE and Saguaro hotel management agreements intangible assets and recognized a non-cash impairment charge of $18 million. There was no impairment of goodwill or purchased intangible assets in fiscal 2023 or fiscal 2022.

IMPAIRMENT OF OTHER LONG-LIVED ASSETS

The Company recognized $14 million and $48 million of impairment losses on long-lived assets (comprised of $11 million and $32 million in respect of Operating lease assets and $3 million and $16 million of Property and equipment, net) during the fiscal years ended December 29, 2024 and December 31, 2023, respectively. The non-cash impairment amounts are included within "Loss on impairment of long-lived assets and intangible assets" on the consolidated statement of operations for the fiscal years ended December 29, 2024 and December 31, 2023, respectively. The high property costs associated with these locations being the primary factor of the asset impairment. No impairment losses were recorded for the fiscal 2022.

During fiscal 2024, due to the continued challenges in the cost of real estate and the decreased performance of various Soho Works locations in the USA, the Company determined that a triggering event had occurred in Q3 2024. The Company performed an impairment analysis on the Soho Work sites located in the United States. As a result of this analysis, certain stand-alone sites failed the recoverability tests resulting in an aggregate non-cash impairment loss of $14 million (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net).

Following the Company's impairment review for fiscal year ended December 31, 2023, the Company recognized $48 million of impairment losses on long-lived assets mainly related to Soho Works North America (comprised of $32 million in respect of Operating lease assets and $16 million of Property and equipment, net).

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

LEASES

We have entered into lease agreements for our Houses, hotels, restaurants, spas and other properties. We account for our leases under Accounting Standards Codification Topic 842 - Leases.

We determine the initial classification and measurement of our right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The determination of operating and finance leases requires significant judgments, including estimation of the rate implicit in the lease, incremental borrowing rates and reasonably assured lease terms. The lease term includes any renewal options and termination options that we are reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease for finance leases and the incremental borrowing rate for operating leases. The incremental borrowing rate is determined by using a portfolio approach based on the rate of interest that we would pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment. We recognized operating lease assets of $1,136 million and $1,152 million and operating lease liabilities of $1,358 million and $1,354 million at December 29, 2024 and December 31, 2023, respectively.

INCOME TAXES

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rates, primarily due to the valuation allowances on certain deferred tax assets, foreign tax rate differential, and uncertain tax positions and as further described in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. Our effective tax rate was (9)%, (9)% and (2)% in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. We incurred an expense to our consolidated statement of operations, of $13 million, $11 million, and $5 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

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

In July 2021, the Company established its 2021 Equity and Incentive Plan (the "2021 Plan"). The 2021 Plan allows for grants of nonqualified stock options, SARs, restricted stock units ("RSUs") and performance stock units ("PSUs"). There were 12,055,337 shares initially available for all awards under the 2021 Plan and the shares available may, subject to board approval, increase annually on the first day of each calendar year, beginning with the calendar year ending December 31, 2022. The annual increase is capped at 5% of shares outstanding.

Share-based compensation expense is measured based on the grant-date fair value of those awards. All the Company awards in issue have graded-vesting features and are predominantly service conditions only awards and therefore compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.

For the Company’s SAR and Growth Share awards, the grant-date fair value of the awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and risk-free interest rate. We have limited historical data of our own to utilize in determining our assumptions, as there has only been a public market for our shares following the IPO in July 2021. As such, for SAR and Growth Share awards granted and/or modified in fiscal 2024, 2023 and 2022, we based our volatility assumption on that of a selected peer group. Forfeitures are recognized as they occur for all equity awards.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Item 8, Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies - Basis of Presentation to our consolidated financial statements appearing in Item 8 and elsewhere in this Annual Report on Form 10-K.

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

If the US Dollar had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $63 million lower and approximately $69 million higher, respectively, and net loss would have been approximately $11 million lower and approximately $12 million higher, respectively, for fiscal 2024.

If the Euro had strengthened/weakened by 10% versus the Pound sterling, revenue would have been approximately $16 million higher and approximately $14 million lower, respectively, and net loss would have been approximately less than $1 million higher and approximately less than $1 million lower, respectively, for fiscal 2024.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of December 29, 2024, we had $153 million in Cash and cash equivalents on the balance sheet and £75 million ($94 million) undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm (BDO LLP: London, United Kingdom: PCAOB ID # 1295)	75
Consolidated Balance Sheets as of December 29, 2024 and December 31, 2023	76
Consolidated Statements of Operations for the Fiscal Years ended December 29, 2024, December 31, 2023, and January 1, 2023	78
Consolidated Statements of Comprehensive Loss for the Fiscal Years ended December 29, 2024, December 31, 2023 and January 1, 2023	79
Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the Fiscal Years ended December 29, 2024, December 31, 2023 and January 1, 2023	80
Consolidated Statements of Cash Flows for the Fiscal Years ended December 29, 2024, December 31, 2023 and January 1, 2023	81
Notes to Consolidated Financial Statements	83

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Soho House & Co Inc.

London, United Kingdom

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Soho House & Co Inc (the “Company”) as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ (deficit) equity, and cash flows for the 52-week periods ended December 29, 2024, December 31, 2023 and January 1, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for the 52-week periods ended December 29, 2024, December 31, 2023 and January 1, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO LLP

BDO LLP

We have served as the Company's auditor since 2008

London, United Kingdom

March 31, 2025

Soho House & Co Inc.

Consolidated Balance Sheets

As of December 29, 2024 and December 31, 2023

prep

	As of
(in thousands, except for par value and share data)	December 29, 2024	December 31, 2023 (As Revised)
Assets
Current assets
Cash and cash equivalents	$152,716	$159,155
Restricted cash	3,602	1,951
Accounts receivable, net	78,890	58,089
Inventories	54,419	57,596
Prepaid expenses and other current assets	98,774	111,949
Total current assets	388,401	388,740
Property and equipment, net	598,270	621,388
Operating lease assets	1,135,810	1,152,288
Goodwill	195,295	206,285
Other intangible assets, net	102,610	127,240
Equity method investments	13,217	21,695
Deferred tax assets	5,306	740
Other non-current assets	4,603	9,483
Total non-current assets	2,055,111	2,139,119
Total assets	$2,443,512	$2,527,859
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$75,987	$70,316
Accrued liabilities	98,482	86,314
Current portion of deferred revenue	134,360	113,755
Indirect and employee taxes payable	33,889	40,159
Current portion of debt, net of debt issuance costs	34,618	29,290
Current portion of operating lease liabilities—sites trading less than one year	371	1,721
Current portion of operating lease liabilities—sites trading more than one year	57,078	49,436
Other current liabilities	39,377	35,831
Total current liabilities	474,162	426,822
Debt, net of current portion and debt issuance costs	656,868	635,576
Property mortgage loans, net of debt issuance costs	137,385	137,099
Operating lease liabilities, net of current portion - sites trading less than one year	90,081	68,762
Operating lease liabilities, net of current portion - sites trading more than one year	1,210,637	1,234,140
Finance lease liabilities	77,255	78,481
Financing obligation	76,900	76,624
Deferred revenue, net of current portion	23,697	30,057
Deferred tax liabilities	2,286	1,510
Non-current liabilities	23,699	5,941
Total non-current liabilities	2,298,808	2,268,190
Total liabilities	2,772,970	2,695,012
Commitments and contingencies (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Balance Sheets

As of December 29, 2024 and December 31, 2023

	As of
(in thousands, except for par value and share data)	December 29, 2024	December 31, 2023 (As Revised)
Shareholders’ equity
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,359,217 shares issued and 52,731,922 outstanding as of December 29, 2024 and 62,189,717 issued and 53,741,731 outstanding as of December 31, 2023; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of December 29, 2024 and December 31, 2023	2,079	2,057
Additional paid-in capital	1,246,584	1,231,941
Accumulated deficit	(1,539,500)	(1,376,532)
Accumulated other comprehensive income	35,174	29,641
Treasury stock, at cost; 13,627,295 shares as of December 29, 2024 and 10,467,120 shares as of December 31, 2023	(79,396)	(62,000)
Total shareholders’ equity attributable to Soho House & Co Inc.	(335,059)	(174,893)
Noncontrolling interest	5,601	7,740
Total shareholders’ equity	(329,458)	(167,153)
Total liabilities and shareholders’ equity	$2,443,512	$2,527,859

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Operations

For the Fiscal Years Ended December 29, 2024, December 31, 2023, and January 1, 2023

	For the Fiscal Year Ended
(in thousands except for per share data)	December 29, 2024	December 31, 2023 (As Revised)	January 1, 2023 (As Revised)
Revenues
Membership revenues	$418,026	$356,605	$272,809
In-House revenues	481,613	482,155	427,209
Other revenues	304,175	286,374	275,985
Total revenues	1,203,814	1,125,134	976,003
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $63,072, $67,647 and $55,581 for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively)	(638,342)	(592,475)	(530,729)
Other operating expenses (exclusive of depreciation and amortization of $22,189, $29,632 $30,266 for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively)	(276,321)	(256,897)	(251,901)
General and administrative expenses (exclusive of depreciation and amortization of $16,260, $14,002 and $14,068 for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 respectively)	(152,922)	(143,583)	(123,435)
Pre-opening expenses	(15,626)	(18,679)	(14,078)
Depreciation and amortization	(101,521)	(111,281)	(99,915)
Share-based compensation	(16,023)	(20,230)	(27,681)
Foreign exchange gain (loss), net	(22,708)	36,196	(69,600)
Loss on impairment of long lived assets and intangible assets (Note 5, Note 8 and Note 9)	(32,345)	(47,772)	—
Loss on impairment of Goodwill (Note 9)	(6,204)	—	—
Other, net	(11,843)	(6,006)	(9,703)
Total operating expenses	(1,273,855)	(1,160,727)	(1,127,042)
Operating income (loss)	(70,041)	(35,593)	(151,039)
Other (expense) income
Interest expense, net	(83,531)	(84,136)	(71,518)
Gain (loss) on sale of property and other, net	(1,768)	(1,038)	390
Share of income (loss) of equity method investments	5,090	1,900	3,941
Total other expense, net	(80,209)	(83,274)	(67,187)
Loss before income taxes	(150,250)	(118,867)	(218,226)
Income tax (expense) benefit	(13,318)	(10,811)	(5,131)
Net loss	(163,568)	(129,678)	(223,357)
Net (income) loss attributable to non-controlling interests	600	(865)	(800)
Net loss attributable to Soho House & Co Inc.	$(162,968)	$(130,543)	$(224,157)
Net loss per share attributable to Class A and Class B common stock
Basic and diluted (Note 14)	$(0.84)	$(0.67)	$(1.12)
Weighted average shares outstanding:
Basic and diluted (Note 14)	195,160	195,590	199,985

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Comprehensive Loss

For the Fiscal Years Ended December 29, 2024, December 31, 2023, and January 1, 2023

	For the Fiscal Year End
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)	January 1, 2023 (As Revised)
Net loss	$(163,568)	$(129,678)	$(223,357)
Other comprehensive income (loss)
Foreign currency translation adjustment	5,448	(25,077)	47,550
Comprehensive loss	(158,120)	(154,755)	(175,807)
Loss attributable to non-controlling interest	600	(865)	(800)
Foreign currency translation adjustment attributable to non-controlling interest	85	(205)	476
Total comprehensive loss attributable to Soho House & Co Inc.	$(157,435)	$(155,825)	$(176,131)

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Fiscal Years Ended December 29, 2024, December 31, 2023, and January 1, 2023

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit (As Revised)	Accumulated Other Comprehensive Income (Loss) (As Revised)	Treasury Stock	Total Shareholders' Deficit Attributable to Soho House & Co Inc. (As Revised)	Noncontrolling Interest (As Revised)	Total Shareholders' (Deficit) Equity (As Revised)
As of January 2, 2022	$2,025	$1,189,044	$(1,021,832)	$6,897	$-	$176,134	$6,058	$182,192
Net income (loss)	-	-	(224,157)	-	-	(224,157)	800	(223,357)
Distributions to noncontrolling interest	-	-	-	-	-	-	(1,206)	(1,206)
Purchase of noncontrolling interests in connection with the Soho Restaurants Acquisition	-	(1,884)	-	-	-	(1,884)	1,884	-
Shares repurchased	-		-	-	(50,000)	(50,000)	-	(50,000)
Share-based compensation, net of tax	12	26,195	-	-	-	26,207	-	26,207
Additional IPO costs	-	(269)	-	-	-	(269)	-	(269)
Net change in cumulative translation adjustment	-	-	-	48,026	-	48,026	(476)	47,550
As of January 1, 2023	$2,037	$1,213,086	$(1,245,989)	$54,923	$(50,000)	$(25,943)	$7,060	$(18,883)
Net (loss) income	-	-	(130,543)	-	-	(130,543)	865	(129,678)
Distributions to noncontrolling interest	-	-	-	-	-	-	(390)	(390)
Shares repurchased (Note 14)	-	-	-	-	(12,000)	(12,000)	-	(12,000)
Non-cash share-based compensation (Note 13)	20	18,855	-	-	-	18,875	-	18,875
Net change in cumulative translation adjustment	-	-	-	(25,282)	-	(25,282)	205	(25,077)
As of December 31, 2023	$2,057	$1,231,941	$(1,376,532)	$29,641	$(62,000)	$(174,893)	$7,740	$(167,153)
Net loss	-	-	(162,968)	-	-	(162,968)	(600)	(163,568)
Distributions to non-controlling interest	-	-	-	-	-	-	(1,454)	(1,454)
Shares repurchased (Note 14)	-	-	-	-	(17,396)	(17,396)	-	(17,396)
Non-cash share-based compensation (Note 13)	22	14,643	-	-	-	14,665	-	14,665
Net change in cumulative translation adjustment	-	-	-	5,533	-	5,533	(85)	5,448
As of December 29, 2024	$2,079	$1,246,584	$(1,539,500)	$35,174	$(79,396)	$(335,059)	$5,601	$(329,458)

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended December 29, 2024, December 31, 2023, and January 1, 2023

	For the Fiscal Year End
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)	January 1, 2023 (As Revised)
Cash flows from operating activities
Net loss	$(163,568)	$(129,678)	$(223,357)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	101,521	111,281	99,915
Non-cash share-based compensation (Note 13)	14,665	18,875	26,207
Deferred tax expense (benefit)	(3,827)	(607)	237
Loss (gain) on sale of property and other, net	1,768	1,038	(390)
Loss on impairment of long lived assets and intangible assets (Note 5, Note 8, and Note 9)	32,345	47,772	—
Loss on impairment of Goodwill (Note 9)	6,204	—	—
Provision for write-down of inventories	—	6,827	—
Share of (income) loss of equity method investments	(5,090)	(1,900)	(3,941)
Amortization of debt issuance costs	2,795	2,808	4,315
Loss on debt extinguishment (Note 11)	—	3,278	—
PIK interest	31,827	39,300	36,254
Distributions from equity method investees	985	368	3,281
Foreign exchange loss (gain), net	22,708	(36,196)	69,600
Changes in assets and liabilities:
Accounts receivable	(21,267)	(13,807)	(24,280)
Inventories	2,551	(5,465)	(29,611)
Operating leases, net	1,738	(1,915)	25,190
Other operating assets	21,123	(16,994)	(38,771)
Deferred revenue	16,423	16,432	17,279
Accounts payable and accrued and other liabilities	26,776	5,571	49,935
Net cash provided by (used in) operating activities	89,677	46,988	11,863
Cash flows from investing activities
Purchase of property and equipment	(64,186)	(65,941)	(72,345)
Proceeds from sale of assets	—	1,368	926
Purchase of intangible assets	(17,746)	(17,938)	(21,672)
Repayment from equity method investees	10,695	—	—
Property and casualty insurance proceeds received	—	148	338
Net cash used in investing activities	(71,237)	(82,363)	(92,753)
Cash flows from financing activities
Repayment of borrowings (Note 11)	(1,777)	(117,790)	(736)
Payment for debt extinguishment costs (Note 11)	—	(1,686)	—
Issuance of related party loans	—	—	3,217
Proceeds from borrowings (Note 11)	1,105	140,000	105,795
Payments for debt issuance costs	—	(2,822)	(1,860)
Principal payments on finance leases	(383)	(407)	(528)
Principal payments on financing obligation	—	—	(1,578)
Distributions to non-controlling interest	(1,454)	(390)	(1,206)
Purchase of treasury stock, inclusive of commissions (Note 14)	(17,396)	(12,000)	(50,000)
Proceeds from initial public offering, net of offering costs (Note 1 and Note 2)	—	—	(269)
Net cash (used in)/provided by financing activities	(19,905)	4,905	52,835
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(3,323)	2,968	(3,999)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(4,788)	(27,502)	(32,054)
Cash, cash equivalents and restricted cash
Beginning of year	161,106	188,608	220,662
End of year	$156,318	$161,106	$188,608

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Consolidated Statements of Cash Flows

For the Fiscal Years Ended December 29, 2024, December 31, 2023, and January 1, 2023

	For the Fiscal Year End
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)	January 1, 2023 (As Revised)
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$152,716	$159,155	$180,680
Restricted cash	3,602	1,951	7,928
Cash, cash equivalents and restricted cash as of December 29, 2024, December 31, 2023 and January 1, 2023	$156,318	$161,106	$188,608
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$34,385	$32,254	$29,893
Cash paid for income taxes	3,768	5,541	585
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	75,039	124,779	133,743
Acquisitions of property and equipment under finance leases (Note 11)	179	33	12,315
Prepaid capital expenditures	6,338	—	—
Accrued capital expenditures as of December 29, 2024, December 31, 2023 and January 1, 2023	11,451	13,760	15,257

The accompanying notes are an integral part of these consolidated financial statements.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

1.
Nature of the Business

Soho House & Co Inc. (“SHCO”) is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. Our members engage with us through our global portfolio of 45 Soho Houses, 8 Soho Works Clubs, The Ned in London, New York and Doha, The Line and Saguaro hotels in North America, Scorpios Beach Clubs in Mykonos and Bodrum, Soho Home, our interiors and lifestyle retail brand, and our digital channels.

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

Our 2024 fiscal year ended on December 29, 2024 ("Fiscal 2024"), 2023 fiscal year ended on December 31, 2023, ("Fiscal 2023"), and 2022 fiscal year ended on January 1, 2023 ("Fiscal 2022"). Fiscal 2024 was a 52-week year, Fiscal 2023 was a 52-week year and Fiscal 2022 was a 52-week year.

Revision of Prior Period Financial Statements in Fiscal 2024

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

During the third quarter of Fiscal 2024, through the performance of these activities, management identified misstatements, as well as confirmed the financial statement impacts of previously identified uncorrected immaterial misstatements, in its previously issued consolidated financial statements as of and for the 52-week period ended December 31, 2023 (“Fiscal 2023”) and January 1, 2023 (“Fiscal 2022”); the unaudited condensed consolidated financial statements as of and for the 13-week periods ended March 31, 2024 (“Q1 2024”) and April 2, 2023 (“Q1 2023”); the unaudited condensed consolidated financial statements as of and for the 13-week and 26-week periods ended June 30, 2024 (“Q2 2024”) and July 2, 2023 (“Q2 2023”); and the unaudited condensed consolidated financial statements as of and for the 13-week and 39-week periods ended October 1, 2023 (“Q3 2023”). The Company believes the misstatements identified through the performance of the activities above is related to manual processes and the existing material weaknesses in our control over financial reporting as described within this Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

The Company assessed the materiality of the errors, both individually and in aggregate, including as out of period corrections in the third quarter of fiscal 2024 as well as corrections to impacted prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. While correction of these adjustments as out of period corrections would be material in aggregate to the third quarter of Fiscal 2024, the Company determined the impacts of these misstatements were not material to the financial statements for all prior periods identified and has accordingly revised the comparative amounts presented. For comparative purposes, the Company has made corrections to the consolidated financial statements and applicable notes for the prior periods presented in this Annual Report on Form 10-K. Refer to Note 20, Revision of Prior Period Financial Statements, for additional information on the misstatements identified and quantification of the impact of correcting the misstatements.

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

We have experienced net losses and significant cash outflows from cash used in operating activities over the past years as we develop our Houses. During the fiscal year ended December 29, 2024, the Company incurred a consolidated net loss of $164 million. During the fiscal year ended December 29, 2024, the Company had positive cash flow from operations of $90 million. As of December 29, 2024, the Company had an accumulated deficit balance of $1,540 million. As of December 29, 2024, the Company had a cash and cash equivalents balance of $153 million, and a restricted cash balance of $4 million.

In assessing the going concern basis of preparation of the consolidated financial statements for the fiscal year ended December 29, 2024, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the timing of debt commitments within 12 months of the approval of these financial statements, and the continued availability of committed and accessible working capital to the Company.

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

Furthermore, the Company has access to an undrawn revolving credit facility of £75 million ($94 million), refer to Note 11, Debt, for additional information.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the consolidated financial statements for the fiscal year ended December 29, 2024.

Accumulated Other Comprehensive Income

The entire balance of accumulated other comprehensive income is related to the cumulative translation adjustment in each of the periods presented. The changes in the balance of accumulated other comprehensive income are attributable solely to the net change in the cumulative translation adjustment in each of the periods presented, and include the error correction described above during fiscal 2024.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Soho House & Co Inc. and its subsidiaries, as well as certain consolidated variable interest entities (“VIEs”) for which the Company is considered the primary beneficiary (see Note 3, Consolidated Variable Interest Entities, for additional information). Other parties’ interests in entities that the Company consolidates are reported as noncontrolling interests within shareholders’ (deficit) equity. Net loss and each component of other comprehensive loss are attributed to the owners of the Company and to any noncontrolling interests. All intra-company assets and liabilities, equity, income, expenses and cash flows are eliminated in full on consolidation.

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

The Company considers whether its equity method investments are impaired when events or circumstances suggest that the carrying amount may not be recoverable. An impairment charge is recognized in the consolidated statements of operations for a decline in value that is determined to be other-than-temporary. Once a determination is made that an other-than-temporary impairment exists, the investment is written down to its fair value. There were no other-than-temporary impairments recorded during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

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

Restricted Cash

Restricted cash represents cash that is not available to the Company due to restrictions related to its use. As of December 29, 2024 and December 31, 2023, the Company holds restricted cash related to its financing arrangements for the Soho Beach House in Miami.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include amounts due from customers and development partners in connection with the Company’s in-house design and other development related services whereby the Company extends credit, generally without requiring collateral, based on its evaluation of the customer’s or development partner's financial condition. Accounts receivable also include amounts due from customers, guests and members relating to services rendered. Any allowance for doubtful accounts includes management’s estimate of the amounts expected to be uncollectible on specific accounts receivable, taking into account the creditworthiness of the counterparty, the aging of the outstanding balance, and historical recoverability patterns. Allowance for doubtful accounts was $3 million as of December 29, 2024 and $2 million as of December 31, 2023.

While the Company has a concentration of credit risk in relation to certain customers, this risk is mitigated by payments on account and credit checks on customers. Typically, accounts receivable have terms ranging from 0-60 days and do not bear interest. As of December 29, 2024 and December 31, 2023, there were no customers which individually accounted for more than 10% of trade receivables; there were no customers which individually accounted for more than 10% of revenue during the fiscal years then ended.

ASC Topic 326 requires organizations to estimate expected credit losses over the life of financial assets. However, receivables between entities under common control are excluded from this requirement. Accordingly, the outstanding receivable of $28 million and $13 million as of December 29, 2024 and December 31, 2023, respectively, related to the hotel management agreements with Yucaipa and its affiliates, are excluded from the scope of ASC Topic 326. Refer to Note 19 Related party for further information.

Inventories

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

Inventories are valued at the lower of cost or net realizable value and cost is determined using a weighted-average cost method. Inventories primarily consist of finished goods for the Company's Retail operations, which are externally sourced, as well as service stock and supplies (primarily food and beverage). Finished goods totaled $31 million and $34 million as of December 29, 2024 and December 31, 2023, respectively. Service stock and supplies totaled $23 million and $24 million as of December 29, 2024 and December 31, 2023, respectively. The Company records a reserve for obsolete or unusable inventory, where applicable. The reserve was $2 million and $2 million as of December 29, 2024 and December 31, 2023, respectively. Note that the reserve of $2 million, as of December 31, 2023, excludes the $5 million reserve as a result of the Cowshed brand licensing agreement, described below, meaning the total reserve was $7 million.

In November 2023, the Company entered into a 10-year licensing agreement with a third party to manufacture and distribute the Company’s Cowshed brand, commencing January 1, 2024. This has restricted the Company’s ability to sell certain inventories it acquired prior to entering into the agreement. As such, during Fiscal 2023, the Company provided in full for the $5 million of inventory it is unable to recover as a result of entering into the agreement. This is presented within other, net in the consolidated statement of operations for Fiscal 2023.

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

Assets under construction relate mainly to the build out of future Houses, are stated at cost and depreciation begins when the asset is placed in service. For property under construction, the Company capitalizes all specifically identifiable costs related to development activities, as well as interest costs incurred while activities necessary to get the property ready for its intended use are in progress. During the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, there was no capitalized interest.

*The Company wholly owns three buildings, Soho Beach House Miami, USA; High Road House, UK; and Babington House, UK, which is a 300-year-old Grade II* listed (by the Historic Buildings and Monuments Commission England and Wales) manor house. Babington House is the only building that the Company depreciates over 100 years, because of its historical significance and status as a listed building.

Impairment of Property and Equipment and Other Long-Lived Assets

The Company reviews its property and equipment and other long-lived assets for impairment indicators at each reporting date. Impairment losses are required to be recorded for long-lived assets held and used by the Company when indicators of impairment are present and the carrying value of the assets exceeds the future undiscounted cash flows estimated to be generated by those assets. When an asset group held and used by the Company is determined to be impaired, the related carrying amount of the asset is adjusted to its estimated fair value. Recoverability of long-lived assets is measured by comparison of (i) the carrying amount of assets against (ii) the future undiscounted cash flows that the assets are expected to generate over their remaining lives. If the carrying amount of the assets is not recoverable, the amount of impairment, if any, is measured as the difference between the carrying value and the fair value of the impaired assets. If the Company determines that the remaining useful life is shorter than originally estimated, it amortizes the remaining carrying value over the new shorter useful life.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

The Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net) during the fiscal year ended December 29, 2024. During the third quarter of 2024, the Company identified a triggering impairment event due to the continued challenges in the cost of real estate and the decreased performance of various Soho Works locations in the USA. The Company performed an impairment analysis on four Soho Work sites in the United States. As a result of the third quarter 2024 analysis, a $14 million non-cash impairment charge was recorded in The Americas segment for these Soho Works sites. The high property costs associated with these locations being the primary factor of the asset impairment. The Company also identified a triggering impairment event in one of their UK restaurant sites. The non-cash impairment charge in the UK segment for the UK restaurant site was $1 million. The non-cash impairment charge is included in impairments of assets in the consolidated statement of operations for the fiscal year ended December 29, 2024.

The Company recognized $48 million of impairment losses on long-lived assets (comprised of $32 million in respect of Operating lease assets and $16 million of Property and equipment, net) during the fiscal year ended December 31, 2023. During the fiscal year ended December 31, 2023, the Company performed an impairment analysis on five Soho Works sites primarily in the United States. As a result of the fourth quarter of fiscal 2023 analysis, a $39 million non-cash impairment charge was recorded in The Americas segment for these Soho Works sites. The high property costs associated with these locations being the primary factor of the asset impairment. The non-cash impairment charge is included in impairments of assets in the consolidated statement of operations for the fiscal year ended December 31, 2013. The UK and Europe and RoW segments also recorded non-cash impairments of $4 million and $5 million, respectively.

The primary assumptions, which requires a significant level of judgement, that affects the undiscounted cash flows determination is management's estimate of future revenues, operating margins, economic conditions and changes in the operating environment. The forecasts used in the impairment assessments were developed by management based on projected revenues derived largely from forecasted member attendance. Management also makes estimates on the expected costs and the expected operating lease costs. Changes in these assumptions could have a significant impact on the recoverability of the assets and may result in additional impairment charges.

Changes in the membership, operating margins and economic growth and the contracted operating rental costs beyond what has already been assumed in the assessments could cause management to revise the forecast and assumptions. Unfavorable revisions to these assumptions or estimates could possibly result in further impairment of some or all of the assets.

No impairment losses were recorded for the fiscal year ended January 1, 2023.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

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

The Company recognized $18 million of impairment on intangible assets within loss on impairment of long-lived assets on the consolidated statement of operations for the fiscal year ended December 29, 2024. This was related to the termination of two hotel management contracts and impairment on four LINE and Saguaro hotel management contracts during the fiscal year ended December 29, 2024. No impairment losses were recorded during the fiscal years ended December 31, 2023, and January 1, 2023.

Costs incurred during the application development stage for internal-use software are capitalized. Capitalized website development costs and internal-use software costs are amortized using the straight-line amortization method over the estimated useful life of the software.

Goodwill

In January 2012, affiliates of the Yucaipa Companies, LLC acquired 58.9% of the outstanding equity interests of the entity which subsequently became Soho House Holdings Limited through a series of transactions. The acquisition was accounted for using the acquisition method of accounting, which resulted in a new basis for the assets acquired and liabilities assumed and the recognition of goodwill. In addition, the Company recognized goodwill as a result of the acquisition of a business in Mykonos, Greece during the fiscal year ended December 29, 2019, as well as the acquisition of a controlling interest in Soho House Cipura (Miami), LLC ("Cipura") and the companies that together operate existing and future "The LINE" and "Saguaro" hotels in the United States during the fiscal year ended January 2, 2022.

Goodwill is not amortized, but instead is tested for impairment annually. The Company assesses goodwill for potential impairment on the first day of the fourth fiscal quarter, or during the year if an event or other circumstances indicate that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. A reporting unit is an operating segment or one level below the operating segment level, which is referred to as a component. The Company identifies its reporting units by assessing whether components (i) have discrete financial information available; (ii) engage in business activities; and (iii) have a segment manager who regularly reviews the component’s operating results. Net assets and goodwill of acquired businesses are allocated to the reporting unit(s) associated with the acquired business based on the anticipated organizational structure of the combined entities. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment review. As of December 29, 2024 and December 31, 2023, the Company had seven reporting units with a goodwill balance.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

While the Company tests its goodwill for impairment at least annually, it will test its goodwill for impairment if an event occurs or circumstances change which are considered to be a triggering event that would more likely than not reduce a reporting unit’s fair value below its carrying amount. In Fiscal 2024, the Company performed a quantitative impairment assessment for seven reporting units; based on these assessments, the Company determined that $6 million goodwill impairment existed for two reporting units, LINE and Saguaro and Soho Roc House. For additional information about goodwill, see Note 9. In Fiscal 2023, the Company performed a qualitative goodwill assessment and concluded it was more likely than not that the fair value of the Company’s reporting units which carry goodwill exceeds their respective carrying amounts. In Fiscal 2022, the Company performed a quantitative impairment assessment for seven reporting units; based on these assessments, the Company determined that no goodwill impairment existed.

Leases

The Company has entered into lease agreements for its Houses, hotels, restaurants, spas and other properties. The Company accounts for its leases under ASC 842 Leases (Topic 842).

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

Rent expense for operating leases is recognized net of sublease income on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in other in-house operating expenses and other operating expenses in the consolidated statements of operations.

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

Debt Issuance Costs

Debt issuance costs relate to the Company’s debt instruments. These costs are reflected as a deduction from the carrying amount of the related debt instrument, with the exception of the Company’s Revolving Credit Facility, for which debt issuance costs are reflected as a current asset following repayment in full of the amount drawn under the facility during the fiscal year ended January 2, 2022. Debt issuance costs are deferred and amortized over the term of the related debt instrument using the effective interest method. As of December 29, 2024 and December 31, 2023, these costs totaled $8 million (including $1 million presented within prepaid expenses and other current assets) and $11 million (including $1 million presented within prepaid expenses and other current assets), respectively. Amortization expense associated with debt issuance costs (excluding write-offs recognized upon extinguishment of

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

debt), which is included within interest expense, net, totaled $3 million, $3 million, and $4 million for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively.

Fair Value Measurements

The Company has various financial instruments measured at fair value on a periodic basis for disclosure purposes. See Note 12, Fair Value Measurements, for further information. The Company also applies the fair value measurement framework to various nonrecurring measurements for its financial and nonfinancial assets and liabilities.

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

Memberships are offered on an annual basis for access to Houses or to Soho Works locations. Annual membership fees are paid annually, quarterly or monthly and are deferred and recognized over the term to which the payment relates. Revenue is measured based on the amount invoiced for the member’s annual membership fee. The current portion of deferred revenue relates primarily to annual membership fees. There is no non-current deferred revenue relating to annual membership fees.

One-time registration fees are non-refundable and are invoiced to the member on their acceptance of membership. Such registration fees are recognized as non-current deferred revenue upon payment, and are recognized as revenue over the estimated average membership life of 20 years. Registration fees of $2 million, $2 million, and $2 million were recognized as revenue in the fiscal years

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

ended December 29, 2024, December 31, 2023, and January 1, 2023 respectively. As of December 29, 2024 and December 31, 2023, current deferred revenue related to one-time registration fees totaled $2 million and $2 million, respectively, and non-current deferred revenue related to such fees totaled $24 million and $30 million, respectively.

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

Hotel accommodation revenue is recognized when the rooms are occupied. Revenue is measured based on the amount invoiced for the room as specified in the contract when the room booking is made. Deposits received in advance of the hotel accommodation are deferred as contract liabilities and recognized as revenue when the customer occupies the room. As of December 29, 2024 and December 31, 2023, advance deposits of $12 million and $13 million, respectively, were recorded as accrued liabilities on the consolidated balance sheets.

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

Other Revenues

Other revenues include all revenues that are not generated within our Houses. This includes revenues from Scorpios, Soho Works and our stand-alone restaurants, procurement fees from Soho House Design ("SHD"), Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses, as well as management fees from The Ned and The LINE and Saguaro hotels. For further information regarding the Company’s management agreement with The Ned, refer to Note 3, Consolidated Variable Interest Entities.

Revenue recognized from Soho House Design totaled $7 million, $10 million, and $22 million for the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively. Some of SHD’s design services are provided as part of the Company’s in-house development activities, including to certain related parties as described in Note 19, Related Party Transactions. The percentage of Soho House Design revenues relating to design contracts from unaffiliated third parties was 70%, 85% and 41% during the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 respectively.

Design contracts consist of a single performance obligation which is satisfied over time as the design and build work is completed and verified by third party contractors against specified contract milestones (output method of progress). The Company invoices for the work completed in accordance with the payment terms of the customer’s contract.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

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

Government Grants

Government grants are recognized when there is reasonable assurance that cash will be received and that conditions attached to the grant have been met. Where the grant relates to reimbursement of specific costs that have been incurred, the grant is presented as a reduction of that specific expense. During the fiscal year ended December 29, 2024, government grants totaled $3 million and were presented as a reduction of payroll expenses within In-House operating expenses ($2 million) on the consolidated statements of operations. In addition, during the fiscal year ended December 29, 2024 government grants of less than $1 million were included within In-House revenues.

Government grants totaled $5 million during the fiscal year ended December 31, 2023 and are presented as a reduction of payroll expenses within In-House operating expenses ($2 million) and other operating expenses ($1 million) on the consolidated statements of operations. In addition, during the fiscal year ended December 31, 2023 government grants of $2 million were included within In-House revenues. During the fiscal year ended January 1, 2023, government grants totaled $5 million and were presented as a reduction of payroll expenses within In-House operating expenses ($5 million), other operating expenses (less than $1 million) on the consolidated statements of operations.

Interest Expense

Interest expense is charged to the consolidated statements of operations over the term of the debt such that the amount charged is at a constant rate on the carrying amount (i.e., using the effective interest method). Interest expense includes the amortization of debt issuance costs, which are initially recognized as a reduction in the proceeds of the associated debt instrument, and interest expense on finance leases.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

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

	As of
	December 29, 2024	December 31, 2023
Great Britain pound sterling	$1.26	$1.27
Canadian dollar	0.69	0.76
Euro	1.04	1.10
Hong Kong dollar	0.13	0.13
Israeli new shekel	0.27	0.28
Danish krone	0.14	0.15
Swedish krona	0.09	0.10
Mexican peso	0.05	0.06
Qatari riyal	0.27	0.27
Thai baht	0.03	0.03
Brazilian real	0.16	0.21
Turkish lira	0.03	N/A

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

	For the Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Great Britain pound sterling	$1.28	$1.24	$1.23
Canadian dollar	0.73	0.74	0.77
Euro	1.08	1.08	1.05
Hong Kong dollar	0.13	0.13	0.13
Israeli new shekel	0.27	0.27	0.30
Danish krone	0.14	0.15	0.14
Swedish krona	0.09	0.09	0.10
Mexican peso	0.05	0.06	0.05
Qatari riyal	0.27	0.27	0.28
Thai baht	0.03	0.03	N/A
Brazilian real	0.19	0.20	N/A
Turkish lira	0.02	N/A	N/A

Foreign currency transaction gains and losses are included in other in the consolidated statements of operations. The Company recorded foreign currency transaction net loss of $23 million, net gain of $36 million, and net losses of $70 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

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

Share-Based Compensation

Share-based compensation is measured at the estimated fair value of the award on the grant date and recognized as an expense on a straight-line basis over the vesting period of the award. The Company does not reduce share-based compensation for an estimate of forfeitures and will account for forfeitures when they occur. In order to determine the grant date fair value of awards granted prior to IPO, the Company applied the Black-Scholes option-pricing valuation model. The determination of fair value of these awards is subjective and involves estimates and assumptions including expected term of the awards, volatility of the Company’s shares, expected dividend yield, and the risk-free rate. The Company uses the closing stock price on the date of grant to determine the grant date fair value for restricted stock units ("RSUs") and performance stock units ("PSUs").

Share-based compensation expense is recorded within general and administrative expense in the consolidated statements of operations. See Note 13, Share-Based Compensation, for additional information.

Limited reorganization of support and operations functions

During the fiscal year ended December 29, 2024, the Company engaged in a limited reorganization of its support and operations functions following a change in the Company’s senior leadership. This resulted in the termination of employees in our support and operations teams. The amount recognized as an expense in fiscal year ended December 29, 2024, in other expenses, net, was $7 million. This obligation has been settled as of December 29, 2024.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

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

Contingent liabilities are measured at the Company’s best estimate of the expenditure required to settle the obligation as of the end of the reporting period. If there is no best estimate, an amount is recorded for the lowest amount of the range of potential outcomes. Refer to Note 15, Commitments and Contingencies, for more information.

Recently Adopted Standards

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

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The Company adopted ASU 2020-06 during the fiscal year ended December 29, 2024 on a retrospective basis, which resulted in additional segmental disclosures. For additional information see Note 18 - Segments.

Future Accounting Standards

In May 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60), which requires a joint venture to initially measure all contributions received upon its formation at fair value. This accounting will largely be consistent with ASC 805, Business Combinations, although there are some specific exceptions. The new guidance should be applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In October 2023, the FASB issued ASU No 2023-06, “Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

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

3.
Consolidated Variable Interest Entities

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”):

Ned-Soho House, LLP

The Ned-Soho House, LLP joint venture maintains a management agreement to operate The Ned in London, which is owned by unconsolidated related parties to the Company. Management fees are recognized in other revenues in the consolidated statements of operations. The Company has a greater economic interest in Ned Soho House, LLP as compared to its related party venture partner and therefore the Company is determined to be the primary beneficiary.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

The following table summarizes the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated balance sheets. The obligations of the consolidated VIEs are non-recourse to the Company, and the assets of the VIEs can be used only to settle those obligations.

	As of
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)
Cash and cash equivalents	$2,528	$6,482
Accounts receivable	12,082	4,530
Inventories	4	15
Prepaid expenses and other current assets	5,380	3,354
Total current assets	19,994	14,381
Property and equipment, net	25,268	29,001
Operating lease assets	95,618	103,146
Other intangible assets, net	251	314
Other non-current assets	189	7,443
Total assets	141,320	154,285
Accounts payable	1,899	1,070
Accrued liabilities	7,072	4,050
Indirect and employee taxes payable	1,918	1,231
Current portion of debt, net of debt issuance costs	28,710	27,715
Current portion of operating lease liabilities - sites trading more than one year	6,689	6,250
Other current liabilities	210	6,770
Total current liabilities	46,498	47,086
Operating lease liabilities, net of current portion - sites trading more than one year	107,838	116,251
Total liabilities	154,336	163,337
Net assets (liabilities)	$(13,016)	$(9,052)

4.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through noncontrolling interests in investments with one or more partners. During Fiscal 2024 the Company received a payment of capital of $11 million from its Mimea XXI, S.L.U. joint venture which operates Soho House Barcelona (Spain). Equity method investment ownership interests in each of the periods presented in these consolidated financial statements are as follows:

	Ownership Interest (Percentage)
Equity Method Investment*	December 29, 2024	December 31, 2023	January 1, 2023
Soho House Toronto (House)**
Soho House Toronto Partnership	50	50	50
139 Ludlow Street New York (Property)
139 Ludlow Acquisition, LLC	33.3	33.3	33.3
56-60 Redchurch Street, London (Property and Hotel)**
Raycliff Red LLP	50	50	50
Raycliff Shoreditch Holdings LLP	50	50	50
Redchurch Partner Limited	50	50	50
Soho House Barcelona (Property and House)
Mimea XXI S.L.	50	50	50
Mirador Barcel S.L.	50	50	50
Little Beach House Barcelona S.L.	50	50	50
Soho Beach House Canouan (House)
Soho Beach House Canouan Limited	20	20	20

*The Company owns 50% of Store Berlin and suspended application of the equity method of accounting for Store Berlin as of January 2, 2022, due to the £1 investment balance and given SHCO is not obligated to provide for Store Berlin’s losses, has not guaranteed its obligations, nor otherwise committed to provide financial support.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

**Under applicable guidance for VIEs, the Company determined that its investments in Soho House Toronto Partnership ("Soho House Toronto") and the entities comprising 56-60 Redchurch Street, London are VIEs. Soho House Toronto owns and operates a House located in Toronto, while 56-60 Redchurch Street, London provides additional members’ accommodation capacity for Shoreditch House in London.

Toronto Joint Venture

On March 28, 2012, the Company and two unrelated investors (“Toronto Partners”) formed Soho House Toronto to establish and operate a house in Toronto, Canada. The Company is responsible for managing the development and operations of the property with key operating decisions requiring joint approval with the Toronto Partners. The Company owns a 50% interest and each of the Toronto Partners owns a 25% interest in Soho House Toronto. Each investor is entitled to a share of the profits or losses of Soho House Toronto in proportion to their respective ownership percentage. As part of the original agreement, the Toronto Partners received a put option to sell their interest in Soho House Toronto to the Company at fair value and the Company received a call option to purchase the Toronto Partners' interests at fair value. As of 2015, certain restrictions expired and the put and call options are exercisable. As of December 29, 2024, no options have been exercised.

Soho House Toronto entered into a 10-year lease agreement with a landlord to lease the Soho House Toronto property. This lease was extended for an additional 5 years in Fiscal 2022. A subsidiary of the Company provided a guarantee to the landlord for Soho House Toronto's rental liabilities.

56-60 Redchurch Street, London Joint Venture

On July 6, 2015, the Company and an unrelated investor (“Raycliff Partner”) formed Raycliff Red LLP (“Club Row Rooms”) to develop and operate a hotel at 58-60 Redchurch Street intended to provide additional members’ accommodation to the nearby Shoreditch House in London. This was later extended to include 56 Redchurch Street under the same terms. The Company is responsible for managing the operations of the property and the Raycliff Partner is responsible for managing the building. Each partner has a 50% interest in Club Row Rooms through equal ownership of B units. The Raycliff Partner owns all A units. All profits and losses from operations are shared between parties based on their respective ownership of B units. Distributions from cash flows not generated from operations are first allocated to holders of A units (for an amount of up to £500,000), with the remainder distributed to holders of B units in proportion to their holdings. Under a hotel management agreement and restaurant management agreement between the Company and Club Row Rooms, the Company also receives a 2.5% management fee in return for managing the hotel operations and a 3.5% management fee in return for managing the restaurant operations of the property. The amounts received to date under this agreement are immaterial. Club Row Rooms, which owns the rights to the property, financed the development of the property through third-party debt. The Company has entered into a security arrangement with the bank in relation to this debt (see Note 15, Commitments and Contingencies).

The Raycliff Partner holds a put option which requires the Company to purchase all the Raycliff Partner’s interest at fair value in the event the Company ceases to own a controlling interest in the nearby Shoreditch House. As of December 29, 2024, the put option has not been triggered.

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

Summarized Financial Information

The following tables present summarized financial information for all unconsolidated equity method investees. The Company’s maximum exposure to losses related to its equity method investments is limited to its ownership interests as well as certain guarantees as described in Note 15, Commitments and Contingencies.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

	For the Fiscal Year Ended (1)
(in thousands)	December 29, 2024	December 31, 2023	January 1, 2023
Revenues	$53,117	$51,826	$45,274
Operating income (loss)	18,475	9,149	7,131
Net income (loss)(2)	10,100	2,801	3,133

(1)
Excludes amounts related to Store Berlin, as the Company discontinued applying the equity method of accounting.
(2)
The net income (loss) shown above relates entirely to continuing operations.

	As of (1)
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)
Current assets	$25,428	$46,771
Non-current assets	156,648	134,264
Total assets	182,076	181,035
Current liabilities	11,114	12,018
Non-current liabilities	136,618	138,834
Total liabilities	147,732	150,852
Net assets	$34,344	$30,183

(1)
Excludes amounts related to Store Berlin, as the Company discontinued applying the equity method of accounting.
5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across the Americas, Europe, and Asia. Additionally, the Company entered into 10 equipment leases during 2024. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25 year renewal options, with rent payments on renewal based on upward changes in inflation rates. As of December 29, 2024, the Company recognized right-of-use assets and lease liabilities for 170 operating leases and 3 finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

The Company reviews long-lived assets for impairment when changes in circumstances indicate that the asset's carrying value may not be recoverable. During Fiscal 2024 and Fiscal 2023, the Company performed recoverability tests for certain asset groups using the undiscounted cash flows approach. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected revenue growth, operating margins, economic conditions and changes in the operating environment. Changes in these assumptions could have a significant impact on the recoverability of the asset and may result in additional impairment charges. The Company believes that the expected future operating results will not be sufficient for the Company to fully recover its long-lived asset investment in certain asset groups. Based on the assessments, certain stand-alone sites failed the recoverability tests resulting in an aggregate impairment loss of $14 million and $48 million comprised of $11 million and $32 million in respect of Operating lease assets and $3 million and $16 million of Property and equipment, net for the fiscal years December 29, 2024 and December 31, 2023, respectively. The $14 million and $48 million impairment is reported within loss on impairment of long-lived assets on the consolidated statement of operations for the year ended December 29, 2024 and December 31, 2023, respectively.

The maturity of the Company’s operating and finance lease liabilities as of December 29, 2024 is as follows:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
2025	$159,442	$6,067
2026	160,843	5,991
2027	153,657	5,969
2028	153,033	5,922
2029	154,262	5,922
Thereafter	1,620,300	204,827
Total undiscounted lease payments	2,401,537	234,698
Present value adjustment	(1,043,370)	(157,443)
Total net lease liabilities	$1,358,167	$77,255

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Gross straight-line rent expense recognized as part of in-House operating expenses for operating leases was $162 million, $144 million, and $133 million for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 respectively. Variable lease payments recognized as part of In-House operating expense for operating leases were $23 million, $21 million, and $20 million for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively, including non-lease components such as common area maintenance fees. Sublease income is netted against in-House operating expenses for operating leases of $7 million, $6 million and $1 million for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

For the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 the Company recognized amortization expense related to the right-of-use asset for finance leases of $2 million, $2 million, and $2 million respectively, and interest expense related to finance leases of $6 million, $7 million, and $5 million respectively. There were $2 million, $1 million and $1 million material variable lease payments for finance leases for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

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

The Company currently leases four properties from related parties as described in Note 19, Related Party Transactions. The four properties, as of December 29, 2024 and eight properties, as of December 31, 2023 have a combined right-of-use asset of $26 million and $192 million reported within “Operating lease assets” in the consolidated balance sheets as of December 29, 2024 and December 31, 2023, respectively. The related combined short term lease liability amounts to $3 million and $6 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of December 29, 2024 and December 31, 2023. The related combined long term lease liability amounts to $34 million and $225 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of December 29, 2024 and December 31, 2023, respectively. The straight-line rent recorded within “In-house operating expenses” associated with the seven leases that were related parties during the year, as December 29, 2024, and eight, as of December 31, 2023, related party leases amount to $22 million, $23 million and $17 million for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023.

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

	For the Fiscal Year Ended
(in thousands)	December 29, 2024	December 31, 2023	January 1, 2023
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(156,192)	$(137,856)	$(118,269)
Interest payments for finance leases	(5,604)	(6,444)	(5,002)
Cash flows from financing activities:
Principal payments for finance leases	$(383)	$(407)	$(528)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$75,039	$124,779	$133,743
Acquisitions of property and equipment under finance leases	179	33	12,315

The following summarizes additional information related to operating and finance leases:

	As of
	December 29, 2024	December 31, 2023
Weighted-average remaining lease term
Finance leases	41 years	42 years
Operating leases	16 years	16 years
Weighted-average discount rate
Finance leases	7.29%	7.29%
Operating leases	7.93%	7.89%

As of December 29, 2024, the Company has entered into 11 operating lease agreements that are signed but have not commenced. Of these, 8 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the Landlord. The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. SHD is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2025, 2026, 2027 and 2028. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years 2025, 2026, 2027 and 2028 will be $147 million, $251 million, $318 million and $320 million, respectively, with weighted-average expected lease terms of 20 years, 24 years, 19 years and 15 years for 2025, 2026, 2027 and 2028, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments for current leases signed but not commenced, including properties where the SHD team is acting as the construction manager:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments
2025	$1,057
2026	7,802
2027	11,836
2028	40,021
2029	48,767
Thereafter	926,489
Total undiscounted lease payments expected for leases signed but not commenced	$1,035,972

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

agreement has an original lease term of 20 years, with two 10-year renewal options. The lease payments for the original lease term and both renewal options, if exercised, are $6.4 million per year, adjusted upward for local inflation rates that will not be less than 2% increase per year.

The Company determined that the buyer/lessor did not obtain control of the property after the sale and will not obtain control throughout the construction period and subsequent leaseback period. Therefore, the transaction is accounted for as a financing obligation, and the Company will continue to recognize the building on its consolidated balance sheets. The Company also recognized a financing obligation for any funding received from the buyer/lessor along with accrued interest over the construction period. There was no current portion of the financing obligation as of December 29, 2024 and December 31, 2023. The non-current portion of the financing obligation was $77 million and $77 million as of December 29, 2024 and December 31, 2023, respectively.

Costs incurred related to the development of the property were capitalized as incurred as a component of construction in progress. At the end of September 2019, the construction was complete and the property opened for business. Upon completion of construction, the balance of construction in progress was reclassified to depreciable asset classes within property and equipment, net. After the completion of construction, the Company expenses interest using the effective interest method in the period incurred. As of December 29, 2024 and December 31, 2023, the Company has capitalized $81 million and $83 million, respectively, pertaining to the DTLA property.

The following information represents supplemental disclosure for the statement of cash flows related to the financing obligation for the DTLA property:

	For the Fiscal Year Ended
(in thousands)	December 29, 2024	December 31, 2023	January 1, 2023
Cash flows from operating activities
Interest payments for financing obligation	$(7,172)	$(7,031)	$(6,894)
Cash flows from investing activities
Capitalized interest	$—	$—	$—
Purchase of property and equipment	—	—	—
Cash flows from financing activities
Principal payments on financing obligation	$—	$—	$(1,578)

The following summarizes the Company's future undiscounted lease payments for the DTLA property:

(in thousands)	Financing Obligation
Fiscal year ended
Undiscounted lease payments
2025	$7,316
2026	7,462
2027	7,611
2028	7,763
2029	7,919
Thereafter	100,760
Total undiscounted lease payments	138,831
Present value adjustment	61,931
Total net financing obligation	$76,900

6.
Revenue Recognition

Disaggregated revenue disclosures for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 are included in Note 18, Segments.

Revenue from membership fees, legacy one-time registration fees, house introduction credits and build-out contracts are the primary arrangements for which revenue is recognized over time. Revenue from these sources combined accounted for 35%, 32%, and 30% of the Company's revenue for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending December 29, 2024.

(in thousands)	December 29, 2024	Future periods
Membership, registration fees, and House Introduction Credits	$109,271	$23,697
Total future revenues	$109,271	$23,697

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)
Contract receivables	$78,890	$58,089
Contract assets	3,257	3,778
Contract liabilities	174,697	156,252

Contract receivables consist solely of Accounts receivable, net which is comprised of amounts due from customers and partners including amounts owed from sites operated under management contracts, amounts billed under design & build-out contracts and amounts due from retail wholesale partners.

Contract assets consist of accrued unbilled income related to design & build-out contracts and are recognized in prepaid expenses and other assets on the consolidated balance sheets. Refer to Note 7, Prepaid Expenses and Other Current Assets. All contract assets recognized as of January 1, 2023 of $10 million were billed to customers and transferred to receivables as of December 31, 2023. All contract assets as of December 31, 2023 of $4 million were billed to customers and transferred to receivables as of December 29, 2024.

Contract liabilities include deferred membership revenue, hotel deposits (which are presented in accrued liabilities on the consolidated balance sheets), and gift vouchers. Significant changes in contract liabilities balances during the period are as follows:

	For the Fiscal Year Ended
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)	January 1, 2023 (As Revised)
Opening balance	$156,252	$127,692	$113,630
Revenue recognized that was included in the contract liability balance at the beginning of the period	(120,099)	(81,667)	(89,394)
Increases due to cash received during the period	138,149	109,684	104,652
Foreign currency translation	395	543	(1,196)
Closing balance	$174,697	$156,252	$127,692

The Company recognized revenue relating to transactions with related parties totaling $20 million, $17 million and $33 million recorded within “Other revenues” in the consolidated statements of operations during the during fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. The Company recognized a receivable related to these transactions with related parties amounting to $31 million and $26 million recorded within "Accounts receivable, net" in the consolidated balance sheets as of December 29, 2024 and December 31, 2023. Refer to Note 19, Related Party Transactions, for further information.

7.
Prepaid Expenses and Other Current Assets

The table below presents the components of prepaid expenses and other current assets.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

The Company recognized accrued revenue relating to transactions with related parties amounting to $1 million and $8 million recorded within "Prepaid expenses and other current assets" in the consolidated balance sheets as of December 29, 2024 and December 31, 2023. Refer to Note 19, Related Party Transactions, for further information.

	As of
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)
Amounts owed by equity method investees	$2,379	$1,323
Prepayments and accrued income	36,350	35,510
Contract assets	3,257	3,778
Inventory supplier advances	12,139	18,656
Other receivables	44,649	52,682
Total prepaid expenses and other current assets	$98,774	$111,949

Inventory supplier advances primarily relate to cash deposits paid to the Company's suppliers of furniture for its retail operation.

8.
Property and Equipment, Net

Property and equipment is comprised of the following:

	As of
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)
Land and buildings	$210,788	$210,753
Leasehold improvements	412,810	380,958
Fixtures and fittings	387,346	355,468
Office equipment and other	50,803	43,416
Construction in progress	31,276	35,810
Finance property lease	79,831	80,906
	1,172,854	1,107,311
Less: Accumulated depreciation	(558,340)	(471,875)
Less: Accumulated impairment	(16,244)	(14,048)
	$598,270	$621,388

The Company recorded depreciation expense of $77 million, $89 million, and $81 million in the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively, which is included in depreciation and amortization in the accompanying consolidated statements of operations.

Additions totaled $69 million and $68 million during the fiscal years ended December 29, 2024 and December 31, 2023, respectively, and were primarily related to leasehold improvements and fixtures and fittings for existing sites and sites under development.

The Company reviews long-lived assets for impairment when changes in circumstances indicate that the asset's carrying value may not be recoverable. During Fiscal 2024 and Fiscal 2023, the Company performed recoverability tests for certain asset groups using the undiscounted cash flows approach. Based on the assessments, certain stand-alone sites failed the recoverability tests resulting in an aggregate impairment loss of $14 million and $48 million (comprised of $11 million and $32 million in respect of Operating lease assets and $3 million and $16 million of Property and equipment, net), of which $14 million and $39 million is in respect of Soho Works North America. The $14 million and $48 million impairments are included within loss on impairment of long-lived assets on the consolidated statement of operations for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

9.
Goodwill and Intangible Assets

A summary of goodwill for each of the Company’s applicable reportable segments from January 2, 2022 to December 29, 2024 is as follows:

(in thousands)	UK	The Americas	Europe and RoW	Total
January 2, 2022	$100,665	$47,446	$66,146	$214,257
Foreign currency translation adjustment	(10,690)	—	(3,921)	(14,611)
January 1, 2023	$89,975	$47,446	$62,225	$199,646
Foreign currency translation adjustment	4,684	—	1,955	6,639
December 31, 2023	$94,659	$47,446	$64,180	$206,285
Foreign currency translation adjustment	(1,205)	—	(3,581)	(4,786)
Impairment charge	—	(2,043)	(4,161)	(6,204)
December 29, 2024	$93,454	$45,403	$56,438	$195,295

The opening goodwill balance originates from the acquisition of Soho House Holdings Limited by affiliates of the Yucaipa Companies, LLC, as described in Note 2, Summary of Significant Accounting Policies – Goodwill. During the year ended December 29, 2024, as a result of our annual impairment analysis (see Note 2), the Company determined the carrying values of two reporting units, LINE and Saguaro and Soho Roc House, were in excess of the fair values, and we recognized a non-cash impairment charge of $6 million. The impairment charge is recognized in loss on impairment of goodwill on our consolidated statement of operations within our The Americas and Europe & RoW segments. The Company estimated the fair value of the goodwill allocated to the reporting units using the income approach and the market approach. The assumptions and judgments included projected future cash flows, discount rate and capitalization rate. There were no goodwill impairment charges during the fiscal years ended December 31, 2023, and January 1, 2023.

A summary of finite-lived intangible assets as of December 29, 2024 and December 31, 2023 is as follows:

		As of
		December 29, 2024			December 31, 2023
(in thousands)	Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Brand	24	$110,854	$59,860	$50,994	$111,634	$55,140	$56,494
Membership list	20	15,870	10,438	5,432	15,905	9,666	6,239
Hotel management agreements (1)	15	-	-	-	23,600	3,974	19,626
Website, internal-use software development costs, and other	5	116,350	70,166	46,184	94,366	49,485	44,881
		$243,074	$140,464	$102,610	$245,505	$118,265	$127,240

(1) During the year ended December 29, 2024, the Company recognized an impairment losses of $18 million, which reduced the gross carrying value and accumulated amortization by $24 million and $6 million, respectively. See below for further information.

Accumulated amortization as of December 29, 2024 totaled $60 million for Brand, $10 million for Membership list, $zero million for hotel management agreement, and $70 million for Website, internal-use software development costs, and other. Accumulated amortization as of December 31, 2023 totaled $55 million for Brand, $10 million for Membership list, $4 million for hotel management agreement, and $49 million for Website, internal-use software development costs, and other.

The Company recognized $18 million of impairment losses on intangible assets related to the termination of two hotel management contracts and impairment on four LINE and Saguaro hotel management contracts during the fiscal year ended December 29, 2024. No impairment losses on finite-lived intangible assets were recorded during the fiscal years ended December 31, 2023, and January 1, 2023.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

Included within website, internal-use software development costs, and other are capitalized website development costs and internal-use software, net of accumulated amortization, which totaled $42 million and $43 million as of December 29, 2024 and December 31, 2023, respectively.

Amortization expense related to the intangible assets totaled $24 million, $22 million, and $19 million in the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. The following table represents estimated aggregate amortization expense for each of the next five fiscal years:

(in thousands)
2025	$25,076
2026	21,056
2027	13,247
2028	11,476
2029	8,008

10.
Accrued Liabilities and Other Current Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)
Accrued interest	$7,113	$1,309
Hotel deposits	12,414	12,628
Trade, capital and other accruals	78,955	72,377
Total accrued liabilities	$98,482	$86,314

11.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	December 29, 2024	December 31, 2023
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027	$644,002	$615,718
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2025 (see additional description below)	27,369	$27,715
Other loans (see additional description below)	20,115	21,433
	691,486	664,866
Less: Current portion of long-term debt	(34,618)	(29,290)
Total long-term debt, net of current portion	$656,868	$635,576

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	December 29, 2024	December 31, 2023
Term loan, interest at 6.99%, maturing June 1, 2033	$137,385	$137,099
Total property mortgage loans	$137,385	$137,099

The weighted-average interest rate on fixed rate borrowings was 8% as of December 29, 2024 and as of December 31, 2023. The were no outstanding floating rate borrowings as of December 29, 2024 or December 31, 2023.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

Debt

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility refer to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. Subsequent to December 29, 2024 (Note 21) the Agreement was amended to extend the maturity date from July 25, 2026 to December 31, 2026. All other material terms remain substantially unchanged. As of December 29, 2024, the facility remains undrawn with £75 million ($94 million) available to draw under this facility. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of $1 million, $1 million and $3 million in respect of the Revolving Credit Facility during the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively.

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures, following the extensions described below, at the earliest of: (a) September 29, 2025; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the lenders may determine in their sole discretion. The carrying amount of the term loan was £22 million ($27 million) and £22 million ($28 million) as of December 29, 2024 and December 31, 2023, respectively. The Company incurred interest expense of $2 million, $2 million and $3 million on this facility during the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months).

On March 31, 2021, Soho House Bond Limited issued pursuant to a Notes Purchase Agreement senior secured notes, which were subscribed for by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for an aggregate amount of up to $100 million which were issued for the full amount on March 9, 2022 (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $55 million, $52 million and $47 million during the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively. As of December 29, 2024, an accrual of $8 million was recognized in Non Current Liabilities on the consolidated balance sheet relating to payment-in-kind interest on the Senior Secured Notes.

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of December 29, 2024	Applicable interest rate as of December 29, 2024
Dean Street loan	Great Britain pound sterling	March 2040	$9,179	6.0%
Copenhagen loan	Danish krone	November 2033	1,928	8.0%
Copenhagen loan	Danish krone	December 2038	991	0.0%
Greek Street loan	Great Britain pound sterling	January 2028	2,229	7.5%
Compagnie de Phalsbourg credit facility	Euro	February 2025	5,397	7.0%
Greek government loan	Euro	July 2025	391	3.1%

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

Property Mortgage Loans

In March 2014, the Company completed a freehold property acquisition of the Soho Beach House Miami Property. In May 2023, the Company refinanced the existing term loan of $55 million, interest at 5.34%, and mezzanine loan of $62 million, interest at 7.25% with a new $140 million loan agreement with JP Morgan Chase Bank, National Association and Citi Real Estate Funding Inc. As a result of the 2023 debt extinguishment of the existing term loan and mezzanine loan, the Company recognized a loss on extinguishment of debt of $3 million which was reported in interest expense, net on the condensed consolidated statements of operations for the fiscal year ended December 31, 2023. The new term loan is secured with a recorded and insured first priority mortgage on Soho Beach House Miami Property as well as first priority security interests in all collateral related to the property. The new term loan matures in June 2033 and bears interest at 6.99%.

The Company incurred interest expense of $10 million, $13 million and $8 million during the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively.

Debt Issuance Costs

Property mortgage loans due after more than one year are net of unamortized debt issuance costs of $3 million and $3 million as of December 29, 2024 and December 31, 2023, respectively. Other loans are net of unamortized debt issuance costs of less than $1 million and less than $1 million as of December 29, 2024 and December 31, 2023, respectively. For the revolving credit facility as of December 29, 2024 and December 31, 2023, $1 million and $1 million of unamortized debt issuance costs have been included within prepaid expenses and other current assets on the consolidated balance sheet, following repayment in full of the outstanding balance of the facility. The Senior Secured Notes are net of unamortized debt issuance costs of $5 million and $7 million as of December 29, 2024 and December 31, 2023, respectively.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans as of December 29, 2024:

(in thousands)
2025	$34,596
2026	1,516
2027	650,201
2028	792
2029	828
Thereafter	148,311
Total future principal payments	836,244
Less: Unamortized debt issuance costs	(7,373)
Total debt	$828,871

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

As of December 29, 2024, the Company was in compliance with all financial debt covenants, current on all payments and not otherwise in default under any of the Company’s debt instruments.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

12.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 29, 2024 and December 31, 2023.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the Senior Secured Notes and the property mortgage loans as of December 29, 2024 and December 31, 2023 using a discounted cash flow analysis. The fair value of the other non-current debt is estimated as of December 29, 2024 and December 31, 2023 using a discounted cash flow analysis, except for the Dean Street Loan and the Copenhagen Loan where fair value is estimated to be equal to the current carrying value of each instrument as of December 29, 2024 based on a comparison of each instrument’s contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of December 29, 2024 and December 31, 2023.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2026 and thereafter:

(in thousands)	Carrying Value	Fair Value
December 29, 2024
Senior Secured Notes	$644,002	$596,976
Property mortgage loans	137,385	99,283
Other non-current debt	20,115	19,853
	$801,502	$716,112

(in thousands)	Carrying Value	Fair Value
December 31, 2023
Senior Secured Notes	$615,718	$597,063
Property mortgage loans	137,099	117,488
Other non-current debt	21,433	21,079
	$774,250	$735,630

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

13.
Share-Based Compensation

Equity and incentive plans

The Company operates two equity and incentive plans for the benefit of its employees and directors. In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL SARs and SHHL Growth Shares were issued to certain employees. In July 2021, the Company established its 2021 Equity and Incentive Plan (the "2021 Plan"). The 2021 Plan allows for grants of nonqualified stock options, SARs, and RSUs, or PSUs. There were 12,055,337 shares initially available for all awards under the 2021 Plan and the shares available is permitted to increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022, subject to approval by the board of directors. As of December 29, 2024, there were 2,518,685 shares available for future awards. The Company granted 904,916 new RSUs and 630,158 new PSUs respectively, under the 2021 Plan during the fiscal year ended December 29, 2024. PSUs vest upon the achievement of certain adjusted EBITDA targets, subject to continued service.

Modifications of awards made under the plans

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

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

Awards outstanding under the plans

As of December 29, 2024 and December 31, 2023, there were 1,839,379 and 2,327,384 RSUs and PSUs outstanding under the 2021 Plan, respectively. As of December 29, 2024 and December 31, 2023, there were 5,839,704 and 6,498,915 SARs outstanding under the 2020 Plan and 2021 Plan, respectively. As of December 29, 2024 and December 31, 2023, there were zero restricted stock awards outstanding under the 2020 Plan, respectively.

Share-based Compensation Expense

Share-based compensation during the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

	For the Fiscal Year Ended
(in thousands)	December 29, 2024	December 31, 2023	January 1, 2023
SARs	$2,377	$7,485	$9,425
Restricted stock awards (Growth Shares)	—	1,101	2,285
RSUs	12,288	8,446	12,595
PSUs	—	—	—
Type III modification	—	1,843	1,902
Employer-related payroll expense(1)	1,358	1,355	1,474
Total share-based compensation expense	16,023	20,230	27,681
Tax benefit for share-based compensation expense	—	—	—
Share-based compensation expense, net of tax	$16,023	$20,230	$27,681
(1)
Relates to employment related taxes, including employer national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

The weighted-average assumptions used in valuing SARs granted or modified during each period are set forth in the following table:

	For the Fiscal Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Expected average life(1)	3.21 - 4.81 years	1.70 - 5.56 years	3.92 - 6.30 years
Expected volatility(2)	76%	55% - 59%	56%
Risk-free interest rate(3)	4.17% - 4.29%	3.54% - 5.01%	3.78 - 4.25%
Expected dividend yield(4)	0.00%	0.00%	0.00%
(1)
The expected life assumption is based on the Company's expectation for the period prior to exercise.
(2)
The expected volatility assumption is developed using leverage-adjusted historical volatilities for public peer companies, reflecting the expected life of the awards.
(3)
The risk-free rate is based on the U.S. Treasury bootstrap adjusted yield curve at the valuation date, with terms matched to the expected life of the awards.
(4)
The expected dividend yield is 0.0% since the Company does not expect to pay dividends.

The weighted-average grant date fair values for SARs granted during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 were zero, $2.06 and zero, respectively.

The following table shows a summary of all SARs:

	Number of Shares	Weighted Average Exercise Price Per Share(1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	5,290,719	$7.49	5.66	—
Granted	3,113,109	5.00
Forfeited (post-IPO conversion)	(108,678)	5.73
Exercised	(802,482)	4.31
Expired	(993,753)	12.55
Outstanding as of December 31, 2023	6,498,915	$5.94	6.88	$13,853,270
Exercisable as of December 31, 2023	4,426,827	5.62	5.88	10,664,618
Vested and expected to vest as of December 31, 2023	6,498,915	$5.94	6.88	$13,853,270
Granted	—	—
Forfeited (post-IPO conversion)	(64,401)	5.00
Exercised	(594,810)	4.73
Expired	—	—
Outstanding as of December 29, 2024	5,839,704	$5.64	6.19	$13,673,022
Exercisable as of December 29, 2024	5,055,334	5.74	5.90	11,641,504
Vested and expected to vest as of December 29, 2024	5,839,704	$5.64	6.19	$13,673,022

As of December 29, 2024, total compensation expense not yet recognized related to unvested SARs issued under the 2020 Plan is approximately less than $1 million, which is expected to be recognized over a weighted average period of less than 1 year.

The following table shows a summary of all restricted stock awards (previously granted as Growth Shares) granted:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2023	130,288	$13.28
Vested and not yet released as of January 1, 2023	16,286	5.19
Outstanding as of January 1, 2023	146,574	$12.38
Granted	—	—
Vested	(130,288)	13.28
Forfeited	—	—
Nonvested as of December 31, 2023	—	$—
Vested and not yet released as of December 31, 2023	—	—
Outstanding as of December 31, 2023	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of December 29, 2024	—	$—
Vested and not yet released as of December 29, 2024	—	—
Outstanding as of December 29, 2024	—	$—

The following table shows a summary of all RSUs and PSUs granted under the 2021 Plan:

	Number of Shares	Weighted Average Grant Date Fair Value(1)
Nonvested as of January 1, 2023	2,183,173	$8.44
Vested and not yet released as of January 1, 2023	815,692	4.76
Outstanding as of January 1, 2023	2,998,865	$7.44
Granted	1,023,030	6.50
Vested	(1,437,153)	7.29
Forfeited	—	—
Nonvested as of December 31, 2023	1,769,050	$8.57
Vested and not yet released as of December 31, 2023	558,334	4.72
Outstanding as of December 31, 2023	2,327,384	$8.57
Granted	1,535,074	6.08
Vested	(1,568,868)	7.51
Forfeited	(45,877)	6.24
Nonvested as of December 29, 2024	1,689,379	$7.36
Vested and not yet released as of December 29, 2024	150,000	4.03
Outstanding as of December 29, 2024	1,839,379	$7.36
(1)
The amount of share-based compensation for the RSUs and PSUs is based on the fair value of our Class A common stock at the grant date.

As of December 29, 2024, total compensation expense not yet recognized related to unvested RSUs and PSUs under the 2021 Plan is approximately $5 million, which is expected to be recognized over a weighted average period of 1.0 years.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

14.
Loss Per Share and Shareholders’ Equity (Deficit)

The table below presents changes in the Company's common stock:

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of January 2, 2022	61,029,730	141,500,385
Shares repurchased	(8,467,120)	—
Shares issued related to share-based compensation	1,159,987	—
As of January 1, 2023	53,722,597	141,500,385
Shares repurchased	(2,000,000)	—
Shares issued related to share-based compensation	2,019,134	—
As of December 31, 2023	53,741,731	141,500,385
Shares repurchased	(3,160,175)	—
Shares issued related to share-based compensation	2,150,366	—
As of December 29, 2024	52,731,922	141,500,385

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

On February 9, 2024, the Company’s board and a relevant sub-committee authorized and approved a new stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. During fiscal year ended December 29, 2024, the Company repurchased a total 3,160,175 shares of Class A common stock for $17 million, respectively, including commissions, under the new program. The repurchased shares are held as treasury shares by the Company.

Loss Per Share

The table below illustrates the reconciliation of the loss and the number of shares used in the calculations of basic and diluted loss per share:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

	For the Fiscal Year Ended
(in thousands except share and per share amounts)	December 29, 2024	December 31, 2023 (As Revised)	January 1, 2023 (As Revised)
Net loss attributable to Soho House & Co Inc.	$(162,968)	$(130,543)	$(224,157)
Net loss attributable to Class A and Class B common stockholders	(162,968)	(130,543)	(224,157)
Weighted average shares outstanding for basic and diluted loss per share for Class A and Class B common stockholders	195,160,322	195,589,859	199,985,264
Basic and diluted loss per share	$(0.84)	$(0.67)	$(1.12)

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

In October 2019, the Raycliff Red LLP (a VIE) entered into a term loan facility agreement with a new lender, the proceeds of which were used to repay the previous bank loan. The term loan was historically used to redevelop a property into an overflow location for Shoreditch House hotel rooms and to purchase an adjoining property that was redeveloped as an overflow location for Shoreditch House hotel rooms in the United Kingdom. As of December 29, 2024, the outstanding balance of the VIE’s term loan was £21 million ($26 million). The Company has provided security in respect of the term loan by granting the lender a charge over its membership interest in the VIE. The security will remain in effect until the VIE’s term loan is repaid in full to the lender.

On December 12, 2023, an existing mortgage loan over the Soho House Barcelona property was refinanced and replaced by Mirador Barcel S.L with a €53.85 million loan from Aareal Bank AG.

Capital Commitments

As of December 29, 2024, capital expenditure commitments contracted for but not yet incurred totaled less than $1 million and were related primarily to site improvement costs for Soho House Sao Paulo. As of December 31, 2023, capital expenditure commitments contracted for but not yet incurred totaled $3 million and were related primarily to site improvement costs for Soho House Sao Paulo and Soho House Portland.

Business Interruption and Property Insurance

The Company maintains insurance policies to cover business interruption with terms that management believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions and may not be sufficient to cover all of the losses incurred.

In the fourth quarter of fiscal 2024, one of our UK properties suffered damages due to flooding which caused significant damage to certain structures and facilities within the site. The Company is still evaluating the complete scope of property damage and business

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

interruption loss. As of December 29, 2024, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $6 million, for which we have recorded a corresponding insurance receivable, included in prepaid expenses and other current assets on the consolidated balance sheets as of fiscal year ended December 29, 2024. We believe our insurance coverage should be sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles; therefore, we have not recorded any loss on the consolidated statements of operations for the fiscal years ended December 29, 2024.

As a result of the flood damage, the Company recorded business interruption insurance proceeds totaling less than $1 million related to the reimbursement of lost profits as a result of the closure. This amount is recorded as business interruption income on the In-House operating expenses in the consolidated statement of operations for the fiscal year ended December 29, 2024.

The Company did not incur any losses during the fiscal years ended December 31, 2023. In fiscal 2022, the Company was impacted by a fire at one of its North America properties, which resulted in business interruption insurance proceeds totaling less than $1 million and cash totaling less than $1 million in connection with a property damage insurance claim, which reimburses the replacement cost for repair or replacement of damaged assets.

Lease Commitments

See Note 5 - Leases for information on estimated future undiscounted lease payments for current leases signed but not commenced as of fiscal 2024.

16.
Defined Contribution Plan

The Company operates a defined contribution pension plan, an occupational plan to which an individual and their employer make contributions. The assets of the plan are held separately from those of the Company in an independently administered fund. The plan charge amounted to $17 million, $15 million, and $12 million in the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. There were no outstanding or prepaid contributions at either the beginning or end of the fiscal years presented in these consolidated financial statements.

17.
Income Taxes

Below are the components of loss before income taxes for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 under the following tax jurisdictions:

	For the Fiscal Year Ended
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)	January 1, 2023 (As Revised)
Domestic	$(35,503)	$(78,045)	$(3,191)
Foreign	(114,747)	(40,822)	(215,035)
	$(150,250)	$(118,867)	$(218,226)

The provision for income taxes is as follows:

	For the Fiscal Year Ended
(in thousands)	December 29, 2024	December 31, 2023	January 1, 2023
Current tax expense
Domestic	$13,987	$(59)	$2,240
Foreign	3,158	11,477	2,654
Total current	17,145	11,418	4,894
Deferred tax expense (benefit)
Domestic	(225)	(690)	690
Foreign	(3,602)	83	(453)
Total deferred	(3,827)	(607)	237
Total income tax expense (benefit)	$13,318	$10,811	$5,131

Effective income tax rate	(9%)	(9%)	(2%)

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

A reconciliation of the US statutory income tax rate to the consolidated effective income tax rate is as follows:

	For the Fiscal Year Ended
	December 29, 2024	December 31, 2023 (As Revised)	January 1, 2023 (As Revised)
Benefit at US statutory income tax rate	21%	21%	21%
Permanent differences	(2%)	(3%)	(2%)
Change in unrecognized tax benefits	(8%)	(22%)	0%
Movement in valuation allowances	(18%)	(5%)	(9%)
Differences in tax rates in other jurisdictions	2%	3%	(1%)
Non deductible expenses	(1%)	(3%)	0%
True up	(1%)	1%	0%
Loss of tax attributes	0%	0%	(13%)
State and local	(2%)	(1%)	0%
Other	0%	0%	2%
Effective income tax rate	(9%)	(9%)	(2%)

The effective income tax rate for the fiscal year ended December 29, 2024 differs from the US statutory rate primarily due to tax charges related to uncertain tax positions, current tax charges in certain jurisdictions where the Company's utilization of its tax attributes are limited, and current period losses in certain jurisdictions that require a valuation allowance.

The effective income tax rate for fiscal years ended December 31, 2023, and January 1, 2023 are primarily due to current period losses in certain jurisdictions that require a valuation allowance. In the UK, non-trading losses of $29 million in the fiscal year ended January 1, 2023 have been extinguished due to rules which limit existence of losses subsequent to a change of control. This has resulted in a loss of tax attributes in the period.

Deferred Income Taxes

Deferred tax assets and liabilities consist of the following:

	As of
(in thousands)	December 29, 2024	December 31, 2023
Deferred tax assets
Property and equipment, net	$36,673	$35,077
Other short term differences	29,335	31,059
Lease liability	337,562	329,162
Interest limitation carryforward	90,944	55,223
Tax losses	125,059	104,214
Total gross deferred tax assets	619,573	554,735
Valuation allowance	(235,255)	(187,743)
Total deferred tax assets	$384,318	$366,992
Deferred tax liabilities
Property and equipment, net	$(24,302)	$(29,136)
Intangible assets	(13,745)	(13,735)
Right of use asset	(342,116)	(323,744)
Other	(1,135)	(1,147)
Total gross deferred tax liabilities	(381,298)	(367,762)
Total net deferred tax asset (liabilities)	$3,020	$(770)

Total net deferred taxes are classified as follows:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

	As of
(in thousands)	December 29, 2024	December 31, 2023
Non-current deferred tax assets	$5,306	$740
Non-current deferred tax liabilities	(2,286)	(1,510)
	$3,020	$(770)

As of December 29, 2024, deferred tax assets related to tax losses were $125 million and interest limitation carryforwards were $91 million which can be used to offset future taxable income. This includes $59 million of net operating losses, or "NOLs", and $88 million of interest limitation carryforwards in the US; $28 million of tax losses and $3 million of interest carryforwards in the UK and $12 million tax losses in Hong Kong.

As of December 29, 2024, the gross NOLs and interest limitation carryforwards generated in the US of $176 million and $226 million, respectively, will not expire. US state NOL carryforwards of $275 million will expire, if not utilized, in 2026 to 2040. Deferred tax assets related to the gross tax losses and interest carryforwards in the UK of $113 million and $12 million, respectively, as well as the tax losses in Hong Kong of $75 million will not expire. Gross tax losses in other territories are $104 million, of which $6 million will expire in fiscal 2027, $11 million will expire in fiscal 2028, $12 million will expire in fiscal 2033, and the remaining losses will not expire.

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

During the fiscal year ended December 29, 2024, the valuation allowance for deferred tax assets increased by $48 million. This increase mainly related to certain US and UK attributes which are not expected to be realizable. Of the increase in valuation allowance $50 million is recognized in the consolidated statement of operations, offset by a decrease of $(2) million as a result of foreign exchange translation impact.

As of December 29, 2024, the Company had $136 million (December 31, 2023: $108 million), $59 million (December 31, 2023: $49 million), $13 million (December 31, 2023: $12 million), and $27 million (December 31, 2023: $18 million) in valuation allowances against the net US, UK, Hong Kong, and the rest of the world deferred tax assets, respectively.

A portion of the Company's US deferred tax assets relates to net operating losses, the use of which may not be available as a result of limitations under Section 382 of the US tax code. With respect to the US net operating losses, it is not practical to determine if such losses would be utilized based on Management's future projected taxable income.

As of December 29, 2024, the Company had no undistributed earnings on which to provide tax. In the event the Company's subsidiaries become profitable, distributions are likely not to accrue additional taxes due to both the US and UK dividends received exemption regimes.

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

Uncertain Tax Positions

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

The Company recognizes tax liabilities when, despite its belief that its tax return positions are supportable, management believes that certain positions may not be fully sustained upon review by tax authorities. Each period the Company assesses uncertain tax positions for recognition, measurement and effective settlement. Benefits from uncertain tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement - the more likely than not recognition threshold. Where the Company has determined that its tax return filing position does not satisfy the more-likely-than-not recognition threshold, the Company has recorded $87 million (December 31, 2023: $47 million; January 1, 2023: $16 million) of uncertain tax benefits.

The ongoing assessments of the more-likely-than-not outcomes of uncertain tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact its operating results. It is reasonably possible that the amount of uncertain tax positions could significantly change within the next 12 months. The Company has ongoing income tax audits in various jurisdictions and evaluates uncertain tax provisions that may be challenged by local tax authorities and not fully sustained. These uncertain tax positions are reviewed on an ongoing basis and adjusted in light of facts and circumstances including progression of tax audits, developments in case law and closing of statute of limitations. As of December 29, 2024, the Company is not able to estimate the range by which these potential events could impact the uncertain tax benefits recorded within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	December 29, 2024	December 31, 2023	January 1, 2023
Balance at beginning of year	$46,889	$15,841	$15,129
Additions related to the current year	19,288	11,917	5,359
Additions related to the prior years	30,600	17,899	—
Reductions related to prior year positions	(3,818)	(95)	—
Reductions due to expiry of statute of limitations	(5,126)	(176)	(3,014)
Change in tax rate	—	—	—
Foreign exchange	(765)	1,503	(1,633)
Balance at end of year	$87,068	$46,889	$15,841

Unrecognized tax benefits increased by $40 million during the fiscal year ended December 29, 2024 (fiscal year ended December 31, 2023: $31 million). During fiscal year 2024 and fiscal year 2023, the net increase of $40 million and $31 million, respectively, was primarily driven by a rebalancing of intercompany pricing throughout the Group.

During the fiscal years ended December 29, 2024, the Company recognized interest and penalties associated with its unrecognized tax benefits in its consolidated statements of operations of $4 million. This amount is not included in the table above. During December 31, 2023, and January 1, 2023, the Company did not recognize any interest and penalties associated with its unrecognized tax benefits in its consolidated statements of operations. As of December 29, 2024, if recognized, $14 million of its unrecognized tax benefits would impact the Company’s effective tax rate, the remaining balance is recognized against deferred tax assets and as a result of valuation allowances would not impact the Company's effective tax rate.

In the UK, US and Greece, the earliest tax years that remain subject to examination by the tax authorities are 2019, 2018, and 2017, respectively. To the extent US tax attributes generated in closed years are carried forward into years that are open to examination, they may be subject to adjustment in audit.

The Inflation Reduction Act (the “IRA”) was enacted in August 2022, the provisions of which include a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. The Company analyzed the impact of the IRA and the excise tax did not have a material impact on our business, financial condition, and results of operations for fiscal year ended December 29, 2024. The Company will continue to monitor this going forward.

The Organization for Economic Co-operation and Development (OECD) global tax reform initiatives introduced a global minimum tax of 15% on country-by-country profits applicable to large multinational corporations. As part of this international initiative, the UK enacted its BEPS Pillar Two Minimum Tax legislation with effect for accounting periods beginning on or after December 31, 2023.

The Company has carried out an assessment of the impacts of this legislation for Fiscal 2024 and has concluded that these new rules do not have a material impact on the Company’s effective tax rate or tax payments for this period. The Company will undertake this assessment for subsequent reporting periods to continue to monitor its compliance with the Global Anti-Base Erosion (GloBE) rules.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

18.
Segments

The Company’s core operations comprise of Houses and restaurants across a number of territories, which are managed on a geographical basis. There is a segment managing director for each of the UK, The Americas, and Europe and Rest of the World (“RoW”) who is responsible for Houses, hotels and restaurants in that region. Each operating segment manager reports directly to the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer combined. In addition to Houses and restaurants, the Company offers other products and services, such as retail, home & beauty products and services, which comprise its Retail operating segment; access to Soho Works collaboration spaces across the UK and North America, which comprise its Soho Works operating segment; and memberships for people who live in cities where physical Houses do not exist, which comprise its Cities Without Houses operating segment. The Retail, Soho Works, and Cities Without Houses operating segments also have segment managers which report directly to the CODM and are managed separately from the Houses and hotels in each region.

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

The following tables present disaggregated revenue for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

	For the Fiscal Year Ended December 29, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership Revenues	$206,340	$122,432	$53,064	$381,836	$49,884	$431,720
In-House Revenues	206,408	182,949	118,022	507,379	-	507,379
Other Revenues	75,439	70,657	60,645	206,741	111,091	317,832
Elimination of equity accounted revenue	(14,742)	(7,842)	(30,533)	(53,117)	-	(53,117)
Total consolidated segment revenue	473,445	368,196	201,198	1,042,839	160,975	1,203,814

In House Operating Expenses	(281,028)	(220,057)	(134,797)	(635,882)	(2,460)	(638,342)
Other Operating Expenses	(52,573)	(39,557)	(46,122)	(138,252)	(138,069)	(276,321)
Total segment operating expenses	(333,601)	(259,614)	(180,919)	(774,134)	(140,529)	(914,663)

Other segment items(2)	(63,238)	12,753	(18,321)	(68,806)	(32,813)	(101,619)
Share of equity method investments EBITDA	3,949	1,148	5,616	10,713	—	10,713
Reportable segments EBITDA	80,555	122,483	7,574	210,612	(12,367)	198,245
Unallocated corporate overhead						(46,235)
Consolidated Segmental EBITDA						152,010
Depreciation and amortization						(101,521)
Interest expense, net						(83,531)
Income tax expense						(13,318)
Gain (loss) on sale of property and other, net						(1,768)
Share of income of equity method investments						5,090
Foreign exchange						(22,708)
Pre-opening expenses						(15,626)
Non-cash rent(1)						(6,690)
Deferred registration fees, net						1,873
Share of equity method investments EBITDA						(10,713)
Share-based compensation expense						(16,023)
Loss on impairment of long lived assets and intangible assets(3)						(32,345)
Loss on impairment of Goodwill(4)						(6,204)
Other expenses, net(5)						(12,094)
Net loss						$(163,568)
(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.
(2)
Other segment items mainly relate to depreciation and amortization, interest expense, net and other, net.
(3)
Following the Company's impairment review, the Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $14 million is in respect of Soho Works North America and $1 million related to a UK restaurant site. Further, the Company recognized $18 million of impairment losses on intangible assets related to the termination of two hotel management contracts and impairment on four LINE and Saguaro hotel management contracts.
(4)
The Company recognized impairment losses of $6 million on goodwill related to the LINE and Saguaro and Soho Roc House reporting units
(5)
Other expenses, net include a $2 million expense related to professional service fees associated with the Company's shareholder activism response, a $2 million expense related to third party advisory expenses incurred by the Company's independent special committee in request of the evaluation of certain strategic transactions and a $7 million expense incurred with respect to a strategic reorganization program of the Company's operations and support teams.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

	For the Fiscal Year Ended December 31, 2023 (As Revised)
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership Revenues	$177,267	$104,396	$45,648	$327,311	$42,023	$369,334
In-House Revenues	203,172	182,363	122,359	507,894	-	507,894
Other Revenues	76,066	70,497	43,982	190,545	109,187	299,732
Elimination of equity accounted revenue	(15,411)	(7,686)	(28,729)	(51,826)	-	(51,826)
Total consolidated segment revenue	441,094	349,570	183,260	973,924	151,210	1,125,134

In House Operating Expenses	$(263,488)	$(196,126)	$(131,084)	$(590,698)	$(1,777)	(592,475)
Other Operating Expenses	$(56,827)	$(40,925)	$(29,262)	$(127,014)	$(129,883)	(256,897)
Total segment operating expenses	(320,315)	(237,051)	(160,346)	(717,712)	(131,660)	(849,372)

Other segment items(4)	(50,338)	4,420	(16,808)	(62,726)	(36,980)	(99,706)
Share of equity method investments EBITDA	3,036	1,239	5,044	9,319	-	9,319
Reportable segments EBITDA	73,477	118,178	11,150	202,805	(17,430)	185,375
Unallocated corporate overhead						(43,946)
Consolidated Segmental EBITDA						141,429
Depreciation and amortization						(111,281)
Interest expense, net						(84,136)
Income tax expense						(10,811)
Gain on sale of property and other, net						(1,038)
Share of loss of equity method investments						1,900
Foreign exchange						36,196
Pre-opening expenses						(18,679)
Non-cash rent (1)						(1,785)
Deferred registration fees, net						1,855
Share of equity method investments EBITDA						(9,319)
Share-based compensation expense						(20,230)
Loss on impairment(2)						(47,772)
Other expenses, net(3)						(6,007)
Net loss						$(129,678)
(1)
Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies - Basis of Presentation.
(2)
During Fiscal 2023, the Company recognized $48 million of impairment losses on long-lived assets (comprised of $32 million in respect of Operating lease assets and $16 million of Property and equipment, net), of which $39 million is in respect of Soho Works North America.
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
(4)
Other segment items mainly relate to depreciation and amortization, interest expense, net and other, net.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

	For the Fiscal Year Ended January 1, 2023 (As Revised)
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership Revenues	$139,636	$76,603	$31,485	$247,724	$35,955	$283,679
In-House Revenues	193,983	166,016	88,240	448,239	-	448,239
Other Revenues	70,689	65,010	38,408	174,107	115,252	289,359
Elimination of equity accounted revenue	(14,919)	(7,700)	(22,655)	(45,274)	-	(45,274)
Total consolidated segment revenue	389,389	299,929	135,478	824,796	151,207	976,003

In House Operating Expenses	$(243,216)	$(185,566)	$(99,160)	$(527,942)	$(2,787)	(530,729)
Other Operating Expenses	$(50,893)	$(38,233)	$(24,183)	$(113,309)	$(138,592)	(251,901)
Total segment operating expenses	(294,109)	(223,799)	(123,343)	(641,251)	(141,379)	(782,630)

Other segment items(2)	(27,531)	(15,468)	(4,631)	(47,630)	(23,563)	(71,193)
Share of equity method investments EBITDA	2,610	1,142	3,825	7,577	-	7,577
Reportable segments EBITDA	70,359	61,804	11,329	143,492	(13,735)	129,757
Unallocated corporate overhead						(43,522)
Consolidated Segmental EBITDA						86,235
Depreciation and amortization						(99,915)
Interest expense, net						(71,518)
Income tax benefit						(5,131)
Gain on sale of property and other, net						390
Share of loss of equity method investments						3,941
Foreign exchange (1)						(69,600)
Pre-opening expenses						(14,078)
Non-cash rent						(7,877)
Deferred registration fees, net						(924)
Share of equity method investments EBITDA						(7,577)
Share-based compensation expense(3)						(22,675)
Other expenses, net(3)						(14,628)
Net loss						$(223,357)

(1) Includes the effect of a prior-period error correction, as discussed in Note 2, Summary of Significant Accounting Policies – Basis of Presentation.

(2) Other segment items mainly relate to depreciation and amortization, interest expense, net and other, net.

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

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of December 29, 2024 and December 31, 2023. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM. Further, Management concluded that it was impractical to report revenues from external customers attributed to the Company's country of domicile and all material foreign countries.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

	As of
(in thousands)	December 29, 2024	December 31, 2023 (As Revised)
Long-lived assets by geography
The Americas	$868,883	$873,547
United Kingdom	548,996	556,628
Europe	294,394	317,502
Asia	35,024	47,694
Total long-lived assets	$1,747,297	$1,795,371

Following the Company's impairment review in Fiscal 2024 and Fiscal 2023, the Company recognized $14 million and $48 million of impairment losses on long-lived assets comprised of $11 million and $32 million in respect of Operating lease assets and $3 million and $16 million of Property and equipment, net.

The long-lived assets presented by geography above include $14 million and $1 million of impairment losses in The Americas and United Kingdom, respectively in Fiscal 2024 and $39 million, $4 million and $5 million of impairment losses in The Americas, United Kingdom and Asia, respectively in Fiscal 2023.

19.
Related Party Transactions

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	December 29, 2024	December 31, 2023
Soho House Toronto Partnership	$745	$608
Raycliff Red LLP	(6,957)	(5,669)
Mirador Barcel S.L.	(1,081)	(784)
Little Beach House Barcelona S.L.	(355)	(406)
Mimea XXI S.L.	961	715
Soho Beach House Canouan Limited	673	-
StoreBerlin Limited*	1,470	1,310
	$(4,544)	$(4,226)

*The Company owns 50% of Store Berlin and suspended application of the equity method of accounting for Store Berlin as of January 2, 2022, due to the £1 investment balance and given SHCO is not obligated to provide for Store Berlin’s losses, has not guaranteed its obligations, nor otherwise committed to provide financial support. Whilst StoreBerlin has suspended equity method of accounting, the entity continues to have a balance owed by the JV.

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Lease contracts with Related Parties

The Company leases Soho Works Washington, 875 Washington Street, New York, from an affiliate of Raycliff Capital, LLC which is controlled by a member of the Company's board; however, on June 20, 2024 the member stood down from the Company's board. The handover of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years until March 31, 2036, with further options to extend. The total operating lease right-of-use asset and liability associated with this property was $35 million and $54 million, respectively, as of December 31, 2023. The rent expense associated with this lease was $7 million, $6 million and $5 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

The Company is party to a property lease arrangement with The Yucaipa Companies, LLC for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 15 years until March 31, 2030. The operating right-of-use asset and liability

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

associated with this lease are $6 million and $8 million as of December 29, 2024, respectively, and $13 million and $21 million as of December 31, 2023, respectively. Rent expense associated with this lease totaled $2 million, $2 million and $2 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019, for 137 Ludlow Street, New York with 137 Ludlow Gardens LLC, an affiliate of The Yucaipa Companies, LLC. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $15 million, respectively, as of December 29, 2024 and $8 million and $15 million, respectively, as of December 31, 2023. The rent expense associated with this lease was $1 million, $1 million and $1 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

The Company leases the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of The Yucaipa Companies, LLC until August 2024 when ownership was transferred to a third party. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The operating lease right-of-use asset and liability associated with this lease were $64 million and $68 million, respectively, as of December 31, 2023. The receivable recognized by Soho House was $1 million for fiscal year ended December 31, 2023. The rent expense associated with this lease $6 million, $6 million and $5 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC which is controlled by a member of the Company's board; however, on June 20, 2024 the member stood down from the Company's board. This lease commenced on June 1, 2021. This lease runs for a term of 19 years until December 15, 2039. The operating lease right-of-use asset and liability associated with this lease was $22 million and $22 million, respectively, as of December 31, 2023. The rent expense associated with this lease $3 million, $3 million and $3 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of The Yucaipa Companies, LLC, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. On October 21, 2024, the Le Vallauris (California, US) lease contract was modified to defer the rent until Soho House Palm Springs' opening date. This modification was a result of rent negotiation efforts between two parties to reflect the commercial relationship between the restaurant and House location. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $4 million and $4 million, respectively, as of December 29, 2024 and $6 million and $7 million, respectively as of December 31, 2023. The rent expense associated with this lease $1 million, $1 million and $1 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

The Company leases a property located at 900 Campagna Lane, Kenwood, California from Kenwood Ranch, LLC, an affiliate of The Yucaipa Companies, LLC. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. As of fiscal year ended December 29, 2024, the receivable balance was fully settled. As of December 31, 2023, the Company held a receivable of less than $1 million .

The Company leases a property located at 27984 Highway 189, Lake Arrowhead, California from RLAHI, LLC, an affiliate of The Yucaipa Companies, LLC. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has led to a receivable balance of less than $1 million and less than $1 million for fiscal years ended December 29, 2024 and December 31, 2023.

The Company leases a property from GHPSI, LLC, an affiliate of The Yucaipa Companies, LLC, in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. This lease commenced on September 15, 2022. On October 21, 2024, the Willows Historic Palm Springs Inn (California, US) lease contract was modified to defer the rent until Soho House Palm Springs' opening date. This modification was a result of rent negotiation efforts between two parties to reflect the commercial relationship between the inn and House location. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $8 million, respectively, as of December 29, 2024 and $14 million and $14 million, respectively, as of December 31, 2023. The receivable due to Soho House associated with this lease was less than $1 million and $1 million in fiscal years ended December 29, 2024, and December 31, 2023. The rent expense associated with this lease was $2 million, $2 million and less than $1 million during the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

The Company leases the Soho House Stockholm property located at Majorsgatan 5, Stockholm, Sweden from Majorsbolaget AB, an affiliate of The Yucaipa Companies, LLC, until October 2023 when ownership was transferred to a third party. This lease commenced on December 8, 2022. This lease runs for a term of 15 years. The operating lease right-of-use asset and liability associated with this lease were $29 million and $30 million, respectively, as of December 31, 2023. The receivable associated with this lease was $3 million during the fiscal year ended December 31, 2023. The rent expense associated with this lease was $3 million and less than $1 million during the fiscal years ended December 31, 2023 and January 1, 2023.

Hotel Management agreements with Related Parties

The Company recognized management fees, development fees and cost reimbursements from Ned-Soho House, LLP, a joint venture between the Company and an affiliate of The Yucaipa Companies, LLC, related to the operations of the Ned London. The Company recognized a receivable of $10 million and $3 million reported within "Accounts receivable, net" in the consolidated balance sheet for fiscal years ended December 29, 2024 and December 31, 2023, respectively. The Company also recorded a payable of $3 million and $2 million reported within "Accounts payable net" in the consolidated balance sheet as of December 29, 2024 and December 31, 2023, respectively. The accrued revenue balance for Ned-Soho House LLP associated with the fees was $1 million and $7 million recorded within "Prepaid expenses and other current assets" in the consolidated balance sheet as of December 29, 2024 and December 31, 2023. Ned-Soho House, LLP also recognized a receivable relating to retail related revenue from Soho House brands for $2 million and $2 million reported within "Accounts receivable, net" in the consolidated balance sheet as of December 29, 2024 and December 31, 2023 and a payable for less than $1 million and less than $1 million reported within "Accounts payable net" in the consolidated balance sheet as of December 29, 2024 and December 31, 2023. The revenue recognized from the management fees, development fees and cost reimbursements was $5 million, $4 million and $4 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively and they are reported within "Other Revenues" in the consolidated statement of operations. The revenue recognized from the retail related services was less than $1 million, less than $1 million and less than $1 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively and they are reported within "Other Revenues" in the consolidated statement of operations.

The Company recognized management fee income from the Ned NY 28th, LLC, an affiliate of The Yucaipa Companies, LLC, related to the operations of The Ned New York, which opened in June 2022, leading to a receivable of totaling $6 million and $4 million reported within "Accounts receivable, net" in the consolidated balance sheet as of December 29, 2024 and December 31, 2023, respectively. The fees totaled $2 million, $2 million and $1 million during the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively and they are reported within "Other Revenues" in the consolidated statement of operations. The Ned New York also recognized a receivable, reported within "Accounts receivable, net" in the consolidated balance sheet, relating to Retail related revenue from Soho House brands for less than $1 million and less than $1 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively. The revenue recognized from the retail related services was less than $1 million, less than $1 million and less than $1 million during the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively and reported within "Other Revenues" in the consolidated statement of operations.

The Company recognized management fees and cost reimbursements from Oryx Corniche Developments QPSC, an affiliate of The Yucaipa Companies, LLC, until April 2024 when ownership was transferred to a third party, related to the operations of The Ned Doha, which opened in November 2022. The recognition of fees and cost reimbursement lead to a receivable balance totaling $2 million reported within "Accounts receivable, net" in the consolidated balance sheet for December 31, 2023 and a payable balance of less than $1 million reported within "Accounts payable net" in the consolidated balance sheet as of December 31, 2023. The Ned Doha had an accrued revenue balance of $1 million recorded within "Prepaid expenses and other current assets" in the consolidated balance sheet as of December 31, 2023. The fees totaled $2 million, $1 million and less than $1 million during the fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023, respectively and they are reported within "Other Revenues" in the consolidated statement of operations.

The Company recognized management fees under our hotel management contract for the operation of The LINE and Saguaro hotels from LA Wilshire Hotel LLC, Adams Morgan Hotel Owner LLC, Downtown Austin Lakeside Hotel LLC and Palm Canyon Hotel LLC as the owners of the LINE and Saguaro hotels, which are affiliates of The Yucaipa Companies, LLC. These fees lead to a receivable of $12 million and $6 million reported within "Accounts receivable, net" in the consolidated balance sheet as of December 29, 2024 and December 31, 2023. The fees, recorded under Other Revenue, amounted to $11 million, $8 million and $8 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

The Company recognized management fees under our studio, hotel and restaurant management contract for the operation of Redchurch Street studio space, hotel and Cecconi's from an affiliate of Raycliff Capital, LLC which is controlled by a member of the Company's board; however, on June 20, 2024 the member stood down from the Company's board. The fees led to a receivable of $6 million reported within "Accounts receivable, net" in the consolidated balance sheet as of December 31, 2023. The costs invoiced to The Company lead to a payable of $4 million reported within "Accounts payable net" in the consolidated balance sheet as of

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

December 31, 2023. The Company also recognized accrued income of less than $1 million recorded within "Prepaid expenses and other current assets" in the consolidated balance sheet as of December 31, 2023. The fees totaled less than $1 million, less than $1 million and less than $1 million during the fiscal years ending December 29, 2024, December 31, 2023 and January 1, 2023, respectively and they are reported within "Other Revenues" in the consolidated statement of operations.

Design Service Management Agreements with Related Parties

Fees from the provision of Soho House Design services to affiliates, Oryx Corniche Developments QPSC, an affiliate of The Yucaipa Companies, LLC, until April 2024 when ownership was transferred to a third party, and GH123GREENWICH LLC, have led to a receivable totaling less than $1 million and less than $1 million reported within "Accounts receivable, net" in the consolidated balance sheet as of December 29, 2024 and December 31, 2023, respectively. The fees received from affiliates totaled $1 million, $1 million and $15 million during the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively, and they are reported within "Other Revenues" in the consolidated statement of operations. Costs incurred on behalf of GH123Greenwich LLC, GH 1170 Broadway, LLC and 730 15th Street Club LLC in connection to the provision of Soho House Design services led to a receivable for less than $1 million and $1 million which is reported within "Accounts receivable, net" as of December 29, 2024 and December 31, 2023, respectively. The Soho House Design services led to a payable of less than $1 million and less than $1 million as of December 29, 2024 and December 31, 2023 which is reported within "Accounts payable net" in the consolidated balance sheet. The fees recognized relating to Soho House Design services on behalf of affiliates totaled less than $1 million, less than $1 million and $4 million for fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively, and they are reported within "Other Revenues" in the consolidated statement of operations.

Other transactions with Related Parties

In September 2023, the Company repurchased 2,000,000 shares of its Class A common stock from its Founder and director Nick Jones in a privately negotiated transaction for $12 million. These shares are held by the Company as Treasury shares.

The Company reported a combined total amount related to the transactions listed above of $33 million and $34 million in current assets as of December 29, 2024 and December 31, 2023 in the consolidated balance sheet. The Company reported a combined related party receivable of $31 million and $26 million as of December 29, 2024 and December 31, 2023, respectively, reported within “Accounts receivable, net”. Further, included within “Accounts receivable, net” are non-secured and non-interest bearing advances in the amount of $5 million held with The LINE and Saguaro hotel entities. The outstanding related party receivable and advances amounts are expected to be repaid in full and settled in cash. Of the outstanding accounts receivable balances, $9 million is expected to be assumed by the new LINE LA JV vehicle, as described in Note 21 Subsequent events. The Company reported a combined related party accrued revenue of $1 million and $8 million as of December 29, 2024 and December 31, 2023, respectively, reported within “Prepaid expenses and other current assets.” The Company reported a combined right-of-use asset of $26 million and $192 million as of December 29, 2024 and December 31, 2023, respectively, reported within “Operating lease assets” in the consolidated balance sheet.

Included in current liabilities in the consolidated balance sheet are amounts due to related parties listed above of $1 million and $5 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of December 29, 2024 and December 31, 2023, respectively. The related combined long term lease liability amounts to $34 million and $225 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of December 29, 2024 and December 31, 2023, respectively. Further, the Company recognized a payable, recorded within “Accounts payable”, of $3 million and $6 million as of December 29, 2024 and December 31, 2023, respectively, related to transactions listed above.

The Company reported in the consolidated statement of operations a combined amount of revenue generated from related party transactions listed above of $20 million, $17 million and $33 million during fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively, and reported in "Other revenue". The straight-line rent recorded within “In-house operating expenses” associated with the related party leases listed above amounts to $22 million, $23 million and $17 million for the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively.

The Company is party to various transactions with affiliates of The Yucaipa Companies, LLC, as identified above. The Yucaipa Companies, LLC, through its participation in the Voting Group, has significant influence over us, including control over decisions that require the approval of stockholders. The Voting Group constitutes our Founder and director Nick Jones, Richard Caring a director, and certain affiliates of The Yucaipa Companies, LLC and its Founder and our executive chairman and a director, Ron Burkle, together with their respective family members and certain affiliates.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

20.
Revision of Prior Period Financial Statements

As described in Note 2, Summary of Significant Accounting Policies, during the third quarter in the fiscal year ended December 29, 2024, in connection with a planned ERP systems upgrade, the Company performed a number of initiatives including continuing to work with external consultants to review and strengthen its internal controls and processes, including reconciliations and completing the implementation of a new ERP system for its retail business in August 2024. Through the performance of these activities, management identified misstatements in its previously issued financial statements and confirmed the financial statement impact of previously identified uncorrected immaterial misstatements. The Company determined that correction of these adjustments as out of period corrections would be material in aggregate to the third quarter of fiscal 2024, however, the impacts of these misstatements were not material to the financial statements for all prior periods identified. As a result, the Company has revised its Fiscal 2023 and Fiscal 2022 consolidated financial statements to adjust for the impact of these misstatements.

The Company classified the majority of the misstatements into the following major categories:

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

On the statement of operations, this misstatement resulted in an understatement of net loss of $5 million in Fiscal 2022 $7 million in Fiscal 2023. On the balance sheet, this misstatement impacted accounts receivables, accrued liabilities, indirect and employee taxes payable and other current liabilities, resulting in an overstatement of net assets of $6 million as at Fiscal 2022, $12 million as at Fiscal 2023. This included a net decrease in Cash and cash equivalents of $1 million as at Fiscal 2022, $3 million as at Fiscal 2023, related to unrecorded credit card fees and identified errors in transactions recorded in the cash control account for which cash was not received. On the statement of cash flows, the misstatement resulted in an overstatement of net cash provided by operating activities of $3 million in Fiscal 2022 and Fiscal 2023.

2.
Soho Home sale transactions – the Company implemented a new ERP system for the retail business in August 2024. As part of the cut-over process into the new system, transactions were identified that had not been loaded from the commercial third party external system into the Company’s previous ERP system. On the statement of operations, this misstatement resulted in an understatement of Other revenues and Other operating expenses of $3 million and $1 million in Fiscal 2022, respectively; and $1 million and less than $1 million in Fiscal 2023, respectively, so an understatement of net income of $2 million in Fiscal 2022; and less than $1 million in Fiscal 2023. On the balance sheet, this misstatement impacted inventories and deferred income financial statement line items which resulted in an understatement of net assets of $2 million as at Fiscal 2022 and $2 million as at Fiscal 2023. There was no impact on the statement of cash flows presented in the fiscal periods impacted by these errors.
3.
Soho Works embedded lease accounting – the Company had not correctly identified a large Soho Works office contract as an embedded lease and failed to split the payments received under this contract as Membership revenues and as a credit to Other operating expenses (rent expense). This misstatement resulted in an overstatement of Membership revenues and Other operating expenses of $5 million in Fiscal 2023 which offset one another to have a net nil impact on net income, and a net nil impact on net assets and cash flows. There was no impact on the balance sheet and statement of cash flows presented in the fiscal periods impacted by these errors.
4.
Revenue recognition of exclusivity and incentive fee – the Company incorrectly recognized revenue in connection with two contracts in the Asian region at a point in time through Other revenues rather than over time through the identified performance obligation period. On the statement of operations, this misstatement resulted in an overstatement of Other revenues of $6 million in Fiscal 2023. On the balance sheet, this misstatement resulted in an understatement of deferred revenues of $6 million as at Fiscal 2023. There was no impact on the statement of cash flows presented in the fiscal period impacted by these errors.

The identified misstatements resulted in adjustments to various financial statement line items in the balance sheets, the statements of operations and the statements of cash flows across the periods presented in the tables below as follows:

•
an immaterial overstatement of Total revenues, Other operating expenses, Depreciation and amortization, Income tax expense, Cash and cash equivalents, Inventories, Prepaid expenses and other current assets, Property and equipment, net, Equity method investments; and

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

•
an immaterial understatement of In-House operating expenses, Pre-opening expenses, Accounts receivable, net, Operating lease assets, Accrued liabilities, Current portion of deferred revenue, Indirect and employee taxes payable and Other current liabilities.

Additionally, Management revised comparative period information presented on certain financial statement notes such as Note 8, Property and Equipment, Net and Note 4, Equity Method Investments to reflect identified disclosures adjustments.

The Company assessed the materiality of the errors, both individually and in aggregate, including as out of period corrections in the third quarter of fiscal 2024 as well as corrections to impacted prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The Company evaluated the materiality of the errors on the Fiscal 2023 and Fiscal 2022 consolidated financial statements and determined that they did not result in a material misstatement to the financial condition, results of operations, change of trend, or liquidity for any of these periods previously presented. However, the Company determined that the effect of recording the misstatements during the 13-week and 39-week periods ended as of September 29, 2024, would be material to the consolidated financial statements for the 52-week period ended December 29, 2024. As a result, the Company revised its previously issued consolidated financial statements.

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

The Company believes the misstatements identified are related to manual processes and the existing material weaknesses in our control over financial reporting as described elsewhere in this Annual Report on Form 10-K. The Company has devoted, and will continue to devote, significant time and resources to complete its remediation of the material weaknesses. The following components of the ongoing remediation plan, among others, are:

•
Further enhancing our staff's skill-level and number of accounting staff within the finance department, especially in the Americas;
•
Implementing a new ERP system that supports the transition away from manual processes and legacy systems;
•
Investing in and improving other finance and controls related technology; and
•
Continuing to engage with external consultants to support the review and assist in strengthening the Company’s internal controls and processes.

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

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

Consolidated Balance Sheets

	December 31, 2023			January 1, 2023
(in thousands, except for par value and share data)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Assets
Current assets
Cash and cash equivalents	$161,656	$(2,501)	$159,155	$182,115	$(1,435)	$180,680
Restricted cash	1,951	-	1,951	7,928	-	7,928
Accounts receivable, net	58,158	(69)	58,089	42,215	171	42,386
Inventories	60,768	(3,172)	57,596	57,848	(1,418)	56,430
Prepaid expenses and other current assets	112,512	(563)	111,949	91,101	104	91,205
Total current assets	395,045	(6,305)	388,740	381,207	(2,578)	378,629
Property and equipment, net	627,035	(5,647)	621,388	647,001	(1,342)	645,659
Operating lease assets	1,150,165	2,123	1,152,288	1,085,579	-	1,085,579
Goodwill	206,285	-	206,285	199,646	-	199,646
Other intangible assets, net	127,240	-	127,240	125,968	-	125,968
Equity method investments	21,695	-	21,695	21,629	-	21,629
Deferred tax assets	740	-	740	295	-	295
Other non-current assets	9,597	(114)	9,483	6,571	(113)	6,458
Total non-current assets	2,142,757	(3,638)	2,139,119	2,086,689	(1,455)	2,085,234
Total assets	$2,537,802	$(9,943)	$2,527,859	$2,467,896	$(4,033)	$2,463,863
Liabilities, Redeemable Shares and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable	$70,316	$-	$70,316	$80,741	$-	$80,741
Accrued liabilities	84,815	1,499	86,314	84,112	1,603	85,715
Current portion of deferred revenue	117,129	(3,374)	113,755	91,611	(3,283)	88,328
Indirect and employee taxes payable	38,169	1,990	40,159	38,088	1,155	39,243
Current portion of debt, net of debt issuance costs	29,290	-	29,290	1,005	-	1,005
Current portion of related party loans	-	-	-	24,612	-	24,612
Current portion of operating lease liabilities - sites trading less than one year	1,721	-	1,721	4,176	-	4,176
Current portion of operating lease liabilities - sites trading more than one year	49,436	-	49,436	35,436	-	35,436
Other current liabilities	33,633	2,198	35,831	36,019	(1)	36,018
Total current liabilities	424,509	2,313	426,822	395,800	(526)	395,274
Debt, net of current portion and debt issuance costs	635,576	-	635,576	579,904	-	579,904
Property mortgage loans, net of debt issuance costs	137,099	-	137,099	116,187	-	116,187
Operating lease liabilities, net of current portion - sites trading less than one year	68,762	-	68,762	227,158	-	227,158
Operating lease liabilities, net of current portion - sites trading more than one year	1,234,140	-	1,234,140	982,306	-	982,306
Finance lease liabilities, net of current portion	78,481	-	78,481	76,638	-	76,638
Financing obligation, net of current portion	76,624	-	76,624	76,239	-	76,239
Deferred revenue, net of current portion	25,787	4,270	30,057	27,118	-	27,118
Deferred tax liabilities	1,510	-	1,510	1,666	-	1,666
Other non-current liabilities	5,941	-	5,941	256	-	256
Total non-current liabilities	2,263,920	4,270	2,268,190	2,087,472	-	2,087,472
Total liabilities	2,688,429	6,583	2,695,012	2,483,272	(526)	2,482,746
Commitments and contingencies
Shareholders’ deficit
Class A common stock	2,057	-	2,057	2,037	-	2,037
Additional paid-in capital	1,231,941	-	1,231,941	1,213,086	-	1,213,086
Accumulated deficit	(1,360,365)	(16,167)	(1,376,532)	(1,242,412)	(3,577)	(1,245,989)
Accumulated other comprehensive loss	30,000	(359)	29,641	54,853	70	54,923
Treasury stock	(62,000)	-	(62,000)	(50,000)	-	(50,000)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(158,367)	(16,526)	(174,893)	(22,436)	(3,507)	(25,943)
Noncontrolling interest	7,740	-	7,740	7,060	-	7,060
Total shareholders’ deficit	(150,627)	(16,526)	(167,153)	(15,376)	(3,507)	(18,883)
Total liabilities and shareholders’ deficit	$2,537,802	$(9,943)	$2,527,859	$2,467,896	$(4,033)	$2,463,863

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

Consolidated Statements of Operations

	For the fiscal year ended December 31, 2023			For the fiscal year ended January 1, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenues
Membership revenues	$361,487	$(4,882)	$356,605	$272,809	$-	$272,809
In-House revenues	482,066	89	482,155	426,602	607	427,209
Other revenues	292,326	(5,952)	286,374	272,803	3,182	275,985
Total revenues	1,135,879	(10,745)	1,125,134	972,214	3,789	976,003

Operating expenses
In-House operating expenses	(589,357)	(3,118)	(592,475)	(524,929)	(5,800)	(530,729)
Other operating expenses	(258,483)	1,586	(256,897)	(250,336)	(1,565)	(251,901)
General and administrative	(143,583)	-	(143,583)	(123,435)	-	(123,435)
Pre-opening expenses	(18,604)	(75)	(18,679)	(14,081)	3	(14,078)
Depreciation and amortization	(111,403)	122	(111,281)	(99,930)	15	(99,915)
Share-based compensation	(20,230)	-	(20,230)	(27,681)	-	(27,681)
Foreign exchange (loss) gain, net	36,196	-	36,196	(69,600)	-	(69,600)
Loss on impairment of long-lived assets	(47,455)	(317)	(47,772)	-	-	-
Other, net	(5,963)	(43)	(6,006)	(9,703)	-	(9,703)
Total operating expenses	(1,158,882)	(1,845)	(1,160,727)	(1,119,695)	(7,347)	(1,127,042)
Operating income (loss)	(23,003)	(12,590)	(35,593)	(147,481)	(3,558)	(151,039)
Other (expense) income
Interest expense, net	(84,136)	-	(84,136)	(71,499)	(19)	(71,518)
Gain (loss) on sale of property and other, net	(1,038)	-	(1,038)	390	-	390
Share of profit (loss) of equity method investments	1,900	-	1,900	3,941	-	3,941
Total other expense, net	(83,274)	-	(83,274)	(67,168)	(19)	(67,187)
Loss before income taxes	(106,277)	(12,590)	(118,867)	(214,649)	(3,577)	(218,226)
Income tax (expense) benefit	(10,811)	-	(10,811)	(5,131)	-	(5,131)
Net loss	(117,088)	(12,590)	(129,678)	(219,780)	(3,577)	(223,357)
Net loss (income) attributable to noncontrolling interest	(865)	-	(865)	(800)	-	(800)
Net loss attributable to Soho House & Co Inc.	$(117,953)	$(12,590)	$(130,543)	$(220,580)	$(3,577)	$(224,157)
Net loss per share attributable to Class A and B common stock shareholders
Basic and diluted	$(0.60)	$(0.07)	$(0.67)	$(1.10)	$(0.02)	$(1.12)
Weighted average shares outstanding
Basic and diluted	195,590	-	195,590	199,985	-	199,985

Consolidated Statements of Comprehensive Loss

	For the fiscal year ended December 31, 2023			For the fiscal year ended January 1, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
(in thousands)
Net loss	$(117,088)	$(12,590)	$(129,678)	$(219,780)	$(3,577)	$(223,357)

Other comprehensive loss
Foreign currency translation adjustment	(24,648)	(429)	(25,077)	47,480	70	47,550
Comprehensive loss	(141,736)	(13,019)	(154,755)	(172,300)	(3,507)	(175,807)

Loss attributable to noncontrolling interest	(865)	-	(865)	(800)	-	(800)
Foreign currency translation adjustment attributable to noncontrolling interest	(205)	-	(205)	476	-	476

Total comprehensive loss attributable to Soho House & Co Inc.	$(142,806)	$(13,019)	$(155,825)	$(172,624)	$(3,507)	$(176,131)

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

Consolidated Statements of Shareholders' (Deficit) Equity

	As Previously Reported					Adjustment					As Revised
(in thousands except for share data)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit Attributable to Soho House & Co Inc.	Noncontrolling Interest	Total Shareholders' (Deficit) Equity
As of January 2, 2022	$(1,021,832)	$6,897	$176,134	$6,058	$182,192	$-	$-	$-	$-	$-	$(1,021,832)	$6,897	$176,134	$6,058	$182,192
Net loss	(220,580)	-	(220,580)	800	(219,780)	(3,577)	-	(3,577)	-	(3,577)	(224,157)	-	(224,157)	800	(223,357)
Distributions to noncontrolling interest	-	-	-	(1,206)	(1,206)	-	-	-	-	-	-	-	-	(1,206)	(1,206)
Purchase of noncontrolling interests in connection with the Soho Restaurants Acquisition	-	-	(1,884)	1,884	-	-	-	-	-	-	-	-	(1,884)	1,884	-
Shares repurchased	-	-	(50,000)	-	(50,000)	-	-	-	-	-	-	-	(50,000)	-	(50,000)
Share-based compensation, net of tax	-	-	26,207	-	26,207	-	-	-	-	-	-	-	26,207	-	26,207
Additional IPO costs	-	-	(269)	-	(269)	-	-	-	-	-	-	-	(269)	-	(269)
Net change in cumulative translation adjustment	-	47,956	47,956	(476)	47,480	-	70	70	-	70	-	48,026	48,026	(476)	47,550
As of January 1, 2023	$(1,242,412)	$54,853	$(22,436)	$7,060	$(15,376)	$(3,577)	$70	$(3,507)	$-	$(3,507)	$(1,245,989)	$54,923	$(25,943)	$7,060	$(18,883)
Net loss	(117,953)	-	(117,953)	865	(117,088)	(12,590)	-	(12,590)	-	(12,590)	(130,543)	-	(130,543)	865	(129,678)
Distributions to noncontrolling interest	-	-	-	(390)	(390)	-	-	-	-	-	-	-	-	(390)	(390)
Shares repurchased	-	-	(12,000)	-	(12,000)	-	-	-	-	-	-	-	(12,000)	-	(12,000)
Non-cash share-based compensation	-	-	18,875	-	18,875	-	-	-	-	-	-	-	18,875	-	18,875
Net change in cumulative translation adjustment	-	(24,853)	(24,853)	205	(24,648)	-	(429)	(429)	-	(429)	-	(25,282)	(25,282)	205	(25,077)
As of December 31, 2023	$(1,360,365)	$30,000	$(158,367)	$7,740	$(150,627)	$(16,167)	$(359)	$(16,526)	$-	$(16,526)	$(1,376,532)	$29,641	$(174,893)	$7,740	$(167,153)

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

Consolidated Statements of Cash Flows

	For the fiscal year ended December 31, 2023			For the fiscal year ended January 1, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net loss	$(117,088)	$(12,590)	$(129,678)	$(219,780)	$(3,577)	$(223,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	111,403	(122)	111,281	99,930	(15)	99,915
Non-cash share-based compensation, net of tax	18,875	-	18,875	26,207	-	26,207
Deferred tax expense (benefit)	(607)	-	(607)	237	-	237
(Gain) loss on disposal of property and other, net	1,038	-	1,038	(390)	-	(390)
Impairment relating to long-lived assets	47,455	317	47,772	-	-	-
Provision for write-down of inventories	6,827	-	6,827	-	-	-
Share of (profit) loss of equity method investments	(1,900)	-	(1,900)	(3,941)	-	(3,941)
Amortization of debt issuance costs	2,808	-	2,808	4,315	-	4,315
Loss on debt extinguishment	3,278	-	3,278	-	-	-
PIK interest	39,300	-	39,300	36,254	-	36,254
Distributions from equity method investees	368	-	368	3,281	-	3,281
Foreign exchange loss (gain), net	(36,196)	-	(36,196)	69,600	-	69,600
Changes in assets and liabilities:
Accounts receivable	(14,228)	421	(13,807)	(24,109)	(171)	(24,280)
Inventories	(9,747)	4,282	(5,465)	(31,029)	1,418	(29,611)
Operating leases, net	(2,194)	279	(1,915)	25,190	-	25,190
Other operating assets	(17,952)	958	(16,994)	(38,667)	(104)	(38,771)
Deferred revenue	13,845	2,587	16,432	20,131	(2,852)	17,279
Accounts payable and accrued and other liabilities	4,527	1,044	5,571	47,453	2,482	49,935
Net cash provided by operating activities	49,812	(2,824)	46,988	14,682	(2,819)	11,863
Cash flows from investing activities
Purchase of property and equipment	(67,763)	1,822	(65,941)	(73,729)	1,384	(72,345)
Proceeds from sale of assets	1,368	-	1,368	926	-	926
Purchase of intangible assets	(17,966)	28	(17,938)	(21,672)	-	(21,672)
Property and casualty insurance proceeds received	148	-	148	338	-	338
Net cash used in investing activities	(84,213)	1,850	(82,363)	(94,137)	1,384	(92,753)
Cash flows from financing activities
Repayment of borrowings	(117,790)	-	(117,790)	(736)	-	(736)
Issuance of related party loans	-	-	-	3,217	-	3,217
Payment for debt extinguishment costs	(1,686)	-	(1,686)	-	-	-
Proceeds from borrowings	140,000	-	140,000	105,795	-	105,795
Payments for debt issuance costs	(2,822)	-	(2,822)	(1,860)	-	(1,860)
Principal payments on finance leases	(407)	-	(407)	(528)	-	(528)
Principal payments on financing obligation	-	-	-	(1,578)	-	(1,578)
Distributions to noncontrolling interest	(390)	-	(390)	(1,206)	-	(1,206)
Purchase of treasury stock	(12,000)	-	(12,000)	(50,000)	-	(50,000)
Proceeds from initial public offering, net of offering costs	-	-	-	(269)	-	(269)
Net cash (used in) provided by financing activities	4,905	-	4,905	52,835	-	52,835
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,060	(92)	2,968	(3,999)	-	(3,999)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(26,436)	(1,066)	(27,502)	(30,619)	(1,435)	(32,054)
Cash, cash equivalents, and restricted cash
Beginning of period	190,043	(1,435)	188,608	220,662	-	220,662
End of period	$163,607	$(2,501)	$161,106	$190,043	$(1,435)	$188,608

21. Subsequent Events

Share issuances and grants of share awards

Between January and March 2025, the Company issued a total of 264,579 shares of Class A common stock as a result of RSU awards vesting and SAR exercises. In January 2025, the Company granted 127,575 RSU awards.

COVID Insurance Recovery

On February 19, 2025, the Company received $23 million (£18 million) of insurance proceeds, net of fees, related to business interruption during the COVID-19 pandemic.

Soho House & Co Inc.

Notes to Consolidated Financial Statements

December 29, 2024, December 31, 2023 and January 1, 2023

Amendment Letter Agreement to the Existing Revolving Credit Facility

On February 21, 2025, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into an Amendment Letter Agreement that amends the existing £75 million senior revolving facility agreement among HSBC UK Bank PLC and SHG Acquisition (UK) Limited and Soho House U.S. Corp., two of the Company’s wholly-owned indirect subsidiaries, as borrowers.

The Amendment Letter Agreement amends the Revolving Credit Facility to extend the termination date from July 25, 2026, as previously amended, to December 31, 2026. All other material terms remain substantially unchanged.

Compagnie de Phalsbourg credit facility

On February 4, 2025, the Company repaid the outstanding balance of $5 million on the Compagnie de Phalsbourg credit facility.

LINE LA

On March 22, 2025, the Company signed a term sheet to form a Joint Venture ("JV") with Corten Real Estate Management LLC (“Corten”) to recapitalize and operate The LINE LA property (the "LINE LA Transaction"). The JV will be equally owned (50% each) by MCGA Hotels, LLC, a subsidiary of SHCO, and Corten. SHCO will contribute $14 million, comprising $10 million to partially repay Corten’s loan and $4 million for working capital. As of December 29, 2024, the Company holds an outstanding receivable of $9 million related to services provided under the LINE LA hotel management agreement. This receivable is expected to be assumed by the new LINE LA JV vehicle.

Pursuant to the terms of the LINE LA Transaction, SHCO and Corten (or their respective creditworthy affiliates) will each provide customary guarantees for bad boy acts covering certain Environmental Indemnity, Recourse Obligations, and Carry Costs (ongoing operational expenses), with each party individually responsible for 50% of these obligations. The total combined guarantee exposure is capped at the outstanding $54.0 million senior loan balance owed to Axos Bank.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2024 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework.

Evaluation of Disclosure Controls and Procedures

Management have concluded that as of December 29, 2024 our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in Note 20, Revision of Prior Period Financial Statements, included in this Annual Report on Form 10-K, Management identified misstatements in its previously issued consolidated financial statements as of and for the 52-week period ended December 31, 2023 (“Fiscal 2023”) and January 1, 2023 (“Fiscal 2022”). The Company assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The Company determined the impacts of these misstatements were not material to the financial statements for all prior periods identified above. For comparative purposes, the Company has made corrections to the consolidated financial statements and applicable notes for the prior periods presented in this Form 10-K. Further, the Company included details of the corrections on all impacted prior periods (as listed above) and financial statement line items in Note 20, Revision of Prior Period Financial Statements, in this Annual Report on Form 10-K.

Based on that evaluation, management believes that our internal control over financial reporting was ineffective as of December 29, 2024 because of the existing two material weaknesses identified in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements; and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls, were either not designed and in place, or not operating effectively. These material weaknesses resulted in adjustments and disclosure corrections to our financial statements during the course of the audit and included provisions for income taxes, inventory, impairment of goodwill and long-lived assets, related party transactions, preparation of the consolidation, preparation and presentation of the cash flow statement, fixed assets and lease accounting and balance sheet reclassifications, some of which resulted in revisions to prior periods.

As an ‘emerging growth company’ we avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b)

Actions to address the material weaknesses in our internal control over financial reporting undertaken in fiscal 2024 are detailed below.

Remediation Status of our Material Weaknesses

During fiscal 2024, the Company has continued with its formal plan to remediate the identified material weaknesses, and continues to monitor progress within its internal control working group, comprised of senior representatives from the Company’s finance and IT teams and a third-party internal audit services provider. The Company also formally updates its Audit Committee on a quarterly basis with progress against the plan.

During fiscal 2024, the Company has continued its program of internal control testing, supported by internal and external testing teams. Where controls were found not to be designed, implemented or operating effectively, the Company has implemented formal remediation plans and a program to subsequently re-test to validate effectiveness. Where manual controls are deemed inadequate, for example because of the volume of transactions, technological solutions are being developed and implemented as part of the remediation plan. Other remediation measures include enhancing the Company’s internal accounting policy and procedure written guidance for finance function employees, Group led reviews of critical accounting estimates and judgments made in the Company’s segments, hiring additional employees with significant GAAP knowledge and experience, hiring dedicated internal controls employees, communicating roles and responsibilities to all personnel involved with or having an impact on the financial reporting function, providing the necessary training to personnel and building internal control knowledge and enhancing the Company's existing financial and operational systems.

As part of its internal control program, the Company’s IT team continues to focus on the implementation of new enterprise systems (Oracle) to support control remediation. The Company’s IT team has continued with its remediation plans for user access and segregation of duties in the Company's teams.

The Company continues to design and implement company wide accounting policies, application guidance and procedures, and will continue this in fiscal 2025. Whilst progress has been made since fiscal 2022 with respect to remediation of the identified material weaknesses, a number of key internal control remediations remain ongoing during fiscal 2025 and will require full re-testing to validate their effectiveness and support full remediation of our identified material weaknesses. Management is committed to implementing measures to help ensure the control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Changes in Internal Control over Financial Reporting

Other than the changes the Company has made to its internal control over financial reporting as a direct result of the implementation of the remediation plan described above, there were no other material changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company is still finalizing the remediation of certain controls deemed to be ineffective and therefore there are likely to be further changes to the control environment as we continue to make progress in addressing material weaknesses and other deficiencies identified.

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

Item 9B. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended December 29, 2024. Any Rule 10b5-1 trading arrangements entered into will be in accordance with our Insider Trading Policy and any actual sale transactions made pursuant to such trading arrangements would be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 (including information required by Item 408(b) of Regulation S-K) is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 29, 2024. We expect that such information will be located in the “Corporate Governance” section of the Company’s definitive proxy statement.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 29, 2024. We expect that such information will be located in the “Executive and Director Compensation” section of the Company’s definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 29, 2024. We expect that such information will be located in the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s definitive proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 29, 2024. We expect that such information will be located in the “Certain Relationships and Related Person Transactions” section of the Company’s definitive proxy statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 29, 2024. We expect that such information will be located in the section of the Company’s definitive proxy statement regarding ratification of the appointment of the independent registered public accounting firm for the fiscal year ended January 4, 2026.

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

10.1+	Employment Agreement of Nick Jones (incorporated by reference to Exhibit 10.2 to the Company’s form 10Q filed with the SEC on May 13, 2023).
10.2+	Employment Agreement of Andrew Carnie (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 6, 2021).
10.3	Employment Agreement of Thomas Allen, dated September 29, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on March 18, 2024).
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

10.12

Amendment Letter Agreement dated as of February 21, 2025 among Soho House Bond Limited, the subsidiary obligors party thereto and Global Loan Agency Services Limited, acting on behalf of the Lenders under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2025).

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

10.17

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
10.19

Amendment Letter Agreement dated as of February 21, 2025 among Soho House Bond Limited, the subsidiary obligors party thereto and Global Loan Agency Services Limited, acting on behalf of the Lenders under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2025).

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

Soho House & Co Inc.

Date: March 31, 2025	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: March 31, 2025	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Andrew Carnie and Thomas Allen, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to file with the Securities and Exchange Commission this Annual Report on Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
Chief Executive Officer
/s/ Andrew Carnie	(Principal Executive Officer)	March 31, 2025
Andrew Carnie
Chief Financial Officer
/s/ Thomas Allen	(Principal Financial and Accounting Officer)	March 31, 2025
Thomas Allen

/s/ Ronald Burkle	Executive Chairman and Director	March 31, 2025
Ronald Burkle

/s/ Nick Jones	Founder and Director	March 31, 2025
Nick Jones

/s/ Richard Caring	Director	March 31, 2025
Richard Caring

/s/ Eric Deardorff	Director	March 31, 2025
Eric Deardorff

/s/ Alice Delahunt	Director	March 31, 2025
Alice Delahunt

/s/ Mark Ein	Director	March 31, 2025
Mark Ein

/s/ Joe Hage	Director	March 31, 2025
Joe Hage

/s/ Yusef D. Jackson	Director	March 31, 2025
Yusef D. Jackson

/s/ Andrew Sasson	Director	March 31, 2025
Andrew Sasson

/s/ Ben Schwerin	Director	March 31, 2025
Ben Schwerin

/s/ Her Excellency Sheikha Al Mayassa Bint Hamad Al-Thani	Director	March 31, 2025
Her Excellency Sheikha Al Mayassa Bint Hamad Al-Thani

/s/ Dasha Zhukova	Director	March 31, 2025
Dasha Zhukova