Form 10-Q
period 2025-03-30
Soho House & Co Inc.
filed 2025-05-09
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

As of May 8, 2025, the registrant had 194,521,071 shares outstanding, comprised of 53,020,686 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in the section entitled “Risk Factors” in our Annual Report on Form 10-K as of and for the fiscal year ended December 29, 2024. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of March 30, 2025 (Unaudited) and December 29, 2024

	As of
(in thousands, except for par value and share data)	March 30, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$150,081	$152,716
Restricted cash	4,573	3,602
Accounts receivable, net	82,501	78,890
Inventories	55,005	54,419
Prepaid expenses and other current assets	110,967	98,774
Total current assets	403,127	388,401
Property and equipment, net	604,388	598,270
Operating lease assets	1,144,842	1,135,810
Goodwill	200,291	195,295
Other intangible assets, net	104,904	102,610
Equity method investments	12,622	13,217
Deferred tax assets	5,525	5,306
Other non-current assets	4,679	4,603
Total non-current assets	2,077,251	2,055,111
Total assets	$2,480,378	$2,443,512
Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$81,557	$75,987
Accrued liabilities	102,219	98,482
Current portion of deferred revenue	134,929	134,360
Indirect and employee taxes payable	30,937	33,889
Current portion of debt, net of debt issuance costs	29,657	34,618
Current portion of operating lease liabilities - sites trading less than one year	1,308	371
Current portion of operating lease liabilities - sites trading more than one year	58,988	57,078
Other current liabilities	45,873	39,377
Total current liabilities	485,468	474,162
Debt, net of current portion and debt issuance costs	675,421	656,868
Property mortgage loans, net of debt issuance costs	137,686	137,385
Operating lease liabilities, net of current portion - sites trading less than one year	64,225	90,081
Operating lease liabilities, net of current portion - sites trading more than one year	1,244,283	1,210,637
Finance lease liabilities	79,435	77,255
Financing obligation	76,964	76,900
Deferred revenue, net of current portion	26,506	23,697
Deferred tax liabilities	2,229	2,286
Other non-current liabilities	25,448	23,699
Total non-current liabilities	2,332,197	2,298,808
Total liabilities	2,817,665	2,772,970
Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of March 30, 2025 (Unaudited) and December 29, 2024

	As of
(in thousands, except for par value and share data)	March 30, 2025	December 29, 2024
Shareholders’ deficit
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,623,796 shares issued and 52,996,501 outstanding as of March 30, 2025 and 66,359,217 shares issued and 52,731,922 outstanding as of December 29, 2024; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of March 30, 2025 and December 29, 2024	$2,082	$2,079
Additional paid-in capital	1,248,848	1,246,584
Accumulated deficit	(1,531,332)	(1,539,500)
Accumulated other comprehensive income	19,742	35,174
Treasury stock, at cost; 13,627,295 shares as of March 30, 2025 and December 29, 2024	(79,396)	(79,396)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(340,056)	(335,059)
Non-controlling interest	2,769	5,601
Total shareholders’ deficit	(337,287)	(329,458)
Total liabilities and shareholders’ deficit	$2,480,378	$2,443,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 weeks ended March 30, 2025 and March 31, 2024

	For the 13 Weeks Ended
(in thousands except for per share data)	March 30, 2025	March 31, 2024
Revenues
Membership revenues	$112,911	$98,949
In-House revenues	112,419	110,270
Other revenues	57,534	52,725
Total revenues	282,864	261,944
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $13,984 and $14,971 for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively)	(164,446)	(151,471)
Other operating expenses (exclusive of depreciation and amortization of $5,465 and $6,493 for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively)	(57,978)	(52,425)
General and administrative expenses (exclusive of depreciation and amortization of $4,565 and $4,030 for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively)	(36,448)	(34,372)
Pre-opening expenses	(2,035)	(5,746)
Depreciation and amortization	(24,014)	(25,494)
Share-based compensation	(2,360)	(8,039)
Foreign exchange gain (loss), net	21,521	(5,481)
Loss on impairment of long-lived assets	(2,102)	—
Business interruption proceeds, net	22,899	—
Other, net	(3,007)	(3,243)
Total operating expenses	(247,970)	(286,271)
Operating income (loss)	34,894	(24,327)
Other (expense) income
Interest expense, net	(21,375)	(21,199)
Gain (loss) on sale of property and other, net	2	65
Share of income (loss) of equity method investments	734	377
Total other expense, net	(20,639)	(20,757)
Income (loss) before income taxes	14,255	(45,084)
Income tax (expense) benefit	(6,742)	3,226
Net income (loss)	7,513	(41,858)
Net loss attributable to non-controlling interests	655	299
Net income (loss) attributable to Soho House & Co Inc.	$8,168	$(41,559)
Net income (loss) per share attributable to Class A and Class B common stock
Basic	$0.04	$(0.21)
Diluted	0.04	(0.21)
Weighted-average shares outstanding:
Basic	194,464	195,711
Diluted	196,670	195,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Comprehensive Income / (Loss) (Unaudited)

For the 13 weeks ended March 30, 2025 and March 31, 2024

	For the 13 Weeks Ended
(in thousands)	March 30, 2025	March 31, 2024
Net income (loss)	$7,513	$(41,858)
Other comprehensive income (loss)
Foreign currency translation adjustment	(15,251)	4,378
Comprehensive income (loss)	(7,738)	(37,480)
Net loss attributable to non-controlling interest	655	299
Foreign currency translation adjustment attributable to non-controlling interest	(181)	57
Total comprehensive income (loss) attributable to Soho House & Co Inc.	$(7,264)	$(37,124)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks ended March 31, 2024

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Non-controlling Interest	Total Shareholders’ Deficit
As of December 31, 2023	$2,057	$1,231,941	$(1,376,532)	$29,641	$(62,000)	$(174,893)	$7,740	$(167,153)
Net income (loss)	—	—	(41,559)	—	—	(41,559)	(299)	(41,858)
Non-cash share-based compensation (Note 11)	11	7,325	—	—	—	7,336	—	7,336
Net change in cumulative translation adjustment	—	—	—	4,435	—	4,435	(57)	4,378
As of March 31, 2024	$2,068	$1,239,266	$(1,418,091)	$34,076	$(62,000)	$(204,681)	$7,384	$(197,297)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks ended March 30, 2025

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Non-controlling Interest	Total Shareholders’ Deficit

As of December 29, 2024	$2,079	$1,246,584	$(1,539,500)	$35,174	$(79,396)	$(335,059)	$5,601	$(329,458)
Net income (loss)	—	—	8,168	—	—	8,168	(655)	7,513
Distributions to non-controlling interest	—	—	—	—	—	—	(2,358)	(2,358)
Non-cash share-based compensation (Note 11)	3	2,264	—	—	—	2,267	—	2,267
Net change in cumulative translation adjustment	—	—	—	(15,432)	—	(15,432)	181	(15,251)
As of March 30, 2025	$2,082	$1,248,848	$(1,531,332)	$19,742	$(79,396)	$(340,056)	$2,769	$(337,287)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 13 weeks ended March 30, 2025 and March 31, 2024

	For the 13 Weeks Ended
(in thousands)	March 30, 2025	March 31, 2024
Cash flows from operating activities
Net income (loss)	$7,513	$(41,858)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	24,014	25,494
Non-cash share-based compensation (Note 11)	2,267	7,336
Deferred tax expense (benefit)	(183)	(2,948)
(Gain) loss on sale of property and other, net	(2)	(65)
Share of (income) loss of equity method investments	(734)	(377)
Amortization of debt issuance costs	695	703
Loss on impairment of long-lived assets and intangible assets	2,102	—
PIK interest	10,240	9,614
Distributions from equity method investees	129	—
Foreign exchange (gain) loss, net	(21,521)	5,481
Changes in assets and liabilities:
Accounts receivable	(1,952)	(1,156)
Inventories	747	(1,803)
Operating leases, net	(152)	2,040
Other operating assets	(9,466)	(26,423)
Deferred revenue	(3,468)	(6,941)
Accounts payable and accrued and other liabilities	12,591	37,092
Net cash provided by operating activities	22,820	6,189
Cash flows from investing activities
Purchase of property and equipment	(15,295)	(19,706)
Purchase of intangible assets	(4,660)	(4,580)
Property and casualty insurance proceeds received	1,650	—
Net cash used in investing activities	(18,305)	(24,286)
Cash flows from financing activities
Repayment of borrowings (Note 9)	(5,994)	(312)
Principal payments on finance leases	(101)	(67)
Distributions to non-controlling interest	(2,358)	—
Net cash (used in) provided by financing activities	(8,453)	(379)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2,274	(629)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(1,664)	(19,105)
Cash, cash equivalents and restricted cash
Beginning of period	156,318	161,106
End of period	$154,654	$142,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 13 weeks ended March 30, 2025 and March 31, 2024

	For the 13 Weeks Ended
(in thousands)	March 30, 2025	March 31, 2024
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$150,081	$139,765
Restricted cash	4,573	2,236
Cash, cash equivalents and restricted cash as of March 30, 2025 and March 31, 2024	$154,654	$142,001
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$9,184	$10,235
Cash paid for income taxes	55	1,360
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	1,967	19,450
Acquisitions of property and equipment under finance leases	—	198
Prepaid capital expenditures	6,338	—
Accrued capital expenditures	12,439	7,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, included in the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 29, 2024.

Management believes that the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the interim information included herein. The results of operations for the 13-week periods ended March 30, 2025 and March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Revision of Prior Period Financial Statements in Fiscal 2024

As previously disclosed in Note 2 to our consolidated financial statements included in the Company's Annual Report on Form 10-K, on November 6, 2024, the Company announced that it is replacing legacy systems with a new modernized finance Enterprise Resource Planning (“ERP”) system to support its long-term success, controls, and strategic growth initiatives. In preparation for the systems upgrade, the Company has undertaken a number of initiatives including continuing to work with external consultants to support the review and assist in strengthening its internal controls and processes including reconciliations and completing the implementation of a new ERP system for its retail business in August 2024. Further, the Company is focused on continuing to bolster its Transformation and Finance teams including by hiring a Chief Transformation Officer (November 2024) to lead the ERP system implementation and hiring a number of personnel with a higher level of knowledge and experience with the application of US GAAP, internal audit and SOX compliance.

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

Such historical adjustments described above were corrected and prior periods revised in our Annual Report on Form 10-K. Refer to Note 20, Revision of Prior Period Financial Statements, for additional information on the misstatements identified and quantification of the impact of

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024 correcting the misstatements. These prior period adjustments identified therein have been reflected in the comparative periods in these unaudited condensed consolidated financial statements.

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

We have experienced net losses and significant cash outflows over the past years as we develop our Houses. During the 13 weeks ended March 30, 2025, however, the Company reported a consolidated net income of $8 million. During the 13 weeks ended March 30, 2025, the Company had net cash provided by operations of $23 million. As of March 30, 2025, the Company had an accumulated deficit balance of $1,531 million, cash and cash equivalents of $150 million, and a restricted cash balance of $5 million.

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks ended March 30, 2025, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, and the timing of debt commitments within 12 months of the approval of these financial statements, and the continued availability of committed and accessible working capital to the Company.

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
•
the continued high level of membership retention and renewals, together with members continuing their current spending patterns; and
•
the implementation, and timely deployment, of cost containment and reduction measures that are aligned with the anticipated levels of capacity.

Furthermore, the Company has access to an undrawn revolving credit facility of £75 million ($97 million), refer to Note 9, Debt, for additional information.

This, together with the Company's wider sufficient financial resources, an established business model, access to capital and the measures that have been put in place to control costs, mean that we believe that the Company is able to continue in operational existence, meet its liabilities as they fall due, operate within its existing facilities and meet all of its covenant requirements for a period of at least 12 months from the date these financial statements are issued.

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks ended March 30, 2025.

Comprehensive Income / (Loss)

The entire balance of accumulated other comprehensive income / loss, net of income taxes, is related to the cumulative translation adjustment in each of the periods presented. The changes in the balance of accumulated other comprehensive income / loss, net of income tax, are attributable solely to the net change in the cumulative translation adjustment in each of the periods presented.

Impairment of Other Long-Lived Assets

The primary assumptions, which require significant levels of judgment, that affect the undiscounted cash flows determination are management's estimate of future revenues, operating margins, economic conditions and changes in the operating environment. The forecasts used in the impairment assessments was developed by management based on projected revenues derived largely from forecasted member attendance. Management also makes estimates of the expected costs and the expected operating lease costs. Changes in these assumptions could have a significant impact on the recoverability of the assets and may result in additional impairment charges.

Changes in the membership, operating margins and economic growth and the contracted operating rental costs beyond what has already been assumed in the assessments could cause management to revise the forecast and assumptions. Unfavorable revisions to these assumptions or estimates could possibly result in further impairment of some or all of the assets.

The Company recognized $2 million of impairment losses on long-lived assets, comprised of $2 million in respect of Operating lease assets during the 13 weeks ended March 30, 2025. In the 13 weeks ended March 30, 2025, the Company identified a triggering impairment event in their legacy Chicken Shop Soho Restaurant sites in the UK and performed an impairment analysis on these sites. The Company has been working on

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024 re-assigning or terminating these leases as the sites are no longer operational. However, the Company has been unable to do so to-date which is the primary reason for the asset impairment. As a result of this analysis, a $2 million non-cash impairment charge was recorded for these UK Soho Restaurant sites.

No impairment losses were recorded for the 13 weeks ended March 31, 2024.

Business Interruption and Other Insurance Claims

The Company maintains insurance policies to cover business interruption and property damage with terms that it believes to be adequate and appropriate. When the Company receives proceeds from the insurance claim in connection with property damage, which reimburses the replacement cost for repair or replacement of damaged assets, the proceeds are recognized as a reduction against the value of the assets written off. Business interruption proceeds which reimburse the time-element of actual costs and lost profits following damage to property are recognized as non-operating income (Other, net) or operating income to the extent attributable to a specific site. Business interruption proceeds related to the cost to expedite repairs, retention pay to workers temporarily displaced, and additional expenses to stay in business following damage to property are recognized as a reduction of the related expense line item. If there are any outstanding receivables in respect of insurance recoveries, they are recognized only when the Company deems collection to be virtually certain.

Recently Adopted Accounting Standards

In May 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60), which requires a joint venture to initially measure all contributions received upon its formation at fair value. This accounting will largely be consistent with ASC 805, Business Combinations, although there are some specific exceptions. The new guidance should be applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The Company adopted ASU 2023-05 prospectively. The adoption of ASU 2023-05 did not have a material effect on the Company's unaudited condensed consolidated financial statements and related disclosures as no joint ventures were formed during the 13 weeks ended March 30, 2025.

Future Accounting Standards

In October 2023, the FASB issued ASU No 2023-06, Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses its emerging growth company status. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No 2024-01, Compensation - Stock Compensation (Topic 718): Scope application for profits interest and similar awards ("ASU 2024-01"). This update adds an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses its emerging growth company status. Early adoption is permitted. ASU 2024-01 should be applied retrospectively to all prior periods presented in the financial statements or prospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses emerging growth company status. ASU 2024-02 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures as amended by ASU No 2025-01, issued in January 2025 that clarified the effective date ("ASU 2024-03"). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

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

Soho Works Limited
The Soho Works Limited (“SWL”) joint venture develops and operates Soho-branded, membership-based co-working spaces, with four sites currently in operation in the UK. The joint venture agreement relates to the UK only. The joint venture was formed on September 29, 2017, when the Company granted two unrelated individuals an option to subscribe for 30% of the issued shares of SWL. The option has not yet been exercised and, consequently, the Company has a 100% economic interest in SWL. Upon exercise of the option, the Company would have a 70% economic interest in SWL. The options carry voting rights such that the Company and other joint venture partners each hold 50% of the voting rights in respect of shareholder resolutions and certain reserved matters as defined in the joint venture agreement. The Company is determined to be the primary beneficiary because it has the power to direct all significant activities of the joint venture.

The following table summarizes the carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the consolidated balance sheets. The obligations of the consolidated VIEs are non-recourse to the Company, and the assets of the VIEs can be used only to settle those obligations.

	As of
(in thousands)	March 30, 2025	December 29, 2024
Cash and cash equivalents	$6,978	$2,528
Accounts receivable	9,300	12,082
Inventories	8	4
Prepaid expenses and other current assets	4,845	5,380
Total current assets	21,131	19,994
Property and equipment, net	25,696	25,268
Operating lease assets	97,164	95,618
Other intangible assets, net	243	251
Other non-current assets	194	189
Total assets	144,428	141,320
Accounts payable	3,464	1,899
Accrued liabilities	9,239	7,072
Indirect and employee taxes payable	650	1,918
Current portion of debt, net of debt issuance costs	28,179	28,710
Current portion of operating lease liabilities - sites trading more than one year	6,685	6,689
Other current liabilities	225	210
Total current liabilities	48,442	46,498
Operating lease liabilities, net of current portion - sites trading more than one year	109,564	107,838
Total liabilities	158,006	154,336
Net assets (liabilities)	$(13,578)	$(13,016)

4.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through non-controlling interests in investments with one or more partners. There have been no changes in the Company’s equity method investment ownership interests in existing entities and no new equity method investments since December 29, 2024.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

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

	For the 13 Weeks Ended
(in thousands)	March 30, 2025	March 31, 2024
Revenues	$12,433	$11,963
Operating income (loss)	3,737	2,715
Net income (loss)(1)	$2,760	$653

(1)
The net income (loss) shown above relates entirely to continuing operations.
5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across The Americas, Europe, and Asia, which includes 48 equipment leases. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has 3 material finance leases with 25 years renewal options, with rent payments on renewal based on upward changes in inflation rates. As of March 30, 2025, the Company recognized right-of-use assets and lease liabilities for 172 operating leases and 3 material finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

In the 13 weeks ended March 30, 2025, the Company identified a triggering impairment event in their legacy Chicken Shop Soho Restaurant sites in the UK and performed an impairment analysis on these sites. The Company has been working on re-assigning or terminating these leases as the sites are no longer operational. However, the Company has been unable to do so to date which is the primary reason for the asset impairment. As a result of this analysis, a $2 million non-cash impairment charge was recorded for the Operating lease assets related to UK Soho Restaurant sites. No impairment loss was recorded for the 13 weeks ended March 31, 2024.

The maturity of the Company’s operating and finance lease liabilities as of March 30, 2025 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2025	$122,878	$4,700
2026	163,372	6,167
2027	156,162	6,144
2028	155,659	6,098
2029	156,925	6,098
Thereafter	1,648,721	210,887
Total undiscounted lease payments	2,403,717	240,094
Present value adjustment	(1,034,913)	(160,659)
Total net lease liabilities	$1,368,804	$79,435

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Straight-line rent expense recognized as part of In-House operating expenses for operating leases was $40 million and $38 million for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively. Sublease income is netted against in-House operating expenses for operating leases of $2 million and $2 million for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively.

For the 13 weeks ended March 30, 2025 and March 31, 2024, the Company recognized amortization expense related to the right-of-use asset for finance leases of less than $1 million and less than $1 million, respectively, and interest expense related to finance leases of $1 million and $1 million, respectively. The Company recognized $1 million and less than $1 million of variable lease payments for finance leases for the 13 weeks ended March 30, 2025 and March 31, 2024.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

New Houses typically have a maturity profile that commences sometime after the lease commencement date used in the determination of the lease accounting in accordance with Topic 842. The unaudited condensed consolidated balance sheets set out the operating lease liabilities split between sites trading less than one year and sites trading more than one year. “Sites trading less than one year” and “sites trading more than one year” reference sites that have been open (as measured from the date the site first accepted a paying guest) for a period less than one year from the balance sheet date and those that have been open for a period longer than one year from the balance sheet date.

The Company currently leases four properties from related parties as described in Note 16, Related Party Transactions. The four properties have a combined right-of-use asset of $26 million and $26 million reported within “Operating lease assets” in the unaudited condensed consolidated balance sheets as of March 30, 2025 and December 29, 2024, respectively. The related combined short term lease liability amounts to $1 million and $3 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of March 30, 2025 and December 29, 2024. The related combined long term lease liability amounts to $34 million and $34 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of March 30, 2025 and December 29, 2024, respectively. The straight-line rent recorded within “In-house operating expenses” associated with the four, as March 30, 2025, and seven leases that were related parties as of March 31, 2024, amounted to $1 million and $7 million for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively.

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 13 Weeks Ended
(in thousands)	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(40,799)	$(37,428)
Interest payments for finance leases	$(1,409)	$(1,420)
Cash flows from financing activities:
Principal payments for finance leases	$(101)	$(67)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$1,967	$19,450
Acquisitions of property and equipment under finance leases	$-	$198

The following summarizes additional information related to operating and finance leases:

	As of
	March 30, 2025	March 31, 2024
Weighted-average remaining lease term
Finance leases	41 years	42 years
Operating leases	15 years	16 years
Weighted-average discount rate
Finance leases	7.30%	7.29%
Operating leases	7.93%	7.89%

As of March 30, 2025, the Company has entered into 11 operating lease agreements that are signed but have not commenced. Of these, 8 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord and for 3 of these, construction has not commenced. Refer to Note 16, Related Party Transactions for further information on the lease agreements, both active and not commenced, with related parties.

The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2025, 2026, 2027 and 2028. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2025, 2026, 2027 and 2028 will be $64 million, $345 million, $328 million and $320 million, respectively, with weighted-average expected lease terms of 20 years, 23 years, 19 years and 15 years for 2025, 2026, 2027 and 2028, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments, net of lease incentives, for current leases signed but not commenced, including properties where the SHD team is acting as the construction manager as of March 30, 2025:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments, net of lease incentives
Remainder of 2025	$182
2026	6,331
2027	11,853
2028	40,307
2029	49,239
Thereafter	948,872
Total undiscounted lease payments for leases signed but not commenced, net of lease incentives	$1,056,784

6.
Revenue Recognition

Disaggregated revenue disclosures for the 13 weeks ended March 30, 2025 and March 31, 2024 are included in Note 15, Segments. Revenue from membership fees, legacy one-time registration fees, House Introduction Credits, design & build-out contracts and exclusivity & incentive fee contracts are the primary arrangements for which revenue is recognized over time.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending March 30, 2025:

(in thousands)	Next twelve months from March 30, 2025	Future periods
Revenue recognized over time	$112,231	$26,506
Total future revenues	$112,231	$26,506

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	March 30, 2025	December 29, 2024
Contract receivables	$82,501	$78,890
Contract assets	2,109	3,257
Contract liabilities	$179,268	$174,697

Contract receivables consist solely of Accounts receivable, which is comprised of amounts due from customers and partners including amounts owed from sites operated under management contracts, amounts billed under design & build-out contracts and amounts due from retail wholesale partners.

Contract assets consist of accrued unbilled income related to design & build-out contracts and are recognized in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits and gift vouchers (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets). Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $34 million and $28 million during the 13 weeks ended March 30, 2025 and March 31, 2024, respectively.

The Company recognized revenue relating to transactions with related parties totaling $3 million and $6 million recorded within “Other revenues” in the unaudited condensed consolidated statements of operations during the 13 weeks ended March 30, 2025 and March 31, 2024, respectively. The Company recognized a receivable related to these transactions with related parties amounting to $27 million and $31 million recorded within "Accounts receivable, net" in the unaudited condensed consolidated balance sheets as of March 30, 2025 and December 29, 2024. Refer to Note 16, Related Party Transactions for further information.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods (primarily for sale in our Retail business) which are externally sourced. Raw materials and service stock and supplies totaled $16 million and $23 million as of March 30, 2025 and December 29, 2024, respectively. Finished goods totaled $39 million and $31 million as of March 30, 2025 and December 29, 2024, respectively.

The Company recognized accrued revenue relating to transactions with related parties amounting to $3 million and $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheets as of March 30, 2025 and December 29, 2024. Refer to Note 16, Related Party Transactions for further information.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

The table below presents the components of prepaid expenses and other current assets.

	As of
(in thousands)	March 30, 2025	December 29, 2024
Amounts owed by equity method investees	$2,450	$2,379
Prepayments and accrued income	55,165	36,350
Contract assets	2,109	3,257
Inventory supplier advances	10,556	12,139
Other receivables	40,687	44,649
Total prepaid expenses and other current assets	$110,967	$98,774

8.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	March 30, 2025	December 29, 2024
Accrued interest	$5,933	$7,113
Hotel deposits	18,146	12,414
Trade and other accruals	78,140	78,955
Total accrued liabilities	$102,219	$98,482

9.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	March 30, 2025	December 29, 2024
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027 (see additional description below)	$660,284	$644,002
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2025 (see additional description below)	30,157	27,369
Other loans (see additional description below)	14,637	20,115
	705,078	691,486
Less: Current portion of long-term debt	(29,657)	(34,618)
Total long-term debt, net of current portion	$675,421	$656,868

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	March 30, 2025	December 29, 2024
Term Loan, interest at 6.99%, maturing June 1, 2033	$137,686	$137,385
Total property mortgage loans	$137,686	$137,385

The weighted-average interest rate on fixed rate borrowings was 8% as of March 30, 2025 and 8% as of December 29, 2024. There were no outstanding floating rate borrowings as of March 30, 2025 or December 29, 2024.

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

Debt: Senior Secured Notes

On March 31, 2021, Soho House Bond Limited issued senior secured notes pursuant to a Notes Purchase Agreement, which were subscribed to by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for an aggregate amount of up to $100 million which were issued for the full amount on March 9, 2022 (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024 interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $14 million and $12 million during the 13 weeks ended March 30, 2025 and March 31, 2024, respectively. As of March 30, 2025 and December 29, 2024, an accrual of $8 million and $8 million, respectively, was recognized in Non Current Liabilities on the consolidated balance sheet relating to payment-in-kind interest on the Senior Secured Notes.

Debt: Soho Works Limited Loans

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures, following the extensions, at the earliest of: (a) September 29, 2025; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the lenders may determine in their sole discretion. The carrying amount of the term loan was £23 million ($30 million) and £22 million ($27 million) as of March 30, 2025 and December 29, 2024, respectively. The Company incurred interest expense of less than $1 million and less than $1 million on this facility during the 13 weeks ended March 30, 2025 and March 31, 2024, respectively. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months).

Debt: Other Loans

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of March 30, 2025	Applicable interest rate as of March 30, 2025
Dean Street Loan	Great Britain pound sterling	March 2040	$9,336	6.0%
Copenhagen loan	Danish krone	November 2033	1,963	8.0%
Copenhagen loan	Danish krone	November 2038	1,029	0.0%
Greek Street loan	Great Britain pound sterling	January 2028	2,106	7.5%
Greek government loan	Euro	July 2025	203	3.1%

On February 4, 2025, the Company repaid the outstanding balance of $5 million on the Compagnie de Phalsbourg credit facility.

Property Mortgage Loans: Term Loan

In March 2014, the Company completed a freehold property acquisition of the Soho Beach House Miami Property. In May 2023, the Company refinanced its existing term loan of $55 million (including accrued interest at 5.34%), and mezzanine loan of $62 million (including accrued interest at 7.25%) with a new $140 million loan agreement with JP Morgan Chase Bank, National Association and Citi Real Estate Funding Inc (the "Term Loan"). This Term Loan is secured with a recorded and insured first priority mortgage on Soho Beach House Miami Property as well as first priority security interests in all collateral related to the property. The Term Loan matures in June 2033 and bears interest at 6.99%.

The Company incurred interest expense of $3 million and $3 million on the Term Loan during the 13 weeks ended March 30, 2025 and March 31, 2024, respectively.

Revolving Credit Facility

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility refer to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. On February 21, 2025 the Agreement was amended to extend the maturity date from July 25, 2026 to December 31, 2026. All other material terms remain substantially unchanged. As of March 30, 2025, the facility remains undrawn with £75 million ($97 million) available to draw under this facility. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of less than $1 million and less than $1 million in respect of the Revolving Credit Facility during the 13 weeks ended March 30, 2025 and March 31, 2024.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans that are described in the preceding paragraphs as of March 30, 2025:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

(in thousands)
Remainder of 2025	$31,843
2026	1,284
2027	666,222
2028	827
2029	865
Thereafter	148,391
$849,432

10.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 30, 2025 or December 29, 2024.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the Senior Secured Notes and the property mortgage loans as of March 30, 2025 and December 29, 2024 using a discounted cash flow analysis. The fair value of the other non-current debt is estimated as of March 30, 2025 and December 29, 2024 using a discounted cash flow analysis, except for the Dean Street Loan and the Copenhagen Loan where fair value is estimated to be equal to the current carrying value of each instrument as of March 30, 2025 based on a comparison of each instrument's contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of March 30, 2025 and December 29, 2024.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2025 and thereafter:

(in thousands)	Carrying Value	Fair Value
March 30, 2025
Senior Secured Notes	$660,284	$619,064
Term Loan	137,686	102,482
Other loans	14,637	14,407
	$812,607	$735,953

(in thousands)	Carrying Value	Fair Value
December 29, 2024
Senior Secured Notes	$644,002	$596,976
Term Loan	137,385	99,283
Other loans	20,115	19,853
	$801,502	$716,112

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

11.
Share-Based Compensation

Equity and incentive plans

The Company operates two equity and incentive plans for the benefit of its employees and directors. In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and Growth Shares to certain employees.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of non-qualified stock options, SARs, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs"). The PSUs generally vest (i) upon the completion of a minimum service period and (ii) the Company's achievement of certain performance goals established at grant. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available is permitted to increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022, subject to approval by the board of directors (the "board"). As of March 30, 2025, there were 3,033,590 shares available for future awards. The Company granted 127,575 new RSUs and zero new PSUs under the 2021 Plan during the 13 weeks ended March 30, 2025.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Awards outstanding under the plan

As of March 30, 2025 and December 29, 2024, there were 1,159,461 and 1,238,630 RSUs outstanding under the 2021 Plan, respectively. As of March 30, 2025 and December 29, 2024, there were 5,691,974 and 5,839,704 SARs outstanding under the 2020 Plan and 2021 Plan, respectively. As of March 30, 2025 and December 29, 2024, there were zero and 600,749 PSUs outstanding under the 2021 Plan, respectively. As of March 30, 2025 and December 29, 2024, there were zero restricted stock awards outstanding under the 2020 Plan, respectively.

Share-based compensation during the 13 weeks ended March 30, 2025 and March 31, 2024 was recorded in the unaudited condensed consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended
(in thousands)	March 30, 2025	March 31, 2024
SARs	$323	$842
RSUs	1,944	6,431
PSUs	—	63
Employer-related payroll expense(1)	93	703
Total share-based compensation expense	2,360	8,039
Tax benefit for share-based compensation expense	—	—
Share-based compensation expense, net of tax	$2,360	$8,039

(1)
Relates to employment related taxes, including employer national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

The weighted-average assumptions used in valuing SARs granted or modified during each period are set forth in the following table:

	For the 13 Weeks Ended March 30, 2025	For the Fiscal Year Ended December 29, 2024
Expected average life(1)	N/A	3.21 - 4.81 years
Expected volatility(2)	N/A	76%
Risk-free interest rate(3)	N/A	4.17% - 4.29%
Expected dividend yield(4)	N/A	0%
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

As of March 30, 2025, total compensation expense not yet recognized related to the RSUs issued under the 2021 Plan is approximately $4 million, which is expected to be recognized over a weighted-average period of 0.90 years.

As of March 30, 2025, there were no unvested SARs issued under the 2020 Plan and 2021 plans.

12.
Earnings Per Share and Shareholders’ (Deficit)

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

The tables below present changes in each class of the Company’s common stock, as applicable:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of December 31, 2023	53,741,731	141,500,385
Shares issued related to share-based compensation	1,064,054	—
As of March 31, 2024	54,805,785	141,500,385

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of December 29, 2024	52,731,922	141,500,385
Shares repurchased	—	—
Shares issued related to share-based compensation	264,579	—
As of March 30, 2025	52,996,501	141,500,385

Share Repurchases

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

There were no repurchases during the 13 weeks ending March 30, 2025.

Earnings Per Share

The Company computes earnings per share using the two-class method. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock.

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

In the fourth quarter of fiscal 2024, one of our UK properties suffered damages due to flooding which caused significant damage to certain structures and facilities within the site. The Company is still evaluating the complete scope of property damage and business interruption loss. As of December 29, 2024, the Company reported an estimate of the book value of the property and equipment written off and remediation costs of $6 million. As of March 30, 2025 the Company incurred further costs of $1 million. The Company has recorded a corresponding insurance receivable, included in prepaid expenses and other current assets on the consolidated balance sheets as of March 30, 2025 and December 29, 2024. As of March 30, 2025 and December 29, 2024 the Company received cash proceeds of $2 million and $1 million, respectively. We believe our insurance coverage should be sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles; therefore, we have not recorded any loss on the consolidated statements of operations for the 13 weeks ended March 30, 2025.

As a result of the flood damage, the Company recorded business interruption insurance proceeds totaling less than $1 million related to the reimbursement of lost profits as a result of the closure. This amount is recorded as business interruption income in the In-House operating expenses in the unaudited condensed consolidated statement of operations for the 13 weeks ended March 30, 2025.

COVID-19 Business Interruption Insurance Proceeds

On February 19, 2025, the Company received $23 million (£18 million) of business interruption insurance proceeds, net of fees, from one of its insurers. The proceeds relate to the impacts of general business interruption (including lost revenues and additional costs incurred) in the United Kingdom due to the COVID-19 pandemic. The recovery is presented in “Business interruption proceeds, net” within the unaudited condensed consolidated statement of operations (would generally be presented in line-item 'Other, net' however separately presented due to magnitude of this amount during the 13 weeks ended March 30, 2025) and is included in net cash provided by operating activities in the unaudited condensed

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024 consolidated statement of cash flows for the 13 weeks ended March 30, 2025. This payment represents a full and final settlement of all claims the Company has or may have related to business interruption losses and associated costs and expenses arising from the COVID-19 pandemic in the UK.

Lease Commitments

See Note 5 - Leases for information on estimated future undiscounted lease payments for current leases signed but not commenced as of March 30, 2025.

14.
Income Taxes

For the 13 weeks ended March 30, 2025, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet.

The effective tax rate for the 13 weeks ended March 30, 2025 was 47.3%, compared to an effective tax rate of 7.20% for the 13 weeks ended March 31, 2024. The effective tax rate for the 13 weeks ended March 30, 2025 differs from the US statutory rate of 21% primarily due to the business interruption proceeds received in the 13 weeks ended March 30, 2025 taxed discretely at the UK rate, the current mix of positive and negative earnings in the various jurisdictions the Company operates in and valuation allowances which reduce the amount of tax benefit recognized. Additionally, the Company is calculating current tax charges in certain U.S. and non-U.S. jurisdictions in respect of uncertain tax positions.

The effective tax rate for the 13 weeks ended March 31, 2024 differs from the US statutory rate of 21% primarily due to the mix of positive and negative earnings in the various jurisdictions the Company operates in and valuation allowances which reduced the amount of tax benefit recognized on the pretax book loss.

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

The gross unrecognized tax benefits have increased by $1 million in the 13 weeks ended March 30, 2025.

The Company has carried out an assessment of the impact of the BEPS Pillar Two Minimum Tax legislation and has concluded that these new rules will not have a material impact on the Company's effective tax rate or tax payments for this period. The Company will undertake this assessment for subsequent reporting periods to monitor its compliance with the Global Anti-Base Erosion (GloBE) rules for fiscal 2025.

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

Intercompany revenues and costs among the reportable segments are not material and are accounted for as if the sales were to third parties because these items are based on negotiated fees between the segments involved. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at segment totals. Segment revenue includes revenue of certain equity method investments, which are considered stand-alone operating segments, which are therefore not included in revenues as part of these unaudited condensed consolidated financial statements. Eliminations between segments are separately presented. Corporate results include amounts related to corporate functions such as administrative costs and professional fees. Income tax expense is managed by Corporate on a consolidated basis and is not allocated to the reportable segments.

The Company manages and assesses the performance of the reportable segments by Reportable segments EBITDA, which is defined as net income (loss) before depreciation and amortization, interest expense, net, provision (benefit) for income taxes, adjusted to take account of the impact of

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

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

The following tables present disaggregated revenue for the 13 weeks ended March 30, 2025 and March 31, 2024 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

The following tables present the reconciliation of reportable segment EBITDA to total consolidated segment revenue:

	For the 13 Weeks Ended March 30, 2025
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership Revenues	$56,278	$32,219	$14,019	$102,516	$13,882	$116,398
In-House Revenues	52,064	40,892	24,471	117,427	—	117,427
Other Revenues	18,059	14,255	1,623	33,937	27,535	61,472
Elimination of equity accounted revenue	(4,482)	(1,543)	(6,408)	(12,433)	—	(12,433)
Total consolidated segment revenue	$121,919	$85,823	$33,705	$241,447	$41,417	$282,864
In House Operating Expenses	(75,170)	(57,082)	(31,457)	(163,709)	(737)	(164,446)
Other Operating Expenses	(13,748)	(8,160)	(2,864)	(24,772)	(33,206)	(57,978)
Total segment operating expenses	$(88,918)	$(65,242)	$(34,321)	$(188,481)	$(33,943)	$(222,424)
Other segment items	(13,846)	5,607	(6,002)	(14,241)	(8,769)	(23,010)
Share of equity method investments adjusted EBITDA	806	99	1,032	1,937	—	1,937
Reportable segments EBITDA	$19,961	$26,287	$(5,586)	$40,662	$(1,295)	$39,367
Unallocated corporate overhead						(11,104)
Consolidated segmental EBITDA						$28,263
Depreciation and amortization						(24,014)
Interest expense, net						(21,375)
Income tax expense						(6,742)
Gain (loss) on sale of property and other, net						2
Share of income of equity method investments						734
Foreign exchange						21,521
Pre-opening expenses						(2,035)
Non-cash rent						(2,658)
Deferred registration fees, net						467
Share of equity method investments adjusted EBITDA						(1,937)
Share-based compensation expense						(2,360)
Loss on impairment of long-lived assets (1)						(2,102)
Business interruption proceeds, net (2)						22,899
Other expenses, net (3)						(3,150)
Net income						$7,513

(1) Following the Company's impairment review, the Company recognized $2 million of impairment losses on long-lived assets (operating lease assets) which relates to the legacy Chicken Shop restaurant sites in the UK. This impairment loss is reported within 'Loss on impairment of long-lived assets' in the unaudited condensed consolidated statement of operations for the 13 weeks ended March 30, 2025.

(2) $23 million of business interruption proceeds received and recognized during the 13 weeks ended March 30, 2025 related to the impacts of general business interruption (including lost revenues and additional costs incurred) in the UK due to the COVID-19 pandemic. Refer to Note 13, Commitments and Contingencies, for further information.

(3) Other expenses, net includes a $2 million expense related to third party advisory expenses incurred by the Company and its independent special committee in regard to the evaluation of certain strategic transactions and a $1 million expense related to the planned ERP systems implementation.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

	For 13 Weeks Ended March 31, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$48,227	$29,070	$12,888	$90,185	$12,156	$102,341
In-House revenues	51,198	40,278	23,545	115,021	-	115,021
Other revenues	19,065	13,439	1,142	33,646	22,899	56,545
Elimination of equity accounted revenue	(4,333)	(1,635)	(5,995)	(11,963)	—	(11,963)
Total consolidated segment revenue	$114,157	$81,152	$31,580	$226,889	$35,055	$261,944
In House Operating Expenses	(65,491)	(52,738)	(32,102)	(150,331)	(1,140)	(151,471)
Other Operating Expenses	(13,509)	(8,786)	(1,715)	(24,010)	(28,415)	(52,425)
Total segment operating expenses	$(79,000)	$(61,524)	$(33,817)	$(174,341)	$(29,555)	$(203,896)
Other segment items	(13,816)	1,310	(2,289)	(14,795)	(10,257)	(25,052)
Share of equity method investments adjusted EBITDA	746	145	849	1,740	—	1,740
Reportable segments EBITDA	$22,087	$21,083	$(3,677)	$39,493	$(4,757)	$34,736
Unallocated corporate overhead						(10,433)
Consolidated segmental EBITDA						$24,303
Depreciation and amortization						(25,494)
Interest expense, net						(21,199)
Income tax benefit						3,226
Gain on sale of property and other, net						65
Share of income of equity method investments						377
Foreign exchange						(5,481)
Pre-opening expenses						(5,746)
Non-cash rent						741
Deferred registration fees, net						467
Share of equity method investments EBITDA						(1,740)
Share-based compensation expense						(8,039)
Other expenses, net (1)						(3,338)
Net loss						$(41,858)

(1) Other expenses, net includes a $2 million expense related to professional service fees associated with the Company's shareholder activism response and a $1 million expense related to third party advisory expenses incurred by the Company and its independent special committee in regard to the evaluation of certain strategic transactions.

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of March 30, 2025 and December 29, 2024. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM. Further, Management concluded it was impractical to report revenues from external customers attributed to the Company's country of domicile and all material foreign countries.

	As of
(in thousands)	March 30, 2025	December 29, 2024
Long-lived assets by geography
The Americas	$857,626	$868,883
United Kingdom	563,691	548,996
Europe	307,311	294,394
Asia	33,224	35,024
Total long-lived assets	$1,761,852	$1,747,297

16.
Related Party Transactions and Balances

The amounts owed by (to) equity method investees due within one year are as follows:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

	As of
(in thousands)	March 30, 2025	December 29, 2024
Soho House Toronto Partnership	$855	$745
Raycliff Red LLP	(7,326)	(6,957)
Mirador Barcel S.L.	(2,451)	(1,081)
Little Beach House Barcelona S.L.	(582)	(355)
Mimea XXI S.L.	998	961
Soho Beach House Canouan Limited	597	673
StoreBerlin Limited	2,180	1,470
Total	$(5,729)	$(4,544)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Lease contracts with Related Parties

Through Soho Works 875 Washington, LLC, the Company is a party to a property lease agreement dated April 19, 2019, for 875 Washington Street, New York with 875 Washington Street Owner, LLC, an affiliate of Raycliff Capital, LLC controlled by a member of the board until June 20, 2024 when the member of the board stood down from their position. The handover of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years and 8 months until March 31, 2036, with further options to extend. The rent expense associated with this lease was $2 million during the 13 weeks ended March 31, 2024.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC ("Yucaipa") for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 15 years until March 31, 2030. The operating right-of-use asset and liability associated with this lease are $6 million and $8 million as of March 30, 2025, respectively, and $6 million and $8 million as of December 29, 2024, respectively. Rent expense associated with this lease totaled less than $1 million and $1 million for the 13 weeks ended March 30, 2025 and March 31, 2024.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019, for 137 Ludlow Street, New York with 137 Ludlow Gardens LLC, an affiliate of Yucaipa. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $15 million, respectively, as of March 30, 2025 and $8 million and $15 million, respectively, as of December 29, 2024. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively.

The Company leased the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of Yucaipa, until August 2024 when ownership was transferred to a third party. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The rent expense associated with this lease was $3 million for the 13 weeks ended March 31, 2024.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of SHCO. However on June 20, 2024 the affiliate stood down from the board. This lease commenced on June 1, 2021 and runs for a term of 19 years until December 15, 2039. The rent expense associated with this lease was $1 million for the 13 weeks ended March 31, 2024.

The Company leases a property from GHPSI, LLC, an affiliate of Yucaipa, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $4 million and $4 million, respectively, as of March 30, 2025 and $4 million and $4 million, respectively as of December 29, 2024. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively.

The Company leases a property located at 27984 Highway 189, Lake Arrowhead, California from RLAHI, LLC, an affiliate of Yucaipa. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has a receivable balance of less than $1 million and less than $1 million as of March 30, 2025 and December 29, 2024, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of Yucaipa, in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $8 million, respectively, as of March 30, 2025 and $8 million and $8 million, respectively, as of December 29, 2024. The receivable due to the Company associated with this lease was less than $1 million and less than $1 million as of March 30, 2025 and December 29, 2024 respectively. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively.

Hotel Management agreements with Related Parties

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

The Company recognized management fees, development fees and cost reimbursements from the Ned-Soho House, LLP, a joint venture between the Company and an affiliate of Yucaipa, related to the operations of the Ned London. The Company recognized a receivable of $6 million and $10 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of March 30, 2025 and December 29, 2024. The Company also recorded a payable of less than $1 million and $3 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as of March 30, 2025 and December 29, 2024. The accrued revenue balance for Ned-Soho House LLP associated with the fees was $3 million and $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheet as of March 30, 2025 and December 29, 2024. Ned-Soho House, LLP also recognized a receivable relating to Retail related revenue from Soho House brands for $3 million and $2 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of March 30, 2025 and December 29, 2024 and a payable for less than $1 million and less than $1 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as of March 30, 2025 and December 29, 2024 .The revenue recognized from the management fees, development fees and cost reimbursements was $1 million and $1 million during 13 weeks ended March 30, 2025 and March 31, 2024, respectively and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. The revenue recognized from the Retail related services was less than $1 million and less than $1 million during the 13 weeks ended March 30, 2025 and March 31, 2024 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company recognized management fee income from the Ned NY 28th, LLC, an affiliate of Yucaipa, related to the operations of The Ned New York, which opened in June 2022, leading to a receivable of $5 million and $6 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of March 30, 2025 and December 29, 2024. The fees totaled less than $1 million and less than $1 million during of the 13 weeks ended March 30, 2025 and March 31, 2024, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. The Ned New York also recognized a receivable, reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet, relating to Retail related revenue from Soho House brands for less than $1 million and less than $1 million as of March 30, 2025 and December 29, 2024, respectively. The revenue recognized from the Retail related services was less than $1 million and less than $1 million for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively, reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company recognized management fees and cost reimbursements from Oryx Corniche Developments QPSC (an affiliate of The Yucaipa Companies, LLC, until April 2024 when ownership was transferred to a third party) related to the operations of The Ned Doha, which opened in November 2022. The management fees totaled $1 million during the 13 weeks ended March 31, 2024, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company received management fees under our hotel management contract for the operation of The LINE and Saguaro hotels from LA Wilshire Hotel LLC, Adams Morgan Hotel Owner LLC, Downtown Austin Lakeside Hotel LLC and Palm Canyon Hotel LLC as the owners of the LINE and Saguaro hotels, which are affiliates of Yucaipa. These fees led to a receivable of $13 million and $12 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of March 30, 2025 and December 29, 2024. The fees, recorded under Other Revenue, amounted to $1 million and $3 million during the 13 weeks ended March 30, 2025 and March 31, 2024, respectively.

The Company recognized management fees under our studio, hotel and restaurant management contract for the operation of Redchurch Street studio space, hotel and Cecconi's from an affiliate of Raycliff Capital, LLC which was controlled by a member of the SHCO board of directors until June 20, 2024 when the member stood down from the board. The fees totaled less than $1 million during the 13 weeks ended March 31, 2024 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

Design Service Management Agreements with Related Parties

Fees received from the provision of Soho House Design services to affiliates, Oryx Corniche Developments QPSC (which was an affiliate of The Yucaipa Companies, LLC, until April 2024 when ownership was transferred to a third party) and GH123GREENWICH LLC, have led to a receivable totaling less than $1 million and less than $1 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of March 30, 2025 and December 29, 2024, respectively. The fees received from affiliates totaled less than $1 million and less than $1 million during the 13 weeks ended March 30, 2025 and March 31, 2024, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. Costs incurred on behalf of GH123Greenwich LLC, GH 1170 Broadway and 730 15th Street Club LLC in connection with the provision of Soho House Design services led to a receivable for less than $1 million and less than $1 million, which is reported within "Accounts receivable, net" as of March 30, 2025 and December 29, 2024 . The Soho House Design services led to a payable of less than $1 million and less than $1 million as of March 30, 2025 and December 29, 2024 which is reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet. The fees recognized relating to Soho House Design services on behalf of associates totaled less than $1 million and less than $1 million for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company reported a combined total amount related to the transactions listed above of $30 million and $33 million in current assets as of March 30, 2025 and December 29, 2024 in the unaudited condensed consolidated balance sheet. The Company reported a combined related party receivable of $27 million and $31 million as of March 30, 2025 and December 29, 2024, respectively, reported within “Accounts receivable, net”. Further, included within “Accounts receivable, net” are non-secured and non-interest bearing advances in the amount of $5 million and $5 million as of March 30, 2025 and December 29, 2024, respectively held with The LINE and Saguaro hotel entities. The outstanding related party receivable and advances amounts are expected to be repaid in full. Of the outstanding accounts receivable balances, $9 million and $9 million is expected to be assumed by the new LINE LA JV vehicle, as described in Note 17 Subsequent Events. The company reported a combined accrued revenue of $3 million and $1 million as of March 30, 2025 and December 29, 2024, respectively, reported within “Prepaid expenses and other current assets.” The

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Company reported a combined right-of-use asset of $26 million and $26 million as of March 30, 2025 and December 29, 2024, respectively, reported within “Operating lease assets” in the unaudited condensed consolidated balance sheet.

Included in current liabilities in the unaudited condensed consolidated balance sheet are amounts due to related parties listed above of $1 million and $1 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of March 30, 2025 and December 29, 2024, respectively. The related combined long term lease liability amounts to $34 million and $34 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of March 30, 2025 and December 29, 2024, respectively. Further, the Company recognized a payable, recorded within “Accounts payable”, of $1 million and $3 million as of March 30, 2025 and December 29, 2024, respectively, related to transactions listed above.

The Company reported in the unaudited condensed consolidated statement of operations a combined amount of revenue generated from related party transactions listed above of $3 million and $6 million during the 13 weeks ended March 30, 2025 and March 31, 2024, respectively, reported in "Other revenue". The straight line rent recorded within “In-house operating expenses” associated with the related party leases listed above amounts to $1 million and $7 million for the 13 weeks ended March 30, 2025 and March 31, 2024, respectively.

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

17. Subsequent Events

Shares Issued

Subsequent to March 30, 2025, the Company issued a total of 24,185 shares of Class A common stock as a result of RSU awards vesting and SAR exercises.

LINE LA

As previously disclosed, on March 22, 2025, the Company signed a term sheet to form a Joint Venture ("JV") with Corten Real Estate Management LLC (“Corten”) to recapitalize and operate The LINE LA property (the "LINE LA Transaction"). The JV will be equally owned (50% each) by MCGA Hotels, LLC, a subsidiary of SHCO, and Corten. SHCO will contribute $14 million, comprising $10 million to partially repay Corten’s loan and $4 million for working capital. As of March 30, 2025, the Company holds an outstanding receivable of $9 million related to services provided under the LINE LA hotel management agreement. This receivable is expected to be assumed by the new LINE LA JV vehicle.

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

The parties are working to close this transaction.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

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

Over the last 30 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of March 30, 2025, we had approximately 269,600 members (including approximately 212,000 Soho House Members) who engage with SHCO through our global portfolio of 45 Soho Houses, 8 Soho Works, Scorpios Beach Clubs in Mykonos and Bodrum, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and The LINE and Saguaro hotels in The Americas also form part of SHCO’s wider portfolio via management agreements to operate the properties.

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

The demand for our membership is also demonstrated by our large and growing SHCO global waitlist, which as of March 30, 2025 stands at over 112,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

Further, we have observed a secular shift in the ways that people live and work with less time spent in traditional corporate offices and more time in social spaces that encourage creativity and mutual engagement. We believe that these trends will only accelerate, and that the freedom to be able to choose where to live and work will likely have a significant impact on our target market. We believe this will create an even greater demand for curated communities that can grow and thrive in a more deliberate environment.

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

Other revenues include all revenues not realized within our Houses, including Scorpios, Soho Works, stand-alone restaurants, design and procurement fees from Soho House Design, Soho Home and Cowshed retail products and other revenues from products and services that we provide outside of our Houses, as well as management fees from hotel management contracts for The Ned Sites and The LINE and Saguaro hotels.

Our Membership Platform

All of our memberships have been built to enrich the lives of their members, as well as expand our membership offering to a broader audience.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

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

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

This membership allows us to welcome members to our global community in new geographies where we do not have a physical House. Through this membership we are able to generate additional revenues on our existing base of Houses and gather intelligence for future growth, which we have leveraged to open new Houses in certain locations, including Mexico City, Mexico (September 2023), Portland, USA (March 2024), Sao Paulo, Brazil (June 2024) and planned future openings in places such as Manchester, United Kingdom and Milan, Italy. As of March 30, 2025, we had 12,724 CWH members across 84 cities.

•
Soho Friends

Through this membership we offer access to some physical House spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands to an audience who enjoy the Soho House offerings but do not have a Soho House Membership. Soho Friends annual membership is approximately $130 and does not provide full access to our Houses. As of March 30, 2025, we had 51,479 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House Members continue to account for the majority of visitors to our Houses and restaurants.

•
Soho Works

Soho Works provides its members with the space and resources to work alongside other like-minded individuals and businesses—facilitating connections and providing the tools to flourish. Aimed primarily at existing Soho House and Soho Friends members, with locations in LA, New York and London, Soho Works draws on the same design principles and membership ethos as Soho House, but is a space purposed entirely for work and creative collaboration. As of March 30, 2025, we had 6,156 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Adult Paying Members, a US Soho Works membership ranges from $200 to $750 per month, depending on membership type.

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

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader group of professional people. As of March 30, 2025, Ned’s Club London, New York, and Doha had approximately 4,700 members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for The Ned's Club London, New York and Doha.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The transaction broadened our geographic reach in North America. The hotels that are currently operational are located in Los Angeles, Washington, Austin and Palm Springs, and among them offer a variety of food and beverage offerings together with approximately 1,300 hotel rooms. We receive management fees under hotel management contracts for the operation of these hotels.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

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

HOUSE REVENUES. House Revenues are defined as Membership revenues plus In-House revenues, less Non-House Membership Revenues. Our management views House Membership Revenues and In-House Revenues as interrelated and their aggregation as important in tracking House performance. Although there is no minimum spend for any member on In-House offerings, in practice most members consume food and beverage, accommodations and other offerings at our Houses. The pricing of our In-House offerings is reflective of the fact that the significant majority of In-House offerings that generate In-House revenues are consumed by members who also pay a membership fee in relation to that House, with pricing of such In-House offerings being identical for both members and non-members.

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

Non-GAAP Financial Measures

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

We refer to Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin throughout this Quarterly Report on Form 10-Q, as we use these measures to evaluate our operating performance and each of these measures is defined in “Non-GAAP Financial Measures.” We believe these measures are useful to investors in evaluating our operating performance. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin are all supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA, House-Level Contribution, House-Level Contribution Margin, Other Contribution and Other Contribution Margin should not be considered as substitutes for GAAP metrics such as Operating Income (Loss) and Net Income (Loss) or any other performance measure derived in accordance with GAAP. Some of our financial and operational data that we disclose in this Quarterly Report on Form 10-Q are presented on a ‘constant currency’ basis to isolate the effect of currency changes during the period. Where we refer to a measure being calculated in ‘constant currency’, we are calculating the USD change and the percent change as if the exchange rate that is being used in the current period was in effect for the prior period presented. We believe that this calculation provides a more meaningful indication of actual year-over-year performance and eliminates the fluctuations from currency exchange rates.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

KEY PERFORMANCE AND OPERATING METRICS

	As of
	March 30, 2025	March 31, 2024
	(Unaudited)
Number of Soho Houses	45	43
The Americas	17	16
United Kingdom	14	13
Europe/RoW	14	14
Number of Soho House Members	212,001	198,021
The Americas	80,736	72,692
United Kingdom	73,101	71,835
Europe/RoW	45,440	42,678
All Other	12,724	10,816
Number of Other Members	57,635	63,550
The Americas	15,714	17,037
United Kingdom	34,583	38,114
Europe/RoW	7,338	8,399
Number of Total Members	269,636	261,571
Number of Active App Users	215,283	204,405

	For the 13 Weeks Ended		For the 13 Weeks Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
	Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)
Operating income (loss)	$34,894	$(24,327)	$34,894	$(24,568)
Operating loss margin	12%	(9)%	12%	(9)%
House-Level Contribution	$52,320	$49,471	$52,320	$49,388
House-Level Contribution Margin	24%	25%	24%	25%
Other Contribution	$8,120	$8,577	$8,120	$8,563
Other Contribution Margin	12%	14%	12%	14%
Adjusted EBITDA	$46,962	$19,806	$46,962	$19,840
Percentage of total revenues	17%	8%	17%	8%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Results of Operations

Comparison of the 13 weeks ended March 30, 2025 and March 31, 2024

The following table summarizes our results of operations for the 13 weeks ended March 30, 2025 and March 31, 2024 (in thousands, except percentages):

	For the 13 Weeks Ended
	March 30, 2025	March 31, 2024		March 31, 2024 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$112,911	$98,949	14%	$99,039	14%
In-House revenues	112,419	110,270	2%	110,374	2%
Other revenues	57,534	52,725	9%	52,788	9%
Total revenues	282,864	261,944	8%	262,201	8%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(164,446)	(151,471)	(9)%	(151,734)	(8)%
Other operating expenses (exclusive of depreciation and amortization)	(57,978)	(52,425)	(11)%	(52,516)	(10)%
General and administrative expenses (exclusive of depreciation and amortization)	(36,448)	(34,372)	(6)%	(34,432)	(6)%
Pre-opening expenses	(2,035)	(5,746)	65%	(5,756)	65%
Depreciation and amortization	(24,014)	(25,494)	6%	(25,538)	6%
Share-based compensation	(2,360)	(8,039)	71%	(8,053)	71%
Foreign exchange gain (loss), net	21,521	(5,481)	n/m	(5,491)	n/m
Loss on impairment of long-lived assets	(2,102)	—	n/m	—	n/m
Business interruption proceeds, net	22,899	—	n/m	—	n/m
Other, net	(3,007)	(3,243)	7%	(3,249)	7%
Total operating expenses	(247,970)	(286,271)	13%	(286,769)	14%
Operating income (loss)	34,894	(24,327)	n/m	(24,568)	n/m
Other (expense) income
Interest expense, net	(21,375)	(21,199)	(1)%	(21,236)	(1)%
Gain on sale of property and other, net	2	65	(97)%	65	(97)%
Share of income of equity method investments	734	377	95%	378	94%
Total other expense, net	(20,639)	(20,757)	1%	(20,793)	1%
Income (loss) before income taxes	14,255	(45,084)	n/m	(45,361)	n/m
Income tax (expense) benefit	(6,742)	3,226	n/m	3,232	n/m
Net income (loss)	7,513	(41,858)	n/m	(42,129)	n/m
Net loss attributable to non-controlling interests	655	299	n/m	300	n/m
Net income (loss) attributable to Soho House & Co Inc.	$8,168	$(41,559)	n/m	$(41,829)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$282,864	$261,944	8%	8%
The Americas	121,919	114,157	7%	7%
United Kingdom	85,823	81,152	6%	6%
Europe/RoW	33,705	31,580	7%	7%
All Other	41,417	35,055	18%	18%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$112,911	$98,949	14%	14%
The Americas	54,728	46,652	17%	17%
United Kingdom	32,219	29,070	11%	11%
Europe/RoW	12,082	11,071	9%	9%
All Other	13,882	12,156	14%	14%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 14% to $112,911 for the 13 weeks ended March 30, 2025 predominantly driven by an increase in Adult Paying Members of approximately 8%, or 11,900, who joined after the end of the first quarter of fiscal 2024. Additionally, all Soho House Adult paying fees were increased at the start of fiscal 2024, impacting members on their renewal date throughout fiscal 2024.

All Soho House Adult paying fees increased in January 2025, with in general a high single-digit percentage price rise for existing members and a low double-digit percentage increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $287. This was driven by Soho Works as a result of increased membership fees in fiscal 2024, partially offset by a reduction in the number of Soho Friends members in comparison to the 13 weeks ended March 31, 2024.

The Americas segment saw an increase in membership revenues of $8,076, or 17%, due to approximately 7,100, or 12% increase in Adult Paying Soho House members year-on-year, driven by the opening of Soho House Sao Paulo (June, 2024) and Soho House Portland (March, 2024), as well as growth across existing Houses. The impact of the membership fee increases noted also contributed to the increase in Membership revenues.

Our United Kingdom segment saw an increase in Membership revenues of $3,149, or 11% , due to approximately 1,300, or 2% increase in Adult Paying Soho House members, with the opening of Soho Mews House (September 2024), growth in existing Houses, and the impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the United Kingdom segment increased by $3,099, or 11%.

The Europe/RoW segment saw an increase in Membership revenues of $1,011, or 9%, due to approximately 1,800, or 7% increase in Adult paying members, driven by growth in existing Houses, alongside revenue impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/RoW segment increased by $992, or 9%.

All Other saw an increase in Membership revenues of $1,726, or 14%, predominantly driven by approximately 1,700, or 18% more CWH Adult Paying Members, partially offset by a decline of approximately 5,900 Non-House members in comparison to the first quarter of fiscal 2024. In constant currency, All Other Membership revenues increased by $1,705, or 14%.

In constant currency, Membership revenues increased by $13,872, or 14%.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

In-House Revenues

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$112,419	$110,270	2%	2%
The Americas	51,528	50,625	2%	2%
United Kingdom	40,892	40,278	2%	1%
Europe/RoW	19,999	19,367	3%	3%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $112,419 for the 13 weeks ended March 30, 2025, an increase of $2,149 versus the comparative period in 2024. Revenues were supported by three new Houses that opened since the beginning of the 13 weeks ended March 31, 2024. In addition, the first quarter of fiscal 2025 benefited from new year's eve events versus the comparative period due to timing of the fiscal year-end.

The Americas In-House revenues were $51,528 for the 13 weeks ended March 30, 2025, an increase of $903 versus the 13 weeks ended March 31, 2024. The region benefited from the opening of Soho House Portland (March 2024) and Soho House Sao Paulo (June 2024). In addition, Miami Pool House was fully operational versus the comparative period. However, the wildfires in Los Angeles at the start of fiscal 2025 significantly impacted In-House revenues as our LA properties were closed or partially closed for a number of days and subsequent trade was weaker.

In-House revenues in our United Kingdom segment saw an increase of $614 versus the 13 weeks ended March 31, 2024, supported by the opening of Soho Mews House (September 2024). In constant currency, In-House Revenues in the United Kingdom segment saw an increase of $544, or 1%.

The Europe/RoW segment increased in-House revenues by $632 year-on-year. The majority of Houses saw growth year-over-year with particularly strong performance in Asia from increased footfall and private events. In constant currency, In-House Revenues in the Europe/RoW segment saw an increase of $598 or 3%.

In constant currency, In-House Revenues increased by $2,045, or 2%.

Other Revenues

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$57,534	$52,725	9%	9%
The Americas	15,664	16,880	(7)%	(7)%
United Kingdom	12,712	11,804	8%	8%
Europe/RoW	1,623	1,142	42%	42%
All Other	27,535	22,899	20%	20%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $57,534 for the 13 weeks ended March 30, 2025, compared to $52,725 for the 13 weeks ended March 31, 2024, an increase of $4,809. The increase was predominantly driven by strong growth in Soho Home.

Other revenues in The Americas segment decreased $1,216, or 7% versus the 13 weeks ended March 31, 2024 primarily due to not receiving fees for The LINE San Francisco, versus the comparative period, following termination of the management contract at the end of fiscal 2024. Additionally there was a slight decline in sales in some of the stand-alone restaurants period-on-period.

The United Kingdom segment saw an increase in Other revenues of $908, or 8% versus the 13 weeks ended March 31, 2024 driven by year-over-year growth in partnership revenue. In constant currency, Other Revenues in the United Kingdom segment increased by $887, or 8%.

Other revenues in the Europe/RoW segment increased $481 or 42% compared to the 13 weeks ended March 31. In constant currency, Other Revenues in the Europe/RoW segment increased by $479, or 42%.

Other revenues in All Other have increased $4,636 or 20% period-on-period driven by growth in Soho Home. In constant currency, Other Revenues in All Other increased by $4,596, or 20%.

In constant currency, Other Revenues increased by $4,746, or 9%.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(164,446)	$(151,471)	(9)%	(8)%
Percentage of total House revenues	(76)%	(75)%
Operating income (loss)	$34,894	$(24,327)	n/m	n/m
Operating margin	12%	(9)%
House-Level Contribution	$52,320	$49,471	6%	6%
House-Level Contribution Margin	24%	25%	(1)%
House-Level Contribution by segment:
The Americas	$30,923	$31,468	(2)%	(2)%
United Kingdom	15,405	15,949	(3)%	(4)%
Europe/RoW	492	(1,845)	n/m	n/m
All Other	5,500	3,899	41%	41%
House-Level Contribution Margin by segment:
The Americas	29%	32%
United Kingdom	21%	23%
Europe/RoW	2%	(6)%
All Other	88%	77%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $164,446 for the 13 weeks ended March 30, 2025, an increase of $12,975. The increase is a result of the three new Houses opened since the beginning of the 13 weeks ended March 31, 2024, alongside period-on-period wage and rent (including non-cash rent) increases partially offset by savings from operational reorganization initiatives. In constant currency, In-House Operating Expenses increased by $12,712.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $52,320 for the 13 weeks ended March 30, 2025, compared to $49,471 for the 13 weeks ended March 31, 2024, an increase of $2,849. The increase in House-Level Contribution predominantly relates to increased Soho House membership and In-House revenues period-on-period, offset by higher In-House operating expenses and the impact of the wildfires in Los Angeles, at the start of fiscal 2025, that resulted in lower revenue but not a proportionate reduction in expenses.

House-Level Contribution Margin was 24% for the 13 weeks ended March 30, 2025, a decline of 1% from the comparative period due to increased revenues, especially membership, being offset by higher inflation in In-House operating expenses and the wildfires in Los Angeles as discussed above.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(57,978)	$(52,425)	(11)%	(10)%
Percentage of total adjusted other revenue	(88)%	(86)%
Operating income (loss)	$34,894	$(24,327)	n/m	n/m
Operating margin	12%	(9)%
Other Contribution	$8,120	$8,577	(5)%	(5)%
Other Contribution Margin	12%	14%	(2)%
Other Contribution by segment:
The Americas	$2,080	$3,689	(44)%	(44)%
United Kingdom	5,176	3,679	41%	40%
Europe/RoW	(1,109)	(392)	n/m	n/m
All Other	1,973	1,601	23%	23%
Other Contribution Margin by segment:
The Americas	13%	21%
United Kingdom	39%	30%
Europe/RoW	(63)%	(30)%
All Other	6%	5%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $57,978 for the 13 weeks ended March 30, 2025, compared to $52,425 for the 13 weeks ended March 31, 2024, an increase of $5,553, or 11%. This increased spend is predominantly driven by higher costs in relation to increased trade volume in Soho Home as well as expenses related to Scorpios Bodrum which opened after the beginning of the 13 weeks ended March 31, 2024. In constant currency, Other Operating Expenses increased by $5,462, or 10%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $8,120 for the 13 weeks ended March 30, 2025, compared to $8,577 for the 13 weeks ended March 31, 2024, a reduction of $457 partially driven by losses at Scorpios Bodrum during its off-season alongside the removal of The LINE San Francisco management fees as mentioned above. Other Contribution Margin was 12% for the 13 weeks ended March 30, 2025, a decrease of 2% compared to the 13 weeks ended March 31, 2024.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	$36,448	$34,372	6%	6%
Percentage of total revenues	13%	13%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $36,448 for the 13 weeks ended March 30, 2025, compared with $34,372 for the 13 weeks ended March 31, 2024, an increase of $2,076, or 6%. The increase was driven by the global expansion of partnership arrangements alongside costs related to the three new Houses that opened since the beginning of the 13 weeks ended March 31, 2024 offset by savings from operational reorganization initiatives including streamlining of operations and support teams since the comparative period.

In constant currency, General and Administrative Expenses increased by $2,016, or 6%.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Pre-opening Expenses

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$2,035	$5,746	(65)%	(65)%
Percentage of total revenues	1%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $2,035 for the 13 weeks ended March 30, 2025 compared to $5,746 in the 13 weeks ended March 31, 2024. The decrease was driven by timing and location of development pipeline, with no new House openings in the first quarter of fiscal 2025 versus the opening of Soho House Portland, Scorpios Bodrum and Soho House Sao Paulo in the first half of fiscal 2024, all of which incurred expenses during the 13 weeks ended March 31, 2024. In constant currency pre-opening expenses reduced by 65%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$24,014	$25,494	(6)%	(6)%
Percentage of total revenues	8%	10%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $24,014 for the 13 weeks ended March 30, 2025, a decrease of $1,480, or 6%, from the 13 weeks ended March 31, 2024. The decrease period-on-period was driven by the impairment in Soho Works sites in fiscal 2024 and certain Houses in the Americas and UK where their assets are now largely depreciated. In constant currency, depreciation and amortization expenses decreased by $1,524, or 6%.

Share-based Compensation, Foreign Exchange (Gain) Loss, Loss on Impairment of Long-Lived Assets, Business Interruption Proceeds, net and Other (net)

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$2,360	$8,039	(71)%	(71)%
Percentage of total revenues	1%	3%
Foreign exchange (gain) loss , net	$(21,521)	$5,481	n/m	n/m
Percentage of total revenues	8%	2%
Loss on impairment of long-lived assets	$2,102	$—	n/m	n/m
Percentage of total revenues	1%	0%
Business interruption proceeds, net	$(22,899)	$—	n/m	n/m
Percentage of total revenues	8%	0%
Other, net	$3,007	$3,243	(7)%	(7)%
Percentage of total revenues	1%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $5,679 to $2,360 for the 13 weeks ended March 30, 2025, due to a number of grants made under the Company's 2020 and 2021 equity and incentive plans becoming fully vested in the 13 weeks ended March 31, 2024, fewer new grants made since, and the related amortization impact.

Foreign exchange (gain) loss, net which is unrealized and non-cash in nature, moved from a loss of $5,481 to a gain of $21,521 for the 13 weeks ended March 30, 2025, primarily driven by foreign exchange revaluation of our non-USD debt.

During the 13 weeks ended March 30, 2025, the Company recognized $2,102 of impairment losses on long-lived assets, comprised wholly of Operating lease assets in respect of legacy Chicken Shop restaurants that were no longer operational.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Business interruption proceeds, net, consisted of $22,899 for the 13 weeks ended March 30, 2025. The proceeds relate to the impacts of general business interruption (including lost revenues and additional costs incurred) in the United Kingdom due to the COVID-19 pandemic.

Other, net decreased by $236 to $3,007 for the 13 weeks ended March 30, 2025 with the Company incurring lower costs related to third party advisory expenses incurred by the Company and its Special Committee in the evaluation of certain strategic transactions and ERP costs in the first quarter of fiscal 2025, compared to professional fees associated with the Company's shareholder activism response and evaluation of strategic transactions costs in the first quarter 2024.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$21,375	$21,199	1%	1%
Percentage of total revenues	8%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Net Interest Expense was $21,375 for the 13 weeks ended March 30, 2025, an increase of $176, or 1%, to the 13 weeks ended March 31, 2024. This increase is primarily driven by the higher principal amount on our Senior Secured Notes due to the compounding of this debt. In constant currency, net interest increased by $139 or 1%.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	March 30, 2025	March 31, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$46,962	$19,806	n/m	n/m
Percentage of total revenues	17%	8%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $46,962 for the 13 weeks ended March 30, 2025, in comparison to $19,806 for the 13 weeks ended March 31, 2024, an increase of $27,156. The increase is driven by higher membership revenues from both Soho House and Non-House members versus the comparative period, higher In-House and Other revenues, and $22,899 of business interruption insurance proceeds, net of fees, related to the COVID-19 relief claim received in the first quarter of fiscal 2025. There was partial offset from an increase in Operating expenses, predominantly coming from new House openings, as well as the impact from the Los Angeles wildfires, where the Company has submitted but not received a $3 million business interruption insurance claim. In constant currency, adjusted EBITDA increased by $27,122.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Non-GAAP Financial Measures

For the 13 weeks ended March 30, 2025 and March 31, 2024

A reconciliation of Net Income (Loss) to adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	March 30, 2025 Actuals	March 31, 2024 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$7,513	$(41,858)	n/m	n/m
Depreciation and amortization	24,014	25,494	(6)%	(6)%
Interest expense, net	21,375	21,199	1%	1%
Income tax expense (benefit)	6,742	(3,226)	n/m	n/m
EBITDA	59,644	1,609	n/m	n/m
Gain on sale of property and other, net	(2)	(65)	97%	97%
Share of income of equity method investments	(734)	(377)	(95)%	(94)%
Foreign exchange (gain) loss, net(2)	(21,521)	5,481	n/m	n/m
Share of equity method investments adjusted EBITDA	1,937	1,740	11%	11%
Share-based compensation expense(2)	2,360	8,039	(71)%	(71)%
Expenses related to ERP implementation(3)	1,416	—	n/m	n/m
Expenses related to the evaluation of certain strategic transactions(4)	1,760	1,494	18%	18%
Loss on impairment of long lived assets(5)	2,102	—	n/m	n/m
Expenses related to shareholder activism(6)	—	1,885	n/m	n/m
Adjusted EBITDA	$46,962	$19,806	n/m	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 weeks ended March 30, 2025 and March 31, 2024 - Share-based Compensation, Foreign Exchange (Gain) Loss, Loss on Impairment of Long-Lived Assets, Business Interruption Proceeds, net and Other (net) ” for information regarding the movements in foreign exchange and share-based compensation period-on-period.
(3)
During the 13 weeks ended March 30, 2025, the Company incurred certain expenses related to the planned ERP system implementation.
(4)
Primarily relating to third party advisory expenses incurred by the Company and its independent special committee in respect of the evaluation of certain strategic transactions.
(5)
The Company recognized $2 million of impairment losses on long-lived assets (operating lease assets) which relates to the legacy Chicken Shop restaurant sites in the UK.
(6)
Primarily relating to professional service fees related to the Company's shareholder activism response.

The computation of House-Level Contribution and Other Contribution is set forth below:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

	For the 13 Weeks Ended
	March 30, 2025	March 31, 2024	Change %	March 31, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$34,894	$(24,327)	n/m	$(24,568)	n/m
General and administrative	36,448	34,372	6%	34,432	6%
Pre-opening expenses	2,035	5,746	(65)%	5,756	(65)%
Depreciation and amortization	24,014	25,494	(6)%	25,538	(6)%
Share-based compensation	2,360	8,039	(71)%	8,053	(71)%
Foreign exchange (gain) loss, net	(21,521)	5,481	n/m	5,491	n/m
Loss on impairment of long-lived assets	2,102	—	n/m	—	n/m
Business interruption proceeds, net	(22,899)	—	n/m	—	n/m
Other, net	3,007	3,243	(7)%	3,249	(7)%
Non-House membership revenues	(8,564)	(8,277)	(3)%	(8,291)	(3)%
Other revenues	(57,534)	(52,725)	(9)%	(52,788)	(9)%
Other operating expenses	57,978	52,425	11%	52,516	10%
House-Level Contribution	$52,320	$49,471	6%	$49,388	6%
Operating income (loss) margin	12%	(9)%		(9)%
House-Level Contribution Margin	24%	25%		25%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	March 30, 2025	March 31, 2024	Change %	March 31, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$112,911	$98,949	14%	$99,039	14%
Less: Non-House membership revenues	(8,564)	(8,277)	(3)%	(8,291)	(3)%
House Membership revenues	104,347	90,672	15%	90,748	15%
Add: In-House revenues	112,419	110,270	2%	110,374	2%
Total House revenues	216,766	200,942	8%	201,122	8%
Less: In-House operating expenses	164,446	151,471	9%	151,734	8%
House-Level Contribution	$52,320	$49,471	6%	$49,388	6%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

	For the 13 Weeks Ended
	March 30, 2025	March 31, 2024	Change %	March 31, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$34,894	$(24,327)	n/m	$(24,568)	n/m
General and administrative	36,448	34,372	6%	34,432	6%
Pre-opening expenses	2,035	5,746	(65)%	5,756	(65)%
Depreciation and amortization	24,014	25,494	(6)%	25,538	(6)%
Share-based compensation	2,360	8,039	(71)%	8,053	(71)%
Foreign exchange (gain) loss, net	(21,521)	5,481	n/m	5,491	n/m
Loss on impairment of long-lived assets	2,102	—	n/m	—	n/m
Business interruption proceeds, net	(22,899)	—	n/m	—	n/m
Other, net	3,007	3,243	(7)%	3,249	(7)%
House membership revenues	(104,347)	(90,672)	(15)%	(90,748)	(15)%
In-House revenues	(112,419)	(110,270)	(2)%	(110,374)	(2)%
In-House operating expenses	164,446	151,471	9%	151,734	8%
Total Other Contribution	$8,120	$8,577	(5)%	$8,563	(5)%
Operating income (loss) margin	12%	(9)%		(9)%
Other Contribution Margin	12%	14%		14%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	March 30, 2025	March 31, 2024	Change %	March 31, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Revenues	$57,534	$52,725	9%	$52,788	9%
Add: Non-House membership revenues	8,564	8,277	3%	8,291	3%
Adjusted Other Revenues	66,098	61,002	8%	61,079	8%
Less: other operating expenses	(57,978)	(52,425)	(11)%	(52,516)	(10)%
Other Contribution	$8,120	$8,577	(5)%	$8,563	(5)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of March 30, 2025, we maintained a cash and cash equivalents balance of $150 million and a restricted cash balance of $5 million.

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

On February 9, 2024, the Company’s board and a relevant sub-committee authorized and approved a new stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. During the 13 weeks ended March 30, 2025 and March 31, 2024, the Company did not repurchase any shares of its common stock. Repurchased shares are held as treasury shares by the Company.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 13 Weeks Ended
	March 30, 2025	March 31, 2024
	(Unaudited, dollar amounts in thousands)
Net cash generated by (used in)
Net cash provided by (used in) operating activities	$22,820	$6,189
Net cash provided by (used in) investing activities	(18,305)	(24,286)
Net cash provided by (used in) financing activities	(8,453)	(379)
Effect of exchange rates on cash and cash equivalents	2,274	(629)
Net (decrease) increase in cash and cash equivalents	$(1,664)	$(19,105)

Net Cash Provided by Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 13 weeks ended March 30, 2025, we had a $22,820 inflow of cash from operating activities, which includes net income of $7,513 inclusive of proceeds received of $22,899 for COVID business interruption insurance, depreciation and amortization of $24,014, and non-cash foreign exchange gain of $21,521, offset by an unfavorable net working capital change of $1,700.

For the 13 weeks ended March 31, 2024, we had a $6,189 inflow of cash from operating activities, which includes a net loss of $41,858, depreciation and amortization of $25,494, and a favorable net working capital change of $2,809.

Net Cash Used in Investing Activities

The primary cash inflows from investing activities include the cash proceeds from the sale of assets. The primary cash outflows from investing activities include the purchase of property and equipment and intangibles.

For the 13 weeks ended March 30, 2025, we had a $18,305 outflow of cash from investing activities, primarily due to purchases of property and equipment of $15,295 and purchases of intangible assets of $4,660, partially offset by $1,650 in property and casualty insurance proceeds received.

For the 13 weeks ended March 31, 2024, we had a $24,286 outflow of cash from investing activities, primarily due to purchases of property and equipment of $19,706 and purchases of intangible assets of $4,580.

Net Cash Used in Financing Activities

The primary cash inflows from financing activities include proceeds from borrowings. The primary cash outflows from financing activities include principal payments on borrowings and purchase of treasury stock.

For the 13 weeks ended March 30, 2025, we had a $8,453 outflow of cash from financing activities, primarily due to the repayment of the outstanding balance of $5,416 on the Compagnie de Phalsbourg credit facility and distributions of $2,358 to non-controlling interests.

For the 13 weeks ended March 31, 2024, we had a $379 outflow of cash from financing activities, primarily due to the repayment of borrowings.

Cash Requirements from Contractual and Other Obligations

As of March 30, 2025, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Critical Accounting Estimates and Judgments

Management’s discussion and analysis of the financial condition and results of operations is based on the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses incurred during the reporting periods. The estimates are based on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

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

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $14 million lower and approximately $15 million higher, respectively, and Net Profit would have been approximately $1 million lower and approximately $1 million higher, respectively, for the 13 weeks ended March 30, 2025.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $3 million higher and approximately $2 million lower, respectively, and Net Profit would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 13 weeks ended March 30, 2025.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of March 30, 2025, we had $150 million in cash and cash equivalents on the balance sheet, $5 million of restricted cash and £75 million ($97 million) undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Commodity Price Risks

We are exposed to commodity price risks on specialty foodstuffs, natural gas and oil, among other items. Many of the ingredients we use to prepare our food and beverages are commodities or are affected by the price of other commodities. Factors that affect the price of commodities are generally outside of our control and include foreign currency exchange rates, foreign and domestic supply and demand, inflation, weather, the geopolitical situation, and seasonality.

Recent tariff changes affecting trade with the United States could increase the cost of goods we import including food, beverage, general supplies, furniture and fittings, particularly from suppliers in China, Mexico, Italy and France. We are assessing ways to mitigate these potential cost increases, but these higher costs may not be fully recoverable through pricing or efficiency measures. Tariff-related disruptions could also affect product availability or require changes to our sourcing strategy. Ongoing trade policy uncertainty could also present additional demand risk.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 30, 2025 and December 29, 2024 and for the 13 weeks ended March 30, 2025 and March 31, 2024

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of March 30, 2025 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in Note 2, Summary of Significant Accounting Policies, included in this Form 10-Q and as previously disclosed in Note 2, Summary of Significant Accounting Policies, included in our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2024, Management identified misstatements in its previously issued consolidated financial statements as of and for the 52-week period ended December 31, 2023 (“Fiscal 2023”) and January 1, 2023 (“Fiscal 2022”); the unaudited condensed consolidated financial statements as of and for the 13-week periods ended March 31, 2024 (“Q1 2024”) and April 2, 2023 (“Q1 2023”); the unaudited condensed consolidated financial statements as of and for the 13-week and 26-week periods ended June 30,2024 (“Q2 2024”) and July 2, 2023 (“Q2 2023”); and the unaudited condensed consolidated financial statements as of and for the 13-week and 39-week periods ended October 1, 2023 (“Q3 2023”). The Company assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. The Company determined the impacts of these misstatements were not material to the financial statements for all prior periods identified above. For comparative purposes, the Company has made corrections to the unaudited condensed consolidated financial statements and applicable notes for the prior periods presented in the 10-Q for the third quarter of Fiscal 2024.

Such historical adjustments described above were corrected and prior periods revised in our Annual Report on Form 10-K. Refer to Note 20, Revision of Prior Period Financial Statements, for additional information on the misstatements identified and quantification of the impact of correcting the misstatements. These prior period adjustments identified therein have been reflected in the comparative periods presented in this Form 10-Q.

As disclosed in our Annual Report in Form 10-K for the fiscal year ended December 29, 2024, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 29, 2024, because of the identification of two material weaknesses identified in our internal control over financial reporting. The material weaknesses related to (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience with the application of US generally accepted accounting principles ("GAAP") and with our financial reporting requirements; and (ii) the fact that policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions, including IT general controls, were either not designed and in place, or not operating effectively. These material weaknesses resulted in adjustments and disclosure corrections to our financial statements during the course of the audit and included provisions for income taxes, inventory, impairment of goodwill and long-lived assets, related party transactions, preparation of the consolidation, preparation and presentation of the cash flow statement, fixed assets, lease accounting and balance sheet reclassifications, some of which resulted in revisions to prior periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 13 weeks ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. At present, we are not a party to any litigation other than litigation in the ordinary course of business. We do not expect that the ultimate outcome of any of the currently ongoing legal proceedings, individually or collectively, will have a significant adverse effect on our business, financial condition, results of operations or cash flows.

However, the results of litigation and arbitration are inherently unpredictable and the possibility exists that the ultimate resolution of matters to which we are or could become subject could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in section “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, which could materially affect our business, financial position, or future results of operations. There have been no material changes to the risk factors described in our Annual Report on Form 10-K, except as described below. The risks described in our Annual Report Form 10-K are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also arise and materially impact our business. If any of these risks occur, our business, results of operations and financial condition could be materially and adversely affected and the trading price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the quarter ended March 30, 2025.

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

Soho House & Co Inc.

Date: May 9, 2025	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: May 9, 2025	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer