Form 10-Q
period 2025-06-29
Soho House & Co Inc.
filed 2025-08-08
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025

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

As of August 5, 2025, the registrant had 195,105,119 shares outstanding, comprised of 53,604,734 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of June 29, 2025 (Unaudited) and December 29, 2024

	As of
(in thousands, except for par value and share data)	June 29, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$150,305	$152,716
Restricted cash	5,110	3,602
Accounts receivable, net	71,115	78,890
Inventories	57,957	54,419
Prepaid expenses and other current assets	122,116	98,774
Total current assets	406,603	388,401
Property and equipment, net	639,000	598,270
Operating lease assets	1,180,067	1,135,810
Goodwill	210,543	195,295
Other intangible assets, net	109,697	102,610
Equity method investments	39,353	13,217
Deferred tax assets	5,776	5,306
Other non-current assets	3,870	4,603
Total non-current assets	2,188,306	2,055,111
Total assets	$2,594,909	$2,443,512
Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$77,749	$75,987
Accrued liabilities	126,021	98,482
Current portion of deferred revenue	150,414	134,360
Indirect, employee and corporate income taxes payable	52,249	33,889
Current portion of debt, net of debt issuance costs	33,715	34,618
Current portion of operating lease liabilities - sites trading less than one year	2,426	371
Current portion of operating lease liabilities - sites trading more than one year	62,436	57,078
Other current liabilities	50,193	39,377
Total current liabilities	555,203	474,162
Debt, net of current portion and debt issuance costs	696,099	656,868
Property mortgage loans, net of debt issuance costs	137,757	137,385
Operating lease liabilities, net of current portion - sites trading less than one year	22,885	90,081
Operating lease liabilities, net of current portion - sites trading more than one year	1,313,391	1,210,637
Finance lease liabilities	83,855	77,255
Financing obligation	76,994	76,900
Deferred revenue, net of current portion	23,785	23,697
Deferred tax liabilities	2,116	2,286
Other non-current liabilities	29,081	23,699
Total non-current liabilities	2,385,963	2,298,808
Total liabilities	$2,941,166	$2,772,970
Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of June 29, 2025 (Unaudited) and December 29, 2024

	As of
(in thousands, except for par value and share data)	June 29, 2025	December 29, 2024
Shareholders’ deficit
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,830,184 shares issued and 53,202,889 outstanding as of June 29, 2025 and 66,359,217 shares issued and 52,731,922 outstanding as of December 29, 2024; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of June 29, 2025 and December 29, 2024	$2,083	$2,079
Additional paid-in capital	1,250,736	1,246,584
Accumulated deficit	(1,506,447)	(1,539,500)
Accumulated other comprehensive income	(15,615)	35,174
Treasury stock, at cost; 13,627,295 shares as of June 29, 2025 and December 29, 2024	(79,396)	(79,396)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(348,639)	(335,059)
Non-controlling interest	2,382	5,601
Total shareholders’ deficit	(346,257)	(329,458)
Total liabilities and shareholders’ deficit	$2,594,909	$2,443,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands except for per share data)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenues
Membership revenues	$118,626	$102,347	$231,537	$201,296
In-House revenues	132,504	127,285	244,923	237,555
Other Revenues	78,674	73,315	136,208	126,040
Total revenues	329,804	302,947	612,668	564,891
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $14,177 and $14,868 for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and of $28,161 and $29,839 for the 26 weeks ended June 29, 2025 and June 30, 2024, respectively)	(170,044)	(163,979)	(334,490)	(315,450)
Other operating expenses (exclusive of depreciation and amortization of $5,505 and $6,298 for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and of $10,970 and $12,791 for the 26 weeks ended June 29, 2025 and June 30, 2024, respectively)	(73,819)	(66,911)	(131,797)	(119,336)
General and administrative expenses (exclusive of depreciation and amortization of $3,707 and $3,965 for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and of $8,272 and $7,995 for the 26 weeks ended June 29, 2025 and June 30, 2024, respectively)	(40,269)	(38,726)	(76,717)	(73,098)
Pre-opening expenses	(3,191)	(5,651)	(5,226)	(11,397)
Depreciation and amortization	(23,389)	(25,131)	(47,403)	(50,625)
Share-based compensation	(2,156)	(3,598)	(4,516)	(11,637)
Foreign exchange gain (loss), net	47,405	(5,173)	68,926	(10,654)
Loss on impairment of long-lived assets and intangible assets	-	(4,710)	(2,102)	(4,710)
Business interruption proceeds, net	-	-	22,899	-
Other, net	(4,620)	(2,010)	(7,627)	(5,253)
Total operating expenses	(270,083)	(315,889)	(518,053)	(602,160)
Operating income (loss)	59,721	(12,942)	94,615	(37,269)
Other (expense) income
Interest expense, net	(21,666)	(19,989)	(43,041)	(41,188)
Gain (loss) on sale of property and other, net	54	109	56	174
Share of income (loss) of equity method investments	1,882	1,514	2,616	1,891
Total other expense, net	(19,730)	(18,366)	(40,369)	(39,123)
Income (loss) before income taxes	39,991	(31,308)	54,246	(76,392)
Income tax (expense) benefit	(15,863)	1,103	(22,605)	4,329
Net income (loss)	24,128	(30,205)	31,641	(72,063)
Net loss attributable to non-controlling interests	757	306	1,412	605
Net income (loss) attributable to Soho House & Co Inc.	$24,885	$(29,899)	$33,053	$(71,458)
Net income (loss) per share attributable to Class A and Class B common stock
Basic	$0.13	$(0.15)	$0.17	$(0.36)
Diluted	0.13	(0.15)	0.17	(0.36)
Weighted-average shares outstanding:
Basic	194,596	196,258	194,530	195,987
Diluted	196,395	196,258	196,532	195,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Comprehensive Income / (Loss) (Unaudited)

For the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	$24,128	$(30,205)	$31,641	$(72,063)
Other comprehensive income (loss)
Foreign currency translation adjustment	(34,987)	(4,018)	(50,238)	360
Comprehensive income (loss)	(10,859)	(34,223)	(18,597)	(71,703)
Net loss attributable to non-controlling interest	757	306	1,412	605
Foreign currency translation adjustment attributable to non-controlling interest	(370)	(10)	(551)	47
Total comprehensive income (loss) attributable to Soho House & Co Inc.	$(10,472)	$(33,927)	$(17,736)	$(71,051)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks and 26 weeks ended June 30, 2024

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Non-controlling Interest	Total Shareholders’ Deficit
As of December 31, 2023	$2,057	$1,231,941	$(1,376,532)	$29,641	$(62,000)	$(174,893)	$7,740	$(167,153)
Net income (loss)	-	-	(41,559)	-	-	(41,559)	(299)	(41,858)
Non-cash share-based compensation (Note 11)	11	7,325	-	-	-	7,336	-	7,336
Net change in cumulative translation adjustment	-	-	-	4,435	-	4,435	(57)	4,378
As of March 31, 2024	$2,068	$1,239,266	$(1,418,091)	$34,076	$(62,000)	$(204,681)	$7,384	$(197,297)
Net income (loss)	-	-	(29,899)	-	-	(29,899)	(306)	(30,205)
Distributions to non-controlling interests	-	-	-	-	-	-	(1,454)	(1,454)
Shares repurchased	-	-	-	-	(4,708)	(4,708)	-	(4,708)
Non-cash share-based compensation (Note 11)	3	3,469	-	-	-	3,472	-	3,472
Net change in cumulative translation adjustment	-	-	-	(4,028)	-	(4,028)	10	(4,018)
As of June 30, 2024	$2,071	$1,242,735	$(1,447,990)	$30,048	$(66,708)	$(239,844)	$5,634	$(234,210)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks and 26 weeks ended June 29, 2025

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Non-controlling Interest	Total Shareholders’ Deficit
As of December 29, 2024	$2,079	$1,246,584	$(1,539,500)	$35,174	$(79,396)	$(335,059)	$5,601	$(329,458)
Net income (loss)	-	-	8,168	-	-	8,168	(655)	7,513
Distributions to non-controlling interest	-	-	-	-	-	-	(2,358)	(2,358)
Non-cash share-based compensation (Note 11)	3	2,264	-	-	-	2,267	-	2,267
Net change in cumulative translation adjustment	-	-	-	(15,432)	-	(15,432)	181	(15,251)
As of March 30, 2025	$2,082	$1,248,848	$(1,531,332)	$19,742	$(79,396)	$(340,056)	$2,769	$(337,287)
Net income (loss)	-	-	24,885	-	-	24,885	(757)	24,128
Non-cash share-based compensation (Note 11)	1	1,888	-	-	-	1,889	-	1,889
Net change in cumulative translation adjustment	-	-	-	(35,357)	-	(35,357)	370	(34,987)
As of June 29, 2025	$2,083	$1,250,736	$(1,506,447)	$(15,615)	$(79,396)	$(348,639)	$2,382	$(346,257)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 26 weeks ended June 29, 2025 and June 30, 2024

	For the 26 Weeks Ended
(in thousands)	June 29, 2025	June 30, 2024
Cash flows from operating activities
Net income (loss)	$31,641	$(72,063)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	47,403	50,625
Non-cash share-based compensation (Note 11)	4,156	10,808
Deferred tax expense (benefit)	(357)	(5,889)
(Gain) loss on sale of property and other, net	(56)	(174)
Loss on impairment of long-lived assets and intangible assets	2,102	4,710
Share of (income) loss of equity method investments	(2,616)	(1,891)
Amortization of debt issuance costs	1,478	1,390
PIK interest	23,092	19,568
Distributions from equity method investees	246	325
Foreign exchange (gain) loss, net	(68,926)	10,654
Changes in assets and liabilities:
Accounts receivable	5,137	2,856
Inventories	455	(3,249)
Operating leases, net	(467)	8,929
Other operating assets	(6,686)	(18,750)
Deferred revenue	4,623	1,778
Accounts payable and accrued and other liabilities	22,607	32,569
Net cash provided by operating activities	63,832	42,196
Cash flows from investing activities
Purchase of property and equipment	(43,884)	(45,507)
Purchase of intangible assets	(11,838)	(8,947)
Investments in equity method investees	(14,500)	—
Property and casualty insurance proceeds received	7,199	—
Repayment of capital investment from equity method investee	—	10,706
Net cash used in investing activities	(63,023)	(43,748)
Cash flows from financing activities
Repayment of borrowings (Note 9)	(6,235)	(879)
Proceeds from borrowings (Note 9)	—	1,105
Principal payments on finance leases	(221)	(181)
Distributions to non-controlling interest	(2,358)	(1,454)
Purchase of treasury stock (Note 12)	—	(4,708)
Net cash (used in) provided by financing activities	(8,814)	(6,117)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	7,102	(1,779)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(903)	(9,448)
Cash, cash equivalents and restricted cash
Beginning of period	156,318	161,106
End of period	$155,415	$151,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 26 weeks ended June 29, 2025 and June 30, 2024

	For the 26 Weeks Ended
(in thousands)	June 29, 2025	June 30, 2024
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$150,305	$148,468
Restricted cash	$5,110	$3,190
Cash, cash equivalents and restricted cash as of June 29, 2025 and June 30, 2024	$155,415	$151,658
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$17,289	$17,875
Cash paid for income taxes	4,076	2,376
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	9,361	68,315
Acquisitions of property and equipment under finance leases	—	179
Prepaid capital expenditures	6,338	6,338
Accrued capital expenditures	16,677	8,277
Equity investment obtained in exchange for accounts receivable balance	9,019	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

1.
Nature of the Business

Soho House & Co Inc. is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. Our members engage with us through our global portfolio of 46 Soho Houses, 8 Soho Works Clubs, The Ned hotel sites, The LINE and Saguaro hotels, Scorpios Beach Clubs, Soho Home and our digital channels.

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

Management believes that the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the interim information included herein. The results of operations for the 13-week periods ended June 29, 2025 and June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Such historical adjustments described above were corrected and prior periods revised in our Annual Report on Form 10-K. Refer to Note 20, Revision of Prior Period Financial Statements, for additional information on the misstatements identified and quantification of the impact of

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024 correcting the misstatements. These prior period adjustments identified therein have been reflected in the comparative periods in these unaudited condensed consolidated financial statements.

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

We have experienced net losses and significant cash outflows over the past years as we develop our Houses. During the 13 weeks and 26 weeks ended June 29, 2025, the Company reported a consolidated net income of $24 million and a consolidated net income of $32 million, respectively. During the 26 weeks ended June 29, 2025, the Company had net cash provided by operations of $64 million. As of June 29, 2025, the Company had an accumulated deficit balance of $1,506 million, cash and cash equivalents of $150 million, and a restricted cash balance of $5 million.

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks and 26 weeks ended June 29, 2025, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, the timing of debt commitments within 12 months of the approval of these financial statements, and the continued availability of committed and accessible working capital to the Company.

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

We believe that the completed working capital events, our projected cash flows and the actions available to management to further control expenditure (particularly in respect of timing of capital works and labor costs), as necessary, provide the Company with sufficient working capital (including cash and cash equivalents) to mitigate the impact of inflationary pressures and consumer confidences subject to the following key factors:

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

Furthermore, the Company has access to an undrawn revolving credit facility of £75 million ($103 million), refer to Note 9, Debt, for additional information.

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

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks and 26 weeks ended June 29, 2025.

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

The Company recognized $2 million of impairment losses on long-lived assets, comprised of $2 million in respect of Operating lease assets during the 26 weeks ended June 29, 2025. In the 26 weeks ended June 29, 2025, the Company identified a triggering impairment event in their legacy Chicken Shop Soho Restaurant sites in the UK and performed an impairment analysis on these sites. The Company has been working on re-assigning or terminating these leases as the sites are no longer operational. However, the Company has been unable to do so to-date which is the

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024 primary reason for the asset impairment. As a result of this analysis, a $2 million non-cash impairment charge was recorded for these UK Soho Restaurant sites.

The Company recognized $5 million of impairment losses on intangible assets related to the termination of two hotel management contracts during the 13 weeks and 26 weeks ended June 30, 2024.

Business Interruption and Other Insurance Claims

The Company maintains insurance policies to cover business interruption and property damage with terms that it believes to be adequate and appropriate. When the Company receives proceeds from an insurance claim in connection with property damage, which reimburses the replacement cost for repair or replacement of damaged assets, the proceeds are recognized as a reduction against the value of the assets written off. Business interruption proceeds which reimburse the time-element of actual costs and lost profits following damage to property are recognized as non-operating income (Other, net) or operating income to the extent attributable to a specific site. Business interruption proceeds related to the cost to expedite repairs, retention pay to workers temporarily displaced, and additional expenses to stay in business following damage to property are recognized as a reduction of the related expense line item. If there are any outstanding receivables in respect of insurance recoveries, they are recognized only when the Company deems collection to be virtually certain.

Future Accounting Standards

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses its emerging growth company status. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope application for profits interest and similar awards ("ASU 2024-01"). This update adds an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest and similar awards ("profits interest awards") should be accounted for in accordance with Topic 718. ASU 2024-01 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses its emerging growth company status. Early adoption is permitted. ASU 2024-01 should be applied retrospectively to all prior periods presented in the financial statements or prospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2025 or the interim period in which the Company loses emerging growth company status. ASU 2024-02 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures as amended by ASU No 2025-01, issued in January 2025 that clarified the effective date ("ASU 2024-03"). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("ASU 2025-03"). This update revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. ASU 2025-03 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers: Clarifications to Share-Based Consideration Payable to a Customer ("ASU 2025-04"). This update revises the Master Glossary definition of the term performance condition for share-based consideration payable to a customer. ASU 2025-04 is effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

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

	As of
(in thousands)	June 29, 2025	December 29, 2024
Cash and cash equivalents	$4,940	$2,528
Accounts receivable	11,423	12,082
Inventories	16	4
Prepaid expenses and other current assets	6,317	5,380
Total current assets	22,696	19,994
Property and equipment, net	27,086	25,268
Operating lease assets	103,351	95,618
Other intangible assets, net	350	251
Other non-current assets	205	189
Total assets	153,688	141,320
Accounts payable	2,584	1,899
Accrued liabilities	8,982	7,072
Indirect and employee taxes payable	836	1,918
Current portion of debt, net of debt issuance costs	31,886	28,710
Current portion of operating lease liabilities - sites trading more than one year	7,185	6,689
Other current liabilities	239	210
Total current liabilities	51,712	46,498
Operating lease liabilities, net of current portion - sites trading more than one year	116,414	107,838
Total liabilities	168,126	154,336
Net assets (liabilities)	$(14,438)	$(13,016)

4.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through non-controlling interests in investments with one or more partners. There have been no changes in the Company’s equity method investment ownership interests in existing entities. During the 13 weeks ended June 29, 2025, the Company acquired a new equity method investment, the LINE LA Hotel Joint Venture, described further below.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

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

LINE LA Hotel Joint Venture

During the 13 weeks ended June 29, 2025, the Company acquired a new equity method investment reflecting an ownership interest in the LINE LA Hotel, a property that it had previously managed pursuant to a hotel management agreement (“HMA”).

On June 4, 2025, SAGL HoldCo LLC, a wholly owned subsidiary of the Company, entered into an operating agreement for Wilshire LA Hotel JV LLC with CREP LA Hotel Holdings LLC ("Corten") ("the LINE LA Hotel Joint Venture"). In exchange for their respective ownership interests in the LINE LA Hotel Joint Venture, Corten contributed 100% of the limited liability interests in CREP LA Hotel LLC ("CREP LA") for an initial capital of $37 million and the real and personal property interests in the LINE LA Hotel, while SAGL HoldCo LLC contributed initial capital of $15 million and the Company relinquished its legacy outstanding $9 million accounts receivable (relating to hotel management services and shared services provided to the LINE LA Hotel in prior periods pursuant to the legacy HMA).

The Company has identified the party or parties that make decisions that most significantly impact the economic performance of the LINE LA Hotel Joint Venture and has concluded that the Company is not the primary beneficiary. The Company has the ability to exercise significant influence over the operating and financial policies of the LINE LA Hotel Joint Venture, however does not constitute power, and has applied the equity method of accounting for SAGL HoldCo LLC's ownership interest. The Company's investment in the LINE LA Hotel Joint Venture is included in the following line-items on the consolidated balance sheet: $25 million included in "Equity method investments" relating to the carrying value of the Company's ownership interest and less than $1 million included in "Accounts receivable, net" relating to the accrued HMA fees receivable to MCGA Hotels LLC from the LINE LA Hotel Joint Venture, see Note 16, Related Party Transactions.

Refer to Note 13, Commitments and Contingencies for further information on the guarantees signed in connection with this transaction.

Summarized Financial Information

The following table presents summarized financial information for all of the Company's unconsolidated equity method investees. The Company’s maximum exposure to losses related to its equity method investments is limited to its ownership interests.

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenues	$15,529	$14,373	$27,962	$26,336
Operating income (loss)	5,403	5,109	9,140	7,824
Net income (loss)(1)	4,563	3,223	7,323	3,876

(1)
The net income (loss) shown above relates entirely to continuing operations.
5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across The Americas, Europe, and Asia, which includes 57 equipment leases. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has three material finance leases with 25 years renewal options, with rent payments on renewal based on upward changes in inflation rates. As of June 29, 2025, the Company recognized right-of-use assets and lease liabilities for 187 operating leases and 3 material finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

In the 26 weeks ended June 29, 2025, the Company identified a triggering impairment event in their legacy Chicken Shop Soho Restaurant sites in the UK and performed an impairment analysis on these sites. The Company has been working on re-assigning or terminating these leases as the sites are no longer operational. However, the Company has been unable to do so to-date, which is the primary reason for the asset impairment. As a result of this analysis, a $2 million non-cash impairment charge was recorded for these UK Soho Restaurant sites. No impairment loss was recorded for the 13 weeks and 26 weeks ended June 30, 2024.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

The maturity of the Company’s operating and finance lease liabilities as of June 29, 2025 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2025	$85,527	$3,259
2026	170,058	6,516
2027	161,616	6,494
2028	160,924	6,447
2029	162,182	6,447
Thereafter	1,701,949	222,976
Total undiscounted lease payments	2,442,256	252,139
Present value adjustment	(1,041,118)	(168,284)
Total net lease liabilities	$1,401,138	$83,855

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Gross straight-line rent expense recognized as part of In-House operating expenses for operating leases was $43 million and $39 million for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $83 million and $77 million for the 26 weeks ended June 29, 2025 and June 30, 2024, respectively. Sublease income is netted against in-House operating expenses for operating leases of $2 million and $2 million for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $4 million and $3 million for the 26 weeks ended June 29, 2025 and June 30, 2024, respectively.

For the 13 weeks ended June 29, 2025 and June 30, 2024, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and $1 million, respectively, and interest expense related to finance leases of $1 million and $1 million, respectively. For the 26 weeks ended June 29, 2025 and June 30, 2024, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and $1 million, respectively, and interest expense related to finance leases of $3 million and $3 million, respectively. The Company recognized $1 million and $1 million of variable lease payments for finance leases for the 13 weeks ended June 29, 2025 and June 30, 2024 and $1 million and $1 million of variable lease payments for finance leases for the 26 weeks ended June 29, 2025 and June 30, 2024.

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

The Company currently leases four properties from related parties as described in Note 16, Related Party Transactions. The four properties have a combined right-of-use asset of $26 million and $26 million reported within “Operating lease assets” in the unaudited condensed consolidated balance sheets as of June 29, 2025 and December 29, 2024, respectively. The related combined short term lease liability amounts to $1 million and $3 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of June 29, 2025 and December 29, 2024. The related combined long term lease liability amounts to $34 million and $34 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of June 29, 2025 and December 29, 2024, respectively. The straight-line rent recorded within “In-house operating expenses” associated with the four, as June 29, 2025, and seven leases that were related parties as of June 30, 2024, amounted to $1 million and $5 million for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $2 million and $11 million for the 26 weeks ended June 29, 2025 and June 30, 2024, respectively.

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 26 Weeks Ended
(in thousands)	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(83,534)	$(73,931)
Interest payments for finance leases	$(2,905)	$(2,735)
Cash flows from financing activities:
Principal payments for finance leases	$(221)	$(181)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$9,361	$68,315
Acquisitions of property and equipment under finance leases	$-	$179

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

The following summarizes additional information related to operating and finance leases:

	As of
	June 29, 2025	June 30, 2024
Weighted-average remaining lease term
Finance leases	41 years	41 years
Operating leases	15 years	16 years
Weighted-average discount rate
Finance leases	7.30%	7.29%
Operating leases	7.92%	7.91%

As of June 29, 2025, the Company has entered into 11 operating lease agreements that are signed but have not commenced. Of these, 8 relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord and for 3 of these, construction has not commenced. Refer to Note 16, Related Party Transactions for further information on the lease agreements, both active and not commenced, with related parties.

The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2025, 2026, 2027 and 2028. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2025, 2026, 2027 and 2028 will be $140 million, $279 million, $144 million and $520 million, respectively, with weighted-average expected lease terms of 23 years, 23 years, 17 years and 17 years for 2025, 2026, 2027 and 2028, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments, net of lease incentives, for current leases signed but not commenced, including properties where the SHD team is acting as the construction manager as of June 29, 2025:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments, net of lease incentives
Remainder of 2025	$625
2026	4,767
2027	10,472
2028	39,876
2029	49,661
Thereafter	978,494
Total undiscounted lease payments for leases signed but not commenced, net of lease incentives	$1,083,895

6.
Revenue Recognition

Disaggregated revenue disclosures for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024 are included in Note 15, Segments. Revenue from membership fees, legacy one-time registration fees, House Introduction Credits, design & build-out contracts and exclusivity & incentive fee contracts are the primary arrangements for which revenue is recognized over time.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending June 29, 2025:

(in thousands)	Next twelve months from June 29, 2025	Future periods
Revenue recognized over time	$116,123	$23,785
Total future revenues	$116,123	$23,785

All consideration from contracts with customers is included in the amounts presented above.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	June 29, 2025	December 29, 2024
Contract receivables	$71,115	$78,890
Contract assets	$1,261	$3,257
Contract liabilities	$188,307	$174,697

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

Contract liabilities include deferred membership revenue, hotel deposits and gift vouchers (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets). Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $33 million and $38 million during the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $67 million and $70 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively.

The Company recognized revenue relating to transactions with related parties totaling $3 million and $4 million recorded within “Other revenues” in the unaudited condensed consolidated statements of operations during the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $6 million and $10 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively. The Company recognized a receivable related to these transactions with related parties amounting to $20 million and $31 million recorded within "Accounts receivable, net" in the unaudited condensed consolidated balance sheets as of June 29, 2025 and December 29, 2024. Refer to Note 16, Related Party Transactions for further information.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods (primarily for sale in our Retail business) which are externally sourced. Raw materials and service stock and supplies totaled $19 million and $23 million as of June 29, 2025 and December 29, 2024, respectively. Finished goods totaled $39 million and $31 million as of June 29, 2025 and December 29, 2024, respectively.

The Company recognized accrued revenue relating to transactions with related parties amounting to $4 million and $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheets as of June 29, 2025 and December 29, 2024. Refer to Note 16, Related Party Transactions for further information.

The table below presents the components of prepaid expenses and other current assets.

	As of

(in thousands)	June 29, 2025	December 29, 2024
Amounts owed by equity method investees	$2,831	$2,379
Prepayments and accrued income	66,747	36,350
Contract assets	1,261	3,257
Inventory supplier advances	12,798	12,139
Other receivables	38,479	44,649
Total prepaid expenses and other current assets	$122,116	$98,774

8.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	June 29, 2025	December 29, 2024
Accrued interest	$6,046	$7,113
Hotel deposits	17,652	12,414
Trade and other accruals	102,323	78,955
Total accrued liabilities	$126,021	$98,482

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

9.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	June 29, 2025	December 29, 2024
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027 (see additional description below)	$682,783	$644,002
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2025 (see additional description below)	31,886	27,369
Other loans (see additional description below)	15,145	20,115
	729,814	691,486
Less: Current portion of long-term debt	(33,715)	(34,618)
Total long-term debt, net of current portion	$696,099	$656,868

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	June 29, 2025	December 29, 2024
Term Loan, interest at 6.99%, maturing June 1, 2033	$137,757	$137,385
Total property mortgage loans	$137,757	$137,385

The weighted-average interest rate on fixed rate borrowings was 8% as of June 29, 2025 and 8% as of December 29, 2024. There were no outstanding floating rate borrowings as of June 29, 2025 or December 29, 2024.

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

Debt: Senior Secured Notes

On March 31, 2021, Soho House Bond Limited issued senior secured notes pursuant to a Notes Purchase Agreement, which were subscribed to by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for an aggregate amount of up to $100 million which were issued for the full amount on March 9, 2022 (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $15 million and $15 million during the 13 weeks ended June 29, 2025 and June 30, 2024, respectively and $29 million and $27 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively. As of June 29, 2025 and December 29, 2024, an accrual of $9 million and $8 million, respectively, was recognized in Non Current Liabilities on the consolidated balance sheet relating to payment-in-kind interest on the Senior Secured Notes.

Debt: Soho Works Limited Loans

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures, following the extensions, at the earliest of: (a) September 29, 2025; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the lenders may determine in their sole discretion. The carrying amount of the term loan was £23 million ($32 million) and £22 million ($27 million) as of June 29, 2025 and December 29, 2024, respectively. The Company incurred interest expense of less than $1 million and $1 million on this facility during the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $1 million and $1 million on this facility during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months).

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Debt: Other Loans

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of June 29, 2025	Applicable interest rate as of June 29, 2025
Dean Street Loan	Great Britain pound sterling	March 2040	$9,747	6.0%
Copenhagen loan	Danish krone	November 2033	2,067	8.0%
Copenhagen loan	Danish krone	November 2038	1,087	0.0%
Greek Street loan	Great Britain pound sterling	January 2028	2,025	7.5%
Greek government loan	Euro	July 2025	219	3.1%

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

The Company incurred interest expense of $3 million and $5 million on the Term Loan during the 13 weeks and 26 weeks ended June 29, 2025, respectively, and $2 million and $5 million during the 13 weeks and 26 weeks ended June 30, 2024, respectively.

Revolving Credit Facility

On November 10, 2022, Soho House Bond Limited, a wholly-owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility referred to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. On February 21, 2025 the Agreement was amended to extend the maturity date from July 25, 2026 to December 31, 2026. All other material terms remain substantially unchanged. As of June 29, 2025, the facility remains undrawn with £75 million ($103 million) available to draw under this facility. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of less than $1 million and less than $1 million in respect of the Revolving Credit Facility during the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $1 million and $1 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans that are described in the preceding paragraphs as of June 29, 2025:

(in thousands)
Remainder of 2025	$32,658
2026	1,648
2027	688,581
2028	941
2029	916
Thereafter	149,131
$873,875

10.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 29, 2025 or December 29, 2024.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the Senior Secured Notes and the property mortgage loans as of June 29, 2025 and December 29, 2024 using a discounted cash flow analysis. The fair value of the other non-current debt is estimated as of June 29, 2025 and December 29, 2024 using a discounted cash flow analysis, except for the Dean Street Loan and the Copenhagen Loan where fair value is estimated to be equal to the current carrying value of each instrument as of June 29, 2025 based on a comparison of each instrument's contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of June 29, 2025 and December 29, 2024.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2025 and thereafter:

(in thousands)	Carrying Value	Fair Value
June 29, 2025
Senior Secured Notes	$682,783	$643,675
Term Loan	137,757	103,187
Other loans	15,145	14,941
	$835,685	$761,803

(in thousands)	Carrying Value	Fair Value
December 29, 2024
Senior Secured Notes	$644,002	$596,976
Term Loan	137,385	99,283
Other loans	20,115	19,853
	$801,502	$716,112

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

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of non-qualified stock options, SARs, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs"). The PSUs generally vest (i) upon the completion of a minimum service period and (ii) the Company's achievement of certain performance goals established at grant. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available is permitted to increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022, subject to approval by the board of directors (the "board"). As of June 29, 2025, there were 3,466,684 shares available for future awards. The Company granted 127,575 new RSUs under the 2021 Plan during the 26 weeks ended June 29, 2025. There were no new RSUs granted under the 2021 Plan during the 13 weeks ended June 29, 2025.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Awards outstanding under the plan

As of June 29, 2025 and December 29, 2024, there were 975,795 and 1,238,630 RSUs outstanding under the 2021 Plan, respectively. As of June 29, 2025 and December 29, 2024, there were 5,584,084 and 5,839,704 SARs outstanding under the 2020 Plan and 2021 Plan, respectively. As of June 29, 2025 and December 29, 2024, there were zero and 600,749 PSUs outstanding under the 2021 Plan, respectively.

Share-based compensation during the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
SARs	$—	$482	$323	$1,324
RSUs	1,889	2,039	3,833	8,470
PSUs	—	951	—	1,014
Employer-related payroll expense(1)	267	126	360	829
Total share-based compensation expense	$2,156	$3,598	$4,516	$11,637
Tax benefit for share-based compensation expense	—	—	—	—
Share-based compensation expense, net of tax	$2,156	$3,598	$4,516	$11,637

(1)
Relates to employment related taxes, including employer national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

The weighted-average assumptions used in valuing SARs granted or modified during each period are set forth in the following table:

	For the 26 Weeks Ended June 29, 2025	For the Fiscal Year Ended December 29, 2024
Expected average life(1)	N/A	3.21 - 4.81 years
Expected volatility(2)	N/A	76%
Risk-free interest rate(3)	N/A	4.17 - 4.29%
Expected dividend yield(4)	N/A	0%
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

As of June 29, 2025, total compensation expense not yet recognized is as follows:

•
With respect to the unvested SARs issued under the 2020 Plan and 2021 plans, the total compensation expense not yet recognized is zero.
•
With respect to the RSUs issued under the 2021 Plan, approximately $2 million, which is expected to be recognized over a weighted-average period of 0.9 years.

12.
Earnings Per Share and Shareholders’ Equity

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

The tables below present changes in each class of the Company’s common stock, as applicable:

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of December 31, 2023	53,741,731	141,500,385
Shares issued related to share-based compensation	1,064,054	—
As of March 31, 2024	54,805,785	141,500,385
Shares issued related to share-based compensation	282,560	—
Shares repurchased	(891,045)	—
As of June 30, 2024	54,197,300	141,500,385

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of December 29, 2024	52,731,922	141,500,385
Shares issued related to share-based compensation	264,579	—
As of March 30, 2025	52,996,501	141,500,385
Shares issued related to share-based compensation	206,388	—
As of June 29, 2025	53,202,889	141,500,385

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

There were no repurchases during the 13 weeks and 26 weeks ended June 29, 2025.

Earnings Per Share

The Company computes earnings per share using the two-class method. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted profit per share attributable to common stockholders are therefore the same for Class A and Class B common stock.

The following table shows the reconciliation of the numerators and denominators used to compute earnings per share of Class A and Class B Common Stock:

	For the 13 Weeks Ended		For the 26 Weeks Ended
(in thousands except for per share data)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator (basic and diluted)
Profit (loss) attributable to Soho House & Co Inc	$24,885	$(29,899)	$33,053	$(71,458)

Denominators (basic and diluted)
Weighted average Class A and Class B shares - basic	194,596	196,258	194,530	195,987

RSU share based compensation awards	545	-	482	-
SAR share based compensation awards	1,254	-	1,520	-

Weighted average Class A and Class B shares - diluted	196,395	196,258	196,532	195,987

Basic earnings (loss) per share	$0.13	(0.15)	$0.17	(0.36)

Diluted earnings (loss) per share	$0.13	(0.15)	$0.17	(0.36)

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Business Interruption and Property Insurance

The Company maintains insurance policies to cover business interruption with terms that management believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions and may not be sufficient to cover all of the losses incurred.

In the fourth quarter of fiscal 2024, one of our UK properties suffered damages due to flooding which caused significant damage to certain structures and facilities within the site. The Company is still evaluating the complete scope of property damage and business interruption loss. As of December 29, 2024, the Company reported an estimate of the book value of the property and equipment written off and remediation costs of $6 million. As of June 29, 2025 the Company incurred further costs of $1 million. The Company has recorded a corresponding insurance receivable, included in prepaid expenses and other current assets on the consolidated balance sheets as of June 29, 2025 and December 29, 2024. As of June 29, 2025 and December 29, 2024 the Company received cash proceeds of $7 million and $1 million, respectively. We believe our insurance coverage should be sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles; therefore, we have not recorded any loss on the consolidated statements of operations for the 26 weeks ended June 29, 2025.

As a result of the flood damage, the Company recorded business interruption insurance proceeds totaling less than $1 million related to the reimbursement of lost profits as a result of the closure. This amount is recorded as business interruption income in the In-House operating expenses in the unaudited condensed consolidated statement of operations for the 26 weeks ended June 29, 2025.

During the 26 weeks ended June 29, 2025, the Company’s Los Angeles properties were impacted by the wildfires. The Company has filed a business interruption insurance claim of $5 million in connection to the loss of business incurred during this period which has not been fully settled and continues to be evaluated. As of June 29, 2025, the Company received cash proceeds of less than $1 million in connection with the ongoing business interruption insurance claim.

COVID-19 Business Interruption Insurance Proceeds

On February 19, 2025, the Company received $23 million (£18 million) of business interruption insurance proceeds, net of fees, from one of its insurers. The proceeds relate to the impacts of general business interruption (including lost revenues and additional costs incurred) in the United Kingdom due to the COVID-19 pandemic. The recovery is presented in “Business interruption proceeds, net” within the unaudited condensed consolidated statement of operations (would generally be presented in line-item 'Other, net' however separately presented due to magnitude of this amount during the 26 weeks ended June 29, 2025) and is included in net cash provided by operating activities in the unaudited condensed consolidated statement of cash flows for the 26 weeks ended June 29, 2025. This payment represents a full and final settlement of all claims the Company has or may have related to business interruption losses and associated costs and expenses arising from the COVID-19 pandemic in the UK.

Lease Commitments

See Note 5 - Leases for information on estimated future undiscounted lease payments for current leases signed but not commenced as of June 29, 2025.

ERP Program Commitments

The Company has entered into contracts with third parties relating to its previously-announced ERP implementation program. As of June 29, 2025 the Company has remaining contractual commitments of £16 million ($22 million), which are expected to be settled over the course of the remainder of 2025 and during 2026.

As of June 29, 2025, the Company capitalized $5 million of implementation costs related to the ERP system, included in balance sheet line-item 'Other intangible assets, net'.

LINE LA Hotel Joint Venture Guarantees and Capital Contributions

During the 13 weeks ended June 29, 2025, the Company acquired a new equity method investment reflecting an ownership interest in the LINE LA Hotel. Refer to Note 4, Equity Method Investments for further information on this acquisition.

On June 4, 2025, CREP LA Hotel LLC, a wholly owned subsidiary of the LINE LA Hotel Joint Venture ("CREP LA"), entered into a loan agreement (“LINE LA Loan Agreement”) with a third party lender for $54.0 million which matures on January 31, 2027, and bears interest of SOFR plus 462 basis points per annum (subject to a floor of 4.75%), with interest payable throughout the term. The LINE LA Loan Agreement is secured by the land, building and improvements of the hotel, all fixtures attached thereto and all other real and personal property interests, including the assignment of leases and rents. The Company’s wholly owned subsidiary, US AcquireCo, Inc., and affiliates of Corten ("Corten Guarantors") provided joint and several senior loan guarantees for the benefit of the lender for the term of the LINE LA Loan Agreement with respect to (i) CREP LA's payment of recourse obligations pursuant to the LINE LA Loan Agreement; ii) an indemnification against certain losses arising from non-compliance with environmental laws and similar events at the property, and iii) any failure by CREP LA to pay carry costs (including taxes, insurance premiums, operating expenses and debt service) as and when due. US AcquireCo, Inc. is required to comply with specified financial covenants under the LINE LA Loan Agreement at all times. The Company’s wholly-owned subsidiaries, US AcquireCo, Inc. and Soho House Limited, have entered into a reimbursement agreement with the Corten Guarantors to allocate liability under the senior loan guarantees, as well as liability arising under certain indemnification obligations under the LINE LA Hotel Joint Venture. Soho House Limited shall become liable for amounts payable by US AcquireCo, Inc. under the reimbursement agreement if US AcquireCo, Inc. fails to fund such amounts within 20 days after written demand. However, because the Company exercises joint control over the LINE LA Hotel Joint Venture, its obligations relate to its own performance. In accordance with the scope exception in ASC 460, the Company determined that this arrangement does not meet the definition of a guarantee under ASC 460. Accordingly, the Company has not recognized the fair value of a liability related to these obligations in its consolidated financial statements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Pursuant to the operating agreement for the LINE LA Hotel Joint Venture, SAGL HoldCo LLC is contractually obligated to provide additional capital contributions to the extent the LINE LA Hotel Joint Venture experiences liquidity shortfalls. These capital contributions are capped at $37 million (inclusive of its initial capital contribution of $15 million), less six months of debt service on the LINE LA Loan Agreement. No amounts were funded for the period ended June 29, 2025.

14.
Income Taxes

The effective tax rate for the 13 weeks ended June 29, 2025 was 39.7%, compared to an effective tax rate of 3.5% for the 13 weeks ended June 30, 2024. The effective tax rate for the 26 weeks ended June 29, 2025 was 41.7% compared to 5.7% for the 26 weeks ended June 30, 2024. The effective tax rate for the 13 weeks and 26 weeks ended June 29, 2025 differs from the US statutory rate of 21% primarily due to the business interruption proceeds received in the 13 weeks and 26 weeks ended June 29, 2025 taxed discretely at the UK rate, the significant foreign exchange gains which are taxable in the UK, the current mix of positive and negative earnings in the various jurisdictions the Company operates in and valuation allowances which reduce the amount of tax benefit recognized. The existence of loss restriction rules in both US and non-US jurisdictions result in current tax charges despite the Company having excess unrecognized tax losses in these territories. Additionally, the Company is calculating current tax charges in certain U.S. and non-U.S. jurisdictions in respect of uncertain tax positions.

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

The gross unrecognized tax benefits have increased by $3 million and $4 million in the 13 weeks and 26 weeks ended June 29, 2025.

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

The following tables present disaggregated revenue for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

The following tables present the reconciliation of reportable segment EBITDA to total consolidated net income:

	For the 13 Weeks Ended June 29, 2025
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership Revenues	$57,094	$35,273	$15,344	$107,711	$14,686	$122,397
In-House Revenues	53,631	52,731	34,231	140,593	-	140,593
Other Revenues	19,835	17,750	15,931	53,516	28,827	82,343
Elimination of equity accounted revenue	(3,752)	(2,083)	(9,694)	(15,529)	-	(15,529)
Total consolidated segment revenue	$126,808	$103,671	$55,812	$286,291	$43,513	$329,804
In House Operating Expenses	(70,924)	(61,601)	(35,547)	(168,072)	(1,972)	(170,044)
Other Operating Expenses	(13,770)	(9,655)	(15,548)	(38,973)	(34,846)	(73,819)
Total segment operating expenses	$(84,694)	$(71,256)	$(51,095)	$(207,045)	$(36,818)	$(243,863)
Other segment items	(12,918)	(936)	(6,657)	(20,511)	(9,513)	(30,024)
Share of equity method investments adjusted EBITDA	924	310	1,980	3,214	-	3,214
Reportable segments EBITDA	$30,120	$31,789	$40	$61,949	$(2,818)	$59,131
Unallocated corporate overhead						(11,144)
Consolidated segmental EBITDA						$47,987
Depreciation and amortization						(23,389)
Interest expense, net						(21,666)
Income tax expense						(15,863)
Gain (loss) on sale of property and other, net						54
Share of income of equity method investments						1,882
Foreign exchange						47,405
Pre-opening expenses						(3,191)
Non-cash rent						564
Deferred registration fees, net						385
Share of equity method investments adjusted EBITDA						(3,214)
Share-based compensation expense						(2,156)
Other expenses, net (1)						(4,670)
Net income						$24,128

(1) Other expenses, net includes a $4 million expense related to third party advisory expenses incurred by the Company and its independent special committee in regard to the evaluation of certain strategic transactions and a $2 million expense related to the planned ERP systems implementation.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

	For 13 Weeks Ended June 30, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$50,389	$29,951	$13,090	$93,430	$12,283	$105,713
In-House revenues	53,490	48,084	33,560	135,134	—	135,134
Other revenues	19,072	16,724	14,108	49,904	26,569	76,473
Elimination of equity accounted revenue	(3,388)	(1,915)	(9,070)	(14,373)	—	(14,373)
Total consolidated segment revenue	$119,563	$92,844	$51,688	$264,095	$38,852	$302,947
In House Operating Expenses	(72,984)	(55,356)	(34,910)	(163,250)	(729)	(163,979)
Other Operating Expenses	(13,388)	(9,103)	(12,645)	(35,136)	(31,775)	(66,911)
Total segment operating expenses	$(86,372)	$(64,459)	$(47,555)	$(198,386)	$(32,504)	$(230,890)
Other segment items	(12,890)	1,281	(4,334)	(15,943)	(9,591)	(25,534)
Share of equity method investments adjusted EBITDA	646	273	1,892	2,811	—	2,811
Reportable segments EBITDA	$20,947	$29,939	$1,691	$52,577	$(3,243)	$49,334
Unallocated corporate overhead						(10,246)
Consolidated segmental EBITDA						$39,088
Depreciation and amortization						(25,131)
Interest expense, net						(19,989)
Income tax benefit						1,103
Gain on sale of property and other, net						109
Share of income of equity method investments						1,514
Foreign exchange						(5,173)
Pre-opening expenses						(5,651)
Non-cash rent						(2,626)
Deferred registration fees, net						465
Share of equity method investments EBITDA						(2,811)
Share-based compensation expense						(3,598)
Loss on impairment of long-lived assets and intangible assets (1)						(4,710)
Other expenses, net (2)						(2,795)
Net loss						$(30,205)

(1) The Company recognized impairment losses on intangible assets related to the termination of two hotel management contracts.

(2) Other expenses, net include a $1 million expense related to third party advisory expenses incurred by the Company's independent special committee in request of the evaluation of certain strategic transactions and a $2 million expense incurred with respect to a strategic reorganization program of the Company's operations and support teams.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

	For the 26 Weeks Ended June 29, 2025
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership Revenues	$113,372	$67,492	$29,363	$210,227	$28,568	$238,795
In-House Revenues	105,695	93,623	58,702	258,020	—	258,020
Other Revenues	37,894	32,005	17,554	87,453	56,362	143,815
Elimination of equity accounted revenue	(8,234)	(3,626)	(16,102)	(27,962)	—	(27,962)
Total consolidated segment revenue	$248,727	$189,494	$89,517	$527,738	$84,930	$612,668
In House Operating Expenses	(146,094)	(118,683)	(67,004)	(331,781)	(2,709)	(334,490)
Other Operating Expenses	(27,518)	(17,815)	(18,412)	(63,745)	(68,052)	(131,797)
Total segment operating expenses	$(173,612)	$(136,498)	$(85,416)	$(395,526)	$(70,761)	$(466,287)
Other segment items	(26,764)	4,671	(12,659)	(34,752)	(18,282)	(53,034)
Share of equity method investments adjusted EBITDA	1,730	409	3,012	5,151	—	5,151
Reportable segments EBITDA	$50,081	$58,076	$(5,546)	$102,611	$(4,113)	$98,498
Unallocated corporate overhead						(22,248)
Consolidated segmental EBITDA						$76,250
Depreciation and amortization						(47,403)
Interest expense, net						(43,041)
Income tax expense						(22,605)
Gain (loss) on sale of property and other, net						56
Share of income of equity method investments						2,616
Foreign exchange						68,926
Pre-opening expenses						(5,226)
Non-cash rent						(2,094)
Deferred registration fees, net						852
Share of equity method investments adjusted EBITDA						(5,151)
Share-based compensation expense						(4,516)
Loss on impairment of long-lived assets and intangible assets (1)						(2,102)
Business interruption proceeds, net (2)						22,899
Other expenses, net (3)						(7,820)
Net income						$31,641

(1) Following the Company's impairment review, the Company recognized $2 million of impairment losses on long-lived assets (operating lease assets) which relates to the legacy Chicken Shop restaurant sites in the UK. This impairment loss is reported within 'Loss on impairment of long-lived assets' in the unaudited condensed consolidated statement of operations for the 26 weeks ended June 29, 2025.

(2) $23 million of business interruption proceeds received and recognized during the 26 weeks ended June 29, 2025 related to the impacts of general business interruption (including lost revenues and additional costs incurred) in the UK due to the COVID-19 pandemic. Refer to Note 13, Commitments and Contingencies, for further information.

(3) Other expenses, net includes a $5 million expense related to third party advisory expenses incurred by the Company and its independent special committee in regard to the evaluation of certain strategic transactions and a $3 million expense related to the ERP systems implementation.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

	For 26 Weeks Ended June 30, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$98,616	$59,021	$25,978	$183,615	$24,439	$208,054
In-House revenues	104,688	88,362	57,105	250,155	—	250,155
Other revenues	38,137	30,163	15,250	83,550	49,468	133,018
Elimination of equity accounted revenue	(7,721)	(3,550)	(15,065)	(26,336)	—	(26,336)
Total consolidated segment revenue	$233,720	$173,996	$83,268	$490,984	$73,907	$564,891
In House Operating Expenses	(138,475)	(108,094)	(67,012)	(313,581)	(1,869)	(315,450)
Other Operating Expenses	(26,897)	(17,889)	(14,360)	(59,146)	(60,190)	(119,336)
Total segment operating expenses	$(165,372)	$(125,983)	$(81,372)	$(372,727)	$(62,059)	$(434,786)
Other segment items	(26,706)	2,591	(6,623)	(30,738)	(19,848)	(50,586)
Share of equity method investments adjusted EBITDA	1,392	418	2,741	4,551	—	4,551
Reportable segments EBITDA	$43,034	$51,022	$(1,986)	$92,070	$(8,000)	$84,070
Unallocated corporate overhead						(20,679)
Consolidated segmental EBITDA						$63,391
Depreciation and amortization						(50,625)
Interest expense, net						(41,188)
Income tax benefit						4,329
Gain on sale of property and other, net						174
Share of income of equity method investments						1,891
Foreign exchange						(10,654)
Pre-opening expenses						(11,397)
Non-cash rent						(1,885)
Deferred registration fees, net						932
Share of equity method investments EBITDA						(4,551)
Share-based compensation expense						(11,637)
Loss on impairment of long-lived assets and intangible assets (1)						(4,710)
Other expenses, net (2)						(6,133)
Net loss						$(72,063)

(1) The Company recognized impairment losses on intangible assets related to the termination of two hotel management contracts.

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

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of June 29, 2025 and December 29, 2024. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM. Further, Management concluded it was impractical to report revenues from external customers attributed to the Company's country of domicile and all material foreign countries.

	As of
(in thousands)	June 29, 2025	December 29, 2024
Long-lived assets by geography
The Americas	$894,969	$868,883
United Kingdom	595,550	548,996
Europe	336,956	294,394
Asia	30,945	35,024
Total long-lived assets	$1,858,420	$1,747,297

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

16.
Related Party Transactions and Balances

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	June 29, 2025	December 29, 2024
Soho House Toronto Partnership	$909	$745
Raycliff Red LLP	(8,352)	(6,957)
Mirador Barcel S.L.	199	(1,081)
Little Beach House Barcelona S.L.	(599)	(355)
Mimea XXI S.L.	1,078	961
Soho Beach House Canouan Limited	645	673
StoreBerlin Limited	2,344	1,470
Wilshire LA Hotel JV LLC	189	—
Total	$(3,587)	$(4,544)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Lease contracts with Related Parties

Through Soho Works 875 Washington, LLC, the Company is a party to a property lease agreement dated April 19, 2019, for 875 Washington Street, New York with 875 Washington Street Owner, LLC, an affiliate of Raycliff Capital, LLC controlled by a member of the board until June 20, 2024 when the member of the board stood down from their position. The handover of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years and 8 months until March 31, 2036, with further options to extend. The rent expense associated with this lease was $2 million during the 13 weeks ended June 30, 2024 and was $4 million during the 26 weeks ended June 30, 2024.

The Company is party to a property lease arrangement with The Yucaipa Companies LLC ("Yucaipa") for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 15 years until March 31, 2030. The operating right-of-use asset and liability associated with this lease are $6 million and $8 million as of June 29, 2025, respectively, and $6 million and $8 million as of December 29, 2024, respectively. The rent expense associated with this lease was less than $1 million and $1 million for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively and $1 million and $1 million for the 26 weeks ended June 29, 2025 and June 30, 2024.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019, for 137 Ludlow Street, New York with 137 Ludlow Gardens LLC, an affiliate of Yucaipa. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $15 million, respectively, as of June 29, 2025 and $8 million and $15 million, respectively, as of December 29, 2024. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $1 million and $1 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively.

The Company leases the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of Yucaipa, until August 2024 when ownership was transferred to a third party. This lease commenced on October 16, 2021. This lease runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The rent expense associated with this lease was $1 million for the 13 weeks ended June 30, 2024, and $3 million during the 26 weeks ended June 30, 2024.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC which held a portion of the SHHL redeemable C ordinary shares prior to the IPO and continues to hold Class A common stock of SHCO. However on June 20, 2024 the affiliate stood down from the board. This lease commenced on June 1, 2021 and runs for a term of 19 years until December 15, 2039. The rent expense associated with this lease was $1 million during the 13 weeks ended June 30, 2024 and $1 million during the 26 weeks ended June 30, 2024.

The Company leases a property from GHPSI, LLC, an affiliate of Yucaipa, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $4 million and $4 million, respectively, as of June 29, 2025 and $4 million and $4 million, respectively as of December 29, 2024. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and less than $1 million and less than $1 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively.

The Company leases a property located at 27984 Highway 189, Lake Arrowhead, California from RLAHI, LLC, an affiliate of Yucaipa. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet commenced as the property is not yet operational. This has a receivable balance of less than $1 million and less than $1 million as of June 29, 2025 and December 29, 2024, respectively.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

The Company leases a property from GHPSI, LLC, an affiliate of Yucaipa, in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $8 million, respectively, as of June 29, 2025 and $8 million and $8 million, respectively, as of December 29, 2024. The receivable due to the Company associated with this lease was less than $1 million and less than $1 million as of June 29, 2025 and December 29, 2024 respectively. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $1 million and $1 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively.

Hotel Management agreements with Related Parties

The Company recognized management fees, development fees and cost reimbursements from the Ned-Soho House, LLP, a joint venture between the Company and an affiliate of Yucaipa, related to the operations of the Ned London. The Company recognized a receivable of $6 million and $10 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of June 29, 2025 and December 29, 2024. The Company also recorded a payable of less than $1 million and $3 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as of June 29, 2025 and December 29, 2024. The accrued revenue balance for Ned-Soho House LLP associated with the fees was $4 million and $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheet as of June 29, 2025 and December 29, 2024. Ned-Soho House, LLP also recognized a receivable relating to Retail related revenue from Soho House brands for $3 million and $2 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of June 29, 2025 and December 29, 2024 and a payable for less than $1 million and less than $1 million reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet as of June 29, 2025 and December 29, 2024 .The revenue recognized from the management fees, development fees and cost reimbursements was $1 million and $1 million during 13 weeks ended June 29, 2025 and June 30, 2024, and $2 million and $2 million during 26 weeks ended June 29, 2025 and June 30, 2024 respectively and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. The revenue recognized from the Retail related services was less than $1 million and less than $1 million during the 13 weeks ended June 29, 2025 and June 30, 2024 and less than $1 million and less than $1 million during the 26 weeks ended June 29, 2025 and June 30, 2024 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company recognized management fee income from the Ned NY 28th, LLC, an affiliate of Yucaipa, related to the operations of The Ned New York, which opened in June 2022, leading to a receivable of $6 million and $6 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of June 29, 2025 and December 29, 2024. The fees totaled less than $1 million and less than $1 million during the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $1 million and $1 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. The Ned New York also recognized a receivable, reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet, relating to Retail related revenue from Soho House brands for less than $1 million and less than $1 million as of June 29, 2025 and December 29, 2024, respectively. The revenue recognized from the Retail related services was less than $1 million and less than $1 million for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and less than $1 million and less than $1 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively, reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company recognized management fees and cost reimbursements from Oryx Corniche Developments QPSC (an affiliate of The Yucaipa Companies, LLC, until April 2024 when ownership was transferred to a third party) related to the operations of The Ned Doha, which opened in November 2022. The management fees totaled less than $1 million during the 13 weeks ended June 30, 2024, and $1 million during the 26 weeks ended June 30, 2024 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company received management fees under our hotel management contract for the operation of The LINE and Saguaro hotels from LA Wilshire Hotel LLC (the legacy hotel management contract for the LINE LA property was amended and restated on June 4, 2025 contemporaneously with entry into a new equity method investment, as further described in Note 4, Equity Method Investments), Adams Morgan Hotel Owner LLC, Downtown Austin Lakeside Hotel LLC and Palm Canyon Hotel LLC as the owners of the LINE and Saguaro hotels, which are affiliates of Yucaipa. These fees led to a receivable of $4 million and $12 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of June 29, 2025 and December 29, 2024. The fees, recorded under Other Revenue, amounted to $2 million and $2 million during the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $3 million and $5 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively. As further described in Note 4, Equity Method Investments, certain of the Company's wholly owned subsidiaries entered into a series of agreements on June 4, 2025 to acquire a new equity method investment, the LINE LA Hotel Joint Venture with CREP LA Hotel Holdings LLC (“Corten”) representing an ownership interest in the LINE LA Hotel, a property that the Company previously managed pursuant to a hotel management agreement. Under the terms of the agreements, SAGL HoldCo LLC, a wholly owned subsidiary of the Company, contributed initial capital of $15 million and the Company also relinquished its legacy outstanding $9 million accounts receivable (relating to the hotel management services and shared services provided to the LINE LA Hotel in prior periods pursuant to the legacy hotel management agreement).

The Company recognized management fees under our studio, hotel and restaurant management contract for the operation of Redchurch Street studio space, hotel and Cecconi's from an affiliate of Raycliff Capital, LLC which was controlled by a member of the SHCO board of directors until June 20, 2024 when the member stood down from the board. The fees totaled less than $1 million during the 13 weeks ended June 30, 2024 and less than $1 million during the 26 weeks ended June 30, 2024 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Design Service Management Agreements with Related Parties

Fees received from the provision of Soho House Design services to affiliates, Oryx Corniche Developments QPSC (which was an affiliate of The Yucaipa Companies, LLC, until April 2024 when ownership was transferred to a third party) and GH123GREENWICH LLC, have led to a receivable totaling less than $1 million and less than $1 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of June 29, 2025 and December 29, 2024, respectively. The fees received from affiliates totaled less than $1 million and less than $1 million during the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and less than $1 million and less than $1 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. Costs incurred on behalf of GH123Greenwich LLC, GH 1170 Broadway and 730 15th Street Club LLC in connection with the provision of Soho House Design services led to a receivable for $1 million and less than $1 million, which is reported within "Accounts receivable, net" as of June 29, 2025 and December 29, 2024 . The Soho House Design services led to a payable of less than $1 million and less than $1 million as of June 29, 2025 and December 29, 2024 which is reported within "Accounts payable net" in the unaudited condensed consolidated balance sheet. The fees recognized relating to Soho House Design services on behalf of associates totaled less than $1 million and less than $1 million for the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and less than $1 million and less than $1 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company reported a combined total amount related to the transactions listed above of $24 million and $33 million in current assets as of June 29, 2025 and December 29, 2024 in the unaudited condensed consolidated balance sheet. The Company reported a combined related party receivable of $20 million and $31 million as of June 29, 2025 and December 29, 2024, respectively, reported within “Accounts receivable, net”. Further, included within “Accounts receivable, net” are non-secured and non-interest bearing advances in the amount of $5 million as of December 29, 2024, held with The LINE and Saguaro hotel entities. Of the outstanding accounts receivable balances, $9 million was derecognized in full on June 4, 2025 upon entry into a new equity method investment, the LINE LA Hotel Joint Venture, as further described in Note 4 Equity Method Investments. The Company reported a combined accrued revenue of $4 million and $1 million as of June 29, 2025 and December 29, 2024, respectively, reported within “Prepaid expenses and other current assets.” The Company reported a combined right-of-use asset of $26 million and $26 million as of June 29, 2025 and December 29, 2024, respectively, reported within “Operating lease assets” in the unaudited condensed consolidated balance sheet.

Included in current liabilities in the unaudited condensed consolidated balance sheet are amounts due to related parties listed above of $1 million and $1 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of June 29, 2025 and December 29, 2024, respectively. The related combined long term lease liability amounts to $34 million and $34 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of June 29, 2025 and December 29, 2024, respectively. Further, the Company recognized a payable, recorded within “Accounts payable”, of less than $1 million and $3 million as of June 29, 2025 and December 29, 2024, respectively, related to transactions listed above.

The Company reported in the unaudited condensed consolidated statement of operations a combined amount of revenue generated from related party transactions listed above of $3 million and $4 million during the 13 weeks ended June 29, 2025 and June 30, 2024, respectively, and $6 million and $10 million during the 26 weeks ended June 29, 2025 and June 30, 2024, respectively, reported in "Other revenue". The straight line rent recorded within “In-house operating expenses” associated with the related party leases listed above amounts to $1 million and $5 million for the 13 weeks ended June 29, 2025 and June 30, 2024, and $2 million and $11 million for the 26 weeks ended June 29, 2025 and June 30, 2024 respectively.

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

17. Subsequent Events

Shares Issued

Subsequent to June 29, 2025, the Company issued a total of 401,845 shares of Class A common stock as a result of RSU awards vesting.

Line DC

On July 28, 2025, SHCO signed a lease agreement to be the lessee of the LINE DC property with an independent third party as the new lessor. The LINE DC property was previously owned by an affiliate of Yucaipa. The lease agreement includes an initial payment by SHCO of approximately $11 million and an option to purchase the property at what the Company believes to be an attractive valuation.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

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

Over the last 30 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of June 29, 2025, we had approximately 270,300 members (including approximately 213,600 Soho House Members) who engage with SHCO through our global portfolio of 46 Soho Houses, 8 Soho Works, Scorpios Beach Clubs in Mykonos and Bodrum, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and The LINE and Saguaro hotels in The Americas also form part of SHCO’s wider portfolio via management agreements to operate the properties.

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

The demand for our membership is also demonstrated by our large and growing SHCO global waitlist, which as of June 29, 2025 stands at over 111,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Soho House

Soho House remains at the core of our membership platform by creating a foundation upon which additional membership businesses can be built and scaled.

Every House annual membership fee is approximately $5,400, excluding local sales taxes, which provides access to all of our Houses globally. Our Houses attract members from every demographic, with members from “Generation Z” (27 years old and younger) and “Millennials” (28 to 43 year-olds) constituting the fastest-growing cohorts. We believe the pricing of our In-House offerings represents great value to our members because of the level of quality provided, reinforcing the overall membership experience, rewarding their brand loyalty and creating opportunities for future and recurring revenues.

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

This membership allows us to welcome members to our global community in new geographies where we do not have a physical House. Through this membership we are able to generate additional revenues on our existing base of Houses and gather intelligence for future growth, which we have leveraged to open new Houses in certain locations, including Mexico City, Mexico (September 2023), Portland, USA (March 2024), Sao Paulo, Brazil (June 2024) and planned future openings in places such as Manchester, United Kingdom and Milan, Italy. As of June 29, 2025, we had 13,742 CWH members across 85 cities.

•
Soho Friends

Through this membership we offer access to some physical House spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands to an audience who enjoy the Soho House offerings but do not have a Soho House Membership. Soho Friends annual membership is approximately $130 and does not provide full access to our Houses. As of June 29, 2025, we had 50,514 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House Members continue to account for the majority of visitors to our Houses and restaurants.

•
Soho Works

Soho Works provides its members with the space and resources to work alongside other like-minded individuals and businesses—facilitating connections and providing the tools to flourish. Aimed primarily at existing Soho House and Soho Friends members, with locations in LA, New York and London, Soho Works draws on the same design principles and membership ethos as Soho House, but is a space purposed entirely for work and creative collaboration. As of June 29, 2025, we had 6,162 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Adult Paying Members, a US Soho Works membership ranges from $200 to $1,000 per month, depending on membership type.

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

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader group of professional people. As of June 29, 2025, Ned’s Club London, New York, and Doha had approximately 5,000 members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for The Ned's Club London, New York and Doha.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The transaction broadened our geographic reach in North America. The hotels that are currently operational are located in Los Angeles, Washington D.C., Austin and Palm Springs, and among them offer a variety of food and beverage offerings together with approximately 1,300 hotel rooms. We receive management fees under hotel management contracts for the operation of these hotels and with effect from June 4, 2025 we have an ownership interest in the LINE LA. Refer to Note 4, Equity Method Investments of the condensed consolidated financial statements for further information.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

KEY PERFORMANCE AND OPERATING METRICS

	As of
	June 29, 2025	June 30, 2024
	(Unaudited)
Number of Soho Houses	46	44
The Americas	17	17
United Kingdom	14	13
Europe/RoW	15	14
Number of Soho House Members	213,621	204,028
The Americas	80,919	76,826
United Kingdom	72,907	72,543
Europe/RoW	46,053	43,538
All Other	13,742	11,121
Number of Other Members	56,676	60,512
The Americas	15,709	16,338
United Kingdom	33,726	36,232
Europe/RoW	7,241	7,942
Number of Total Members	270,297	264,540
Number of Active App Users	216,687	209,732

	For the 13 Weeks Ended		For the 13 Weeks Ended		For the 26 Weeks Ended		For the 26 Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	Actuals		Constant Currency(1)		Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)				(Unaudited, dollar amounts in thousands, except percentages)
Operating income (loss)	$59,721	$(12,942)	$59,721	$(22,065)	$94,615	$(37,269)	$94,615	$(46,823)
Operating loss margin	18%	(4)%	18%	(4)%	15%	(7)%	15%	(7)%
House-Level Contribution	$71,883	$57,411	$71,883	$54,359	$124,203	$106,882	$124,203	$103,636
House-Level Contribution Margin	30%	26%	30%	26%	27%	25%	27%	25%
Other Contribution	$14,058	$14,646	$14,058	$14,427	$22,178	$23,223	$22,178	$22,816
Other Contribution Margin	16%	18%	16%	18%	14%	16%	14%	16%
Adjusted EBITDA	$46,130	$31,525	$46,130	$33,696	$93,092	$51,331	$93,092	$53,140
Percentage of total revenues	14%	10%	14%	10%	15%	9%	15%	9%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Results of Operations

Comparison of the 13 weeks ended June 29, 2025 and June 30, 2024

The following table summarizes our results of operations for the 13 weeks ended June 29, 2025 and June 30, 2024 (in thousands, except percentages):

	For the 13 Weeks Ended
	June 29, 2025	June 30, 2024		June 30, 2024 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$118,626	$102,347	16%	$106,032	12%
In-House revenues	132,504	127,285	4%	132,407	0%
Other revenues	78,674	73,315	7%	77,135	2%
Total revenues	329,804	302,947	9%	315,574	5%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(170,044)	(163,979)	(4)%	(175,270)	3%
Other operating expenses (exclusive of depreciation and amortization)	(73,819)	(66,911)	(10)%	(71,518)	(3)%
General and administrative expenses (exclusive of depreciation and amortization)	(40,269)	(38,726)	(4)%	(41,393)	3%
Pre-opening expenses	(3,191)	(5,651)	44%	(6,040)	47%
Depreciation and amortization	(23,389)	(25,131)	7%	(26,861)	13%
Share-based compensation	(2,156)	(3,598)	40%	(3,846)	44%
Foreign exchange gain (loss), net	47,405	(5,173)	n/m	(5,529)	n/m
Loss on impairment of long-lived assets and intangible assets	—	(4,710)	n/m	(5,034)	n/m
Other, net	(4,620)	(2,010)	n/m	(2,148)	n/m
Total operating expenses	(270,083)	(315,889)	15%	(337,639)	20%
Operating income (loss)	59,721	(12,942)	n/m	(22,065)	n/m
Other (expense) income
Interest expense, net	(21,666)	(19,989)	(8)%	(21,365)	(1)%
Gain on sale of property and other, net	54	109	(50)%	117	(54)%
Share of income of equity method investments	1,882	1,514	24%	1,618	16%
Total other expense, net	(19,730)	(18,366)	(7)%	(19,630)	(1)%
Income (loss) before income taxes	39,991	(31,308)	n/m	(41,695)	n/m
Income tax (expense) benefit	(15,863)	1,103	n/m	1,179	n/m
Net income (loss)	24,128	(30,205)	n/m	(40,516)	n/m
Net loss attributable to non-controlling interests	757	306	n/m	327	n/m
Net income (loss) attributable to Soho House & Co Inc.	$24,885	$(29,899)	n/m	$(40,189)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$329,804	$302,947	9%	5%
The Americas	126,808	119,563	6%	6%
United Kingdom	103,671	92,844	12%	4%
Europe/RoW	55,812	51,688	8%	1%
All Other	43,513	38,852	12%	5%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$118,626	$102,347	16%	12%
The Americas	55,545	48,833	14%	14%
United Kingdom	35,273	29,951	18%	10%
Europe/RoW	13,122	11,280	16%	9%
All Other	14,686	12,283	20%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 16% to $118,626 for the 13 weeks ended June 29, 2025 driven by an increase in Adult Paying Members of approximately 5%, or 8,600, who joined after the end of the second quarter of fiscal 2024. Additionally, all Soho House Adult paying fees were increased at the start of fiscal 2024, impacting members on their renewal date throughout fiscal 2024.

All Soho House Adult paying fees increased in January 2025, with in general a high single-digit percentage price rise for existing members and a low double-digit percentage increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $961. This was driven by Soho Works as a result of increased membership fees in fiscal 2024, partially offset by a reduction in the number of Soho Friends members in comparison to the 13 weeks ended June 30, 2024.

The Americas segment saw an increase in membership revenues of $6,712, or 14%, due to approximately 3,300, or 5% increase in Adult Paying Soho House members year-on-year, driven by the opening of Soho House Sao Paulo (June 2024) and Soho House Portland (March 2024), as well as growth across existing Houses. The impact of the membership fee increases noted also contributed to the increase in Membership revenues.

Our United Kingdom segment saw an increase in Membership revenues of $5,322, or 18%, due to approximately 814, or 1% increase in Adult Paying Soho House members, with the opening of Soho Mews House (September 2024), some growth in existing Houses, and the impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the United Kingdom segment increased by $3,260, or 10%.

The Europe/RoW segment saw an increase in Membership revenues of $1,842, or 16%, due to approximately 2,001, or 8% increase in Adult paying members, driven by growth in existing Houses, alongside revenue impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/RoW segment increased by $1,065, or 9%.

All Other saw an increase in Membership revenues of $2,403, or 20%, predominantly driven by approximately 2,463, or 26% more CWH Adult Paying Members, partially offset by a decline of approximately 3,800 Non-House members in comparison to the second quarter of fiscal 2024. In constant currency, All Other Membership revenues increased by $1,557, or 12%.

In constant currency, Membership revenues saw an increase of $12,594, or 12%.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

In-House Revenues

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$132,504	$127,285	4%	0%
The Americas	53,013	52,902	0%	0%
United Kingdom	52,731	48,083	10%	3%
Europe/RoW	26,760	26,300	2%	(5)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $132,504 for the 13 weeks ended June 29, 2025, an increase of $5,219 versus the comparative period in 2024. Revenues were supported by two new Houses that have opened since the beginning of the 13 weeks ended June 30, 2024 (excluding Soho Farmhouse Ibiza which opened at the end of the quarter).

The Americas In-House revenues were $53,013 for the 13 weeks ended June 29, 2025, an increase of $111 versus the 13 weeks ended June 30, 2024. The region benefited from the opening of Soho House Sao Paulo (June 2024). In addition, Miami Pool House was fully operational versus the comparative period. However, the wildfires in Los Angeles which took place at the start of fiscal 2025 continue to have an impact on In-House revenues in our LA properties.

In-House revenues in our United Kingdom segment saw an increase of $4,648 versus the 13 weeks ended June 30, 2024, supported by the opening of Soho Mews House (September 2024) and strong performance in our countryside properties. In constant currency, In-House Revenues in the United Kingdom segment saw an increase of $1,337, or 3%.

The Europe/RoW segment increased in-House revenues by $460 year-on-year, driven by a strong start of the summer season at a few European properties, offset by lapping a strong event calendar in Asia in the comparative period last year. In constant currency, In-House Revenues in the Europe/RoW segment saw a decrease of $1,351 or 5%.

In constant currency, In-House Revenues saw an increase of $97, or 0%.

Other Revenues

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$78,674	$73,315	7%	2%
The Americas	18,249	17,829	2%	2%
United Kingdom	15,667	14,809	6%	(1)%
Europe/RoW	15,932	14,108	13%	6%
All Other	28,826	26,569	8%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $78,674 for the 13 weeks ended June 29, 2025, compared to $73,315 for the 13 weeks ended June 30, 2024, an increase of $5,359, or 7%. The increase was predominantly driven by strong growth in Soho Home.

Other revenues in The Americas segment saw an increase of $420, or 2%, versus the 13 weeks ended June 30, 2024, driven by an increase in our standalone restaurants offset by not receiving management fees for The LINE San Francisco, versus the comparative period, following termination of the management contract at the end of fiscal 2024.

The United Kingdom segment saw an increase in Other revenues of $858, or 6%, versus the 13 weeks ended June 30, 2024 driven by year-over-year growth in our Partnership business alongside strong growth in our standalone restaurants. In constant currency, Other Revenues in the United Kingdom segment a decrease by $162, or 1%.

Other revenues in the Europe/RoW segment saw an increase of $1,824, or 13%, compared to the 13 weeks ended June 30, 2024 driven by Scorpios Bodrum which opened last year and was in operation for one additional week this year versus the comparative period. In constant currency, Other Revenues in the Europe/RoW segment saw an increase of $853, or 6%.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Other revenues in All Other saw an increase of $2,257 or 8% period-over-period driven by growth in demand for Soho Home across both the UK and Americas market, offset by a reduction in revenue relating to our in-house design and build business. In constant currency, Other Revenues in All Other increased by $428, or 2%.

In constant currency, Other Revenues saw an increase of $1,539, or 2%.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(170,044)	$(163,979)	(4)%	3%
Percentage of total House revenues	(70)%	(74)%
Operating income (loss)	$59,721	$(12,942)	n/m	n/m
Operating margin	18%	(4)%
House-Level Contribution	$71,883	$57,411	25%	32%
House-Level Contribution Margin	30%	26%	4%
House-Level Contribution by segment:
The Americas	$37,309	$28,441	31%	31%
United Kingdom	25,782	22,011	17%	10%
Europe/RoW	4,210	2,510	68%	57%
All Other	4,582	4,449	3%	(4)%
House-Level Contribution Margin by segment:
The Americas	34%	28%
United Kingdom	30%	28%
Europe/RoW	11%	7%
All Other	70%	86%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $170,044 for the 13 weeks ended June 29, 2025, an increase of $6,065. The increase is a result of the two new Houses that opened since the beginning of the 13 weeks ended June 30, 2024 (excluding Soho Farmhouse Ibiza which opened at the end of the quarter), alongside period-over-period wage and rent (including non-cash rent) increases partially offset by continued cost discipline and savings from the operational reorganization initiatives last year. In-House operating expenses also benefited by approximately $3,000 from an inventory global policy alignment as part of our ERP transformation program. In constant currency, In-House Operating Expenses decreased by $5,226.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $71,883 for the 13 weeks ended June 29, 2025, compared to $57,411 for the 13 weeks ended June 30, 2024, an increase of $14,472. The increase in House-Level Contribution predominantly relates to increased Soho House membership and In-House revenues period-over-period, offset by higher In-House operating expenses.

House-Level Contribution Margin was 30% for the 13 weeks ended June 29, 2025, increased by 4% from the comparative period due to increased revenues, especially membership, being offset by inflation in In-House operating expenses.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(73,819)	$(66,911)	(10)%	(3)%
Percentage of total adjusted other revenue	(84)%	(82)%
Operating income (loss)	$59,721	$(12,942)	n/m	n/m
Operating margin	18%	(4)%
Other Contribution	$14,058	$14,646	(4)%	(3)%
Other Contribution Margin	16%	18%	(2)%
Other Contribution by segment:
The Americas	$4,804	$4,751	1%	1%
United Kingdom	6,634	6,374	4%	(3)%
Europe/RoW	508	1,622	(69)%	(71)%
All Other	2,112	1,899	11%	4%
Other Contribution Margin by segment:
The Americas	26%	26%
United Kingdom	41%	41%
Europe/RoW	3%	11%
All Other	6%	6%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $73,819 for the 13 weeks ended June 29, 2025, compared to $66,911 for the 13 weeks ended June 30, 2024, an increase of $6,908, or 10%. This increased spend is predominantly driven by higher costs in relation to increased trade volume in Soho Home as well as expenses related to Scorpios Bodrum which opened after the beginning of the 13 weeks ended June 30, 2024. In constant currency, Other Operating Expenses increased by $2,301, or 3%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $14,058 for the 13 weeks ended June 29, 2025, compared to $14,646 for the 13 weeks ended June 30, 2024, a decrease of $588 driven by the reduction in revenue in relation to our in-house design and build business and the removal of The LINE San Francisco management fees as mentioned above. Other Contribution Margin was 16% for the 13 weeks ended June 29, 2025, a decrease of 2% compared to the 13 weeks ended June 30, 2024.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	$40,269	$38,726	4%	(3)%
Percentage of total revenues	12%	13%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $40,269 for the 13 weeks ended June 29, 2025, compared with $38,726 for the 13 weeks ended June 30, 2024, an increase of $1,543, or 4%. The increase was driven by increased finance team costs relating to the accelerated ERP transformation program, alongside costs related to the two new Houses that opened since the beginning of the 13 weeks ended June 30, 2024 (excluding Soho Farmhouse Ibiza which opened at the end of the quarter) offset by savings from the operational reorganization initiatives including streamlining of operations and support teams since the comparative period.

In constant currency, General and Administrative Expenses decreased by $1,124, or 3%.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Pre-opening Expenses

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$3,191	$5,651	(44)%	(47)%
Percentage of total revenues	1%	2%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $3,191 for the 13 weeks ended June 29, 2025 compared to $5,651 in the 13 weeks ended June 30, 2024. The decrease was driven by timing of the development pipeline, with investment in Soho Farmhouse Ibiza in the second quarter of fiscal 2025 versus Scorpios Bodrum and Soho House São Paulo in the second quarter of fiscal 2024. In constant currency pre-opening expenses reduced by 47%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$23,389	$25,131	(7)%	(13)%
Percentage of total revenues	7%	8%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $23,389 for the 13 weeks ended June 29, 2025, a decrease of $1,742, or 7%, from the 13 weeks ended June 30, 2024. The decrease period-over-period is primarily driven by a reduction in Soho Works sites post impairment in fiscal 2024, offset by increases in Software and IT costs. In constant currency, depreciation and amortization expenses decreased by $3,472, or 13%.

Share-based Compensation, Foreign Exchange (Gain) Loss, Loss on Impairment of Long-Lived Assets, Business Interruption Proceeds, net and Other (net)

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$2,156	$3,598	(40)%	(44)%
Percentage of total revenues	1%	1%
Foreign exchange (gain) loss, net	$(47,405)	$5,173	n/m	n/m
Percentage of total revenues	14%	2%
Loss on impairment of long-lived assets and intangible assets	$-	$4,710	n/m	n/m
Percentage of total revenues	0%	2%
Other, net	$4,620	$2,010	n/m	n/m
Percentage of total revenues	1%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $1,442 to $2,156 for the 13 weeks ended June 29, 2025, due to the vesting of grants made under the Company's 2020 and 2021 equity and incentive plans in the 13 weeks ended June 30, 2024 and subsequent quarters, a decline in new grants issued since, and the related amortization impact.

Foreign exchange (gain) loss, net which is non-cash in nature, moved from a loss of $5,173 to a gain of $47,405 for the 13 weeks ended June 29, 2025, primarily driven by foreign exchange revaluation of our non-USD debt.

In the 13 weeks ended June 30, 2024 the business incurred impairment losses on intangible assets related to the termination of two hotel management contracts.

Other, net increased by $2,610 to $4,620 for the 13 weeks ended June 29, 2025 with the Company incurring costs related to third party advisory expenses incurred by the Company and its Special Committee in the evaluation of certain strategic transactions and ERP costs in the second quarter of fiscal 2025.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

In the 13 weeks ended June 30, 2024 the business incurred strategic transactions costs and costs incurred as part of a reorganization program of our operations and support teams.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$21,666	$19,989	8%	1%
Percentage of total revenues	7%	7%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Interest expense, net was $21,666 for the 13 weeks ended June 29, 2025, an increase of $1,677, or 8%, to the 13 weeks ended June 30, 2024. This increase is primarily driven by the higher principal amount on our Senior Secured Notes due to the compounding of this debt. In constant currency, net interest increased by $301, or 1%.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$46,130	$31,525	46%	37%
Percentage of total revenues	14%	10%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $46,130 for the 13 weeks ended June 29, 2025, in comparison to $31,525 for the 13 weeks ended June 30, 2024, an increase of $14,605. The increase is driven by higher membership revenues versus the comparative period, higher In-House and Other revenues, alongside benefiting from approximately $3,000 from an inventory global policy alignment. There was partial offset from an increase in Operating expenses, predominantly coming from new House openings. In constant currency, adjusted EBITDA increased by $12,434 or 37%

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Comparison of the 26 weeks ended June 29, 2025 and June 30, 2024

The following table summarizes our results of operations for the 26 weeks ended June 29, 2025 and June 30, 2024 (in thousands, except percentages):

	For the 26 Weeks Ended
	June 29, 2025	June 30, 2024		June 30, 2024 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$231,537	$201,296	15%	$205,027	13%
In-House revenues	244,923	237,555	3%	242,280	1%
Other revenues	136,208	126,040	8%	129,258	5%
Total revenues	612,668	564,891	8%	576,565	6%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(334,490)	(315,450)	(6)%	(326,570)	(2)%
Other operating expenses (exclusive of depreciation and amortization)	(131,797)	(119,336)	(10)%	(123,543)	(7)%
General and administrative expenses	(76,717)	(73,098)	(5)%	(75,675)	(1)%
Pre-opening expenses	(5,226)	(11,397)	54%	(11,799)	56%
Depreciation and amortization	(47,403)	(50,625)	6%	(52,410)	10%
Share-based compensation	(4,516)	(11,637)	61%	(12,047)	63%
Foreign exchange gain (loss), net	68,926	(10,654)	n/m	(11,030)	n/m
Loss on impairment of long-lived assets and intangible assets	(2,102)	(4,710)	55%	(4,876)	57%
Business interruption proceeds, net	22,899	—	n/m	—	n/m
Other, net	(7,627)	(5,253)	(45)%	(5,438)	(40)%
Total operating expenses	(518,053)	(602,160)	14%	(623,388)	17%
Operating income (loss)	94,615	(37,269)	n/m	(46,823)	n/m
Other (expense) income
Interest expense, net	(43,041)	(41,188)	(4)%	(42,640)	(1)%
Gain on sale of property and other, net	56	174	(68)%	180	(69)%
Share of income of equity method investments	2,616	1,891	38%	1,958	34%
Total other expense, net	(40,369)	(39,123)	(3)%	(40,502)	0%
Income (loss) before income taxes	54,246	(76,392)	n/m	(87,325)	n/m
Income tax (expense) benefit	(22,605)	4,329	n/m	4,482	n/m
Net income (loss)	31,641	(72,063)	n/m	(82,843)	n/m
Net (income) loss attributable to noncontrolling interests	1,412	605	n/m	626	n/m
Net income (loss) attributable to Soho House & Co Inc.	$33,053	$(71,458)	n/m	$(82,217)	n/m

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Components of Operating Results

Revenues

Total Revenue

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$612,668	$564,891	8%	6%
The Americas	248,727	233,720	6%	6%
United Kingdom	189,494	173,996	9%	5%
Europe/RoW	89,517	83,268	8%	4%
All Other	84,930	73,907	15%	11%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$231,537	$201,296	15%	13%
The Americas	110,273	95,482	15%	15%
United Kingdom	67,492	59,023	14%	10%
Europe/RoW	25,204	22,352	13%	9%
All Other	28,568	24,439	17%	13%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues saw an increase of 15% to $231,537 for the 26 weeks ended June 29, 2025 predominantly driven by an increase in Adult Paying Members of approximately 5%, or 8,600, who joined after the end of 26 weeks ended June 30, 2024. Additionally, all Soho House Adult paying fees were increased at the start of fiscal 2024, impacting members on their renewal date throughout fiscal 2024.

All Soho House Adult paying fees increased in January 2025, with a high single-digit percentage price rise for existing members and a low double-digit percentage increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $1,248. This was driven by Soho Works as a result of increased membership fees in fiscal 2024, partially offset by a reduction in the number of Soho Friends members in comparison to the 26 weeks ended June 30, 2024.

The Americas segment saw an increase in membership revenues of $14,791, or 15%, due to approximately 3,300, or 5% increase in Adult Paying Soho House members year-on-year, driven by the opening of Soho House Sao Paulo (June 2024) and Soho House Portland (March 2024), as well as growth across existing Houses. The impact of the membership fee increases noted also contributed to the increase in Membership revenues.

Our United Kingdom segment saw an increase in Membership revenues of $8,469, or 14%, due to approximately 814, or 1% increase in Adult Paying Soho House members, with the opening of Soho Mews House (September 2024), growth in existing Houses, and the impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the United Kingdom segment saw an increase of $6,388, or 10%.

The Europe/RoW segment saw an increase in Membership revenues of $2,852, or 13%, due to approximately 2,001, or 8% increase in Adult paying members, driven by growth in existing Houses, alongside revenue impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/RoW segment saw an increase of $2,064, or 9%.

All Other saw an increase in Membership revenues of $4,129, or 17%, predominantly driven by approximately 2,463, or 26% more CWH Adult Paying Members, partially offset by a decline of approximately 3,800 Non-House members in comparison to the second quarter of fiscal 2024. In constant currency, All Other Membership revenues saw an increase of $3,267, or 13%.

In constant currency, Membership revenues saw an increase of $26,510, or 13%.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

In-House Revenues

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$244,923	$237,555	3%	1%
The Americas	104,541	103,526	1%	1%
United Kingdom	93,623	88,362	6%	2%
Europe/RoW	46,759	45,667	2%	(1)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $244,923 for the 26 weeks ended June 29, 2025, an increase of $7,368 versus the comparative period in 2024. Revenues were supported by three new Houses that have opened since the beginning of the 26 weeks ended June 30, 2024 (excluding Soho Farmhouse Ibiza which opened at the end of the second quarter of fiscal 2025). In addition, the first quarter of fiscal 2025 benefited from New Year's Eve events versus the comparative period due to timing of the fiscal year-end.

The Americas In-House revenues were $104,541 for the 26 weeks ended June 29, 2025, an increase of $1,015 versus the 26 weeks ended June 30, 2024. The region benefited from the opening of Soho House Portland (March 2024) and Soho House Sao Paulo (June 2024). In addition, Miami Pool House was fully operational versus the comparative period. However, the wildfires in Los Angeles at the start of fiscal 2025 have significantly impacted In-House revenues as our LA properties were closed or partially closed for a number of days and subsequent trade was weaker.

In-House revenues in our United Kingdom segment saw an increase of $5,261 versus the 26 weeks ended June 30, 2024, supported by the opening of Soho Mews House (September 2024). In constant currency, In-House Revenues in the United Kingdom segment saw an increase of $2,146, or 2%.

The Europe/RoW segment saw an increase in-House revenues by $1,092 year-on-year. In constant currency, In-House Revenues in the Europe/RoW segment saw a decrease of $518 or 1%.

In constant currency, In-House Revenues increased by $2,643, or 1%.

Other Revenues

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$136,208	$126,040	8%	5%
The Americas	33,913	34,709	(2)%	(2)%
United Kingdom	28,379	26,613	7%	3%
Europe/RoW	17,554	15,250	15%	11%
All Other	56,362	49,468	14%	10%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $136,208 for the 26 weeks ended June 29, 2025, compared to $126,040 for the 26 weeks ended June 30, 2024, an increase of $10,168. The increase was predominantly driven by strong growth in Soho Home.

Other revenues in The Americas segment saw a decrease of $796, or 2% versus the 26 weeks ended June 30, 2024 primarily due to not receiving fees for The LINE San Francisco following the termination of the management contract at the end of fiscal 2024.

The United Kingdom segment saw an increase in Other revenues of $1,766, or 7% versus the 26 weeks ended June 30, 2024 driven by year-over-year growth in partnership revenue. In constant currency, Other Revenues in the United Kingdom segment saw an increase of $828, or 3%.

Other revenues in the Europe/RoW segment saw an increase of $2,304 or 15% compared to the 26 weeks ended June 30, 2024 driven by Scorpios Bodrum which opened in the comparable period in 2024. In constant currency, Other Revenues in the Europe/RoW segment saw a an increase of $1,766, or 11%.

Other revenues in All Other saw an increase of $6,894 or 14% period-over-period driven by growth in Soho Home. In constant currency, Other Revenues in All Other saw an increase of $5,150, or 10%.

In constant currency, Other Revenues saw an increase of $6,948, or 5%.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

In-House Operating Expenses and House-Level Contribution

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(334,490)	$(315,450)	(6)%	(2)%
Percentage of total House revenues	(73)%	(75)%
Operating income (loss)	$94,615	$(37,269)	n/m	n/m
Operating margin	15%	(7)%
House-Level Contribution	$124,203	$106,882	16%	20%
House-Level Contribution Margin	27%	25%	2%
House-Level Contribution by segment:
The Americas	$68,233	$59,909	14%	14%
United Kingdom	41,186	37,960	8%	5%
Europe/RoW	4,702	665	n/m	n/m
All Other	10,082	8,348	21%	17%
House-Level Contribution Margin by segment:
The Americas	32%	30%
United Kingdom	26%	26%
Europe/RoW	7%	1%
All Other	79%	82%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $334,490 for the 26 weeks ended June 29, 2025, an increase of $19,040. The increase is a result of the three new Houses opened since the beginning of the 26 weeks ended June 30, 2024 (excluding Soho Farmhouse Ibiza which opened at the end of the second quarter of fiscal 2025), alongside period-over-period wage and rent (including non-cash rent) increases partially offset by continued cost discipline and savings from the operational reorganization initiatives last year. In constant currency, In-House Operating Expenses saw an increase of $7,920.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $124,203 for the 26 weeks ended June 29, 2025, compared to $106,882 for the 26 weeks ended June 30, 2024, an increase of $17,321. The increase in House-Level Contribution predominantly relates to increased Soho House membership and In-House revenues period-over-period, offset by higher In-House operating expenses.

House-Level Contribution Margin was 27% for the 26 weeks ended June 29, 2025, increased by 2% from the comparative period due to increased revenues, especially membership, being offset by inflation in In-House operating expenses.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Other Operating Expenses and Other Contribution

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(131,797)	$(119,336)	(10)%	(7)%
Percentage of total adjusted other revenue	(86)%	(84)%
Operating income (loss)	$94,615	$(37,269)	n/m	n/m
Operating margin	15%	(7)%
Other Contribution	$22,178	$23,223	(4)%	(3)%
Other Contribution Margin	14%	16%	(2)%	18%
Other Contribution by segment:
The Americas	$6,883	$8,440	(18)%	(18)%
United Kingdom	11,810	10,053	17%	13%
Europe/RoW	(601)	1,230	n/m	n/m
All Other	4,086	3,500	17%	13%
Other Contribution Margin by segment:
The Americas	20%	24%
United Kingdom	40%	36%
Europe/RoW	(3)%	8%
All Other	6%	5%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $131,797 for the 26 weeks ended June 29, 2025, compared to $119,336 for the 26 weeks ended June 30, 2024, an increase of $12,461, or 10%. This increased spend is predominantly driven by higher costs in relation to increased trade volume in Soho Home as well as expenses related to Scorpios Bodrum which opened during the 26 weeks ended June 30, 2024. In constant currency, Other Operating Expenses saw an increase of $8,254, or 7%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $22,178 for the 26 weeks ended June 29, 2025, compared to $23,223 for the 26 weeks ended June 30, 2024, a decrease of $1,045 partially driven by losses at Scorpios Bodrum during its off-season, reduction in in-house and design revenue alongside the removal of The LINE San Francisco management fees as mentioned above. Other Contribution Margin was 14% for the 26 weeks ended June 29, 2025, a decrease of 2% compared to the 26 weeks ended June 30, 2024.

General and Administrative Expenses

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	$76,717	$73,098	5%	1%
Percentage of total revenues	13%	13%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $76,717 for the 26 weeks ended June 29, 2025, compared with $73,098 for the 26 weeks ended June 30, 2024, an increase of $3,619, or 5%. The increase was driven by the global expansion of partnership arrangements alongside costs related to the three new Houses that opened since the beginning of the 26 weeks ended June 30, 2024 (excluding Soho Farmhouse Ibiza which opened at the end of the second quarter of fiscal 2025), offset by savings from the operational reorganization initiatives including streamlining of operations and support teams since the comparative period.

In constant currency, General and Administrative Expenses saw an increase of $1,042, or 1%.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Pre-opening Expenses

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$5,226	$11,397	(54)%	(56)%
Percentage of total revenues	1%	2%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $5,226 for the 26 weeks ended June 29, 2025 compared to $11,397 in the 26 weeks ended June 30, 2024. The decrease was driven by the timing and location of the development pipeline, with one new House opening (Soho Farmhouse Ibiza) in 26 weeks ended June 29, 2025 versus the opening of Soho House Portland, Scorpios Bodrum and Soho House São Paulo in the first half of fiscal 2024, all of which incurred expenses during the 26 weeks ended June 30, 2024. In constant currency pre-opening expenses saw a decrease of $6,573, or 56%.

Depreciation and Amortization

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$47,403	$50,625	(6)%	(10)%
Percentage of total revenues	8%	9%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $47,403 for the 26 weeks ended June 29, 2025, a decrease of $3,222, or 6%, from the 26 weeks ended June 30, 2024. The decrease period-over-period was driven by the impairment in Soho Works sites in fiscal 2025 and certain Houses in the Americas and UK where their assets are now largely depreciated. In constant currency, depreciation and amortization expenses saw a decrease of $5,007, or 10%.

Share-based Compensation, Foreign Exchange (Gain) Loss, Loss on Impairment of Long-Lived Assets and Intangible Assets, Business Interruption Proceeds, net and Other (net)

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$4,516	$11,637	(61)%	(63)%
Percentage of total revenues	1%	2%
Foreign exchange (gain) loss, net	$(68,926)	$10,654	n/m	n/m
Percentage of total revenues	(11)%	2%
Loss on impairment of long-lived assets and intangible assets	$2,102	$4,710	(55)%	(57)%
Percentage of total revenues	0%	1%
Business interruption proceeds, net	$(22,899)	$-	n/m	n/m
Percentage of total revenues	(4)%	0%
Other, net	$7,627	$5,253	45%	40%
Percentage of total revenues	1%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Share-based compensation expense saw a decrease of $7,121 to $4,516 for the 26 weeks ended June 29, 2025, due to a the vesting of grants made under the Company's 2020 and 2021 equity and incentive plans in the 26 weeks ended June 30, 2024 and subsequent quarters, a decline in new grants issued, and the related amortization impact.

Foreign exchange (gain) loss, net which is unrealized and non-cash in nature, moved from a loss of $10,654 to a gain of $(68,926) for the 26 weeks ended June 29, 2025, primarily driven by foreign exchange revaluation of our non-USD debt.

During the 26 weeks ended June 29, 2025, the Company recognized $2,102 of impairment losses on long-lived assets, comprised wholly of Operating lease assets in respect of legacy Chicken Shop restaurants that were no longer operational. In the 26 weeks ended June 30, 2024 the Company incurred costs relating to the impairment of intangible assets from the termination of two hotel management contracts.

Business interruption proceeds, net, consisted of $22,899 for the 26 weeks ended June 29, 2025. The proceeds relate to the impacts of general business interruption (including lost revenues and additional costs incurred) in the United Kingdom due to the COVID-19 pandemic.

Other, net saw an increase by $2,374 to $7,627 for the 26 weeks ended June 29, 2025 due to costs related to third party advisory expenses incurred by the Company and its Special Committee in the evaluation of certain strategic transactions and ERP costs. In the 26 weeks ended June 30, 2024 the Company incurred costs relating to professional fees associated with the Company's shareholder activism response, costs from the evaluation of strategic transactions, and costs incurred as part of a reorganization program of our operations and support teams.

Interest Expense, Net

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$43,041	$41,188	4%	1%
Percentage of total revenues	7%	7%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Interest expense, net was $43,041 for the 26 weeks ended June 29, 2025, an increase of $1,853, or 4%, to the 26 weeks ended June 30, 2024. This increase is primarily driven by the higher principal amount on our Senior Secured Notes due to the compounding of this debt. In constant currency, interest expense, net saw an increase of $401 or 1%.

Adjusted EBITDA

	For the 26 Weeks Ended		Percent Change
	June 29, 2025	June 30, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$93,092	$51,331	81%	75%
Percentage of total revenues	15%	9%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $93,092 for the 26 weeks ended June 29, 2025, in comparison to $51,331 for the 26 weeks ended June 30, 2024, an increase of $41,761. The increase is driven by higher membership revenues versus the comparative period, higher In-House and Other revenues, $22,899 of business interruption insurance proceeds, net of fees, related to the COVID-19 relief claim received in the first quarter of fiscal 2025, and the approximately $3,000 benefit from an inventory global policy alignment in the second quarter of fiscal 2025. There was partial offset from an increase in Operating expenses, predominantly coming from new House openings. In constant currency, adjusted EBITDA saw an increase of $39,952, or 75%.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

Non-GAAP Financial Measures

For the 13 weeks ended June 29, 2025 and June 30, 2024

A reconciliation of Net Income (Loss) to Adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	June 29, 2025 Actuals	June 30, 2024 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$24,128	$(30,205)	n/m	n/m
Depreciation and amortization	23,389	25,131	(7)%	(13)%
Interest expense, net	21,666	19,989	8%	1%
Income tax expense (benefit)	15,863	(1,103)	n/m	n/m
EBITDA	85,046	13,812	n/m	n/m
Gain on sale of property and other, net	(54)	(109)	50%	54%
Share of income of equity method investments	(1,882)	(1,514)	(24)%	(16)%
Foreign exchange (gain) loss, net(2)	(47,405)	5,173	n/m	n/m
Share of equity method investments adjusted EBITDA	3,214	2,811	14%	7%
Share-based compensation expense(2)	2,156	3,598	(40)%	(44)%
Operational reorganization and severance expense(3)	—	2,114	n/m	n/m
Expenses related to ERP implementation(4)	1,502	—	n/m	n/m
Expenses related to the evaluation of certain strategic transactions(5)	3,553	930	n/m	n/m
Loss on impairment of long-lived assets and intangible assets(6)	—	4,710	n/m	n/m
Adjusted EBITDA	$46,130	$31,525	46%	37%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 weeks ended June 29, 2025 and June 30, 2024- Share-based Compensation, Foreign Exchange (Gain) Loss, Loss on Impairment of Long-Lived Assets, Business Interruption Proceeds, net and Other (net)” for information regarding the movements in foreign exchange and share-based compensation period-over-period.
(3)
Expenses incurred with respect to a strategic reorganization program of the Company's operations and support teams
(4)
During the 13 weeks ended June 29, 2025, the Company incurred certain expenses related to the planned ERP system implementation.
(5)
Primarily relating to third party advisory expenses incurred by the Company and its independent special committee in respect of the evaluation of certain strategic transactions.
(6)
During the 13 weeks ended June 30, 2024, the Company recognized impairment losses on intangible assets related to the termination of two hotel management contracts.

The computation of House-Level Contribution and Other Contribution is set forth below:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

	For the 13 Weeks Ended
	June 29, 2025	June 30, 2024	Change %	June 30, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$59,721	$(12,942)	n/m	$(22,065)	n/m
General and administrative	40,269	38,726	4%	41,393	(3)%
Pre-opening expenses	3,191	5,651	(44)%	6,040	(47)%
Depreciation and amortization	23,389	25,131	(7)%	26,861	(13)%
Share-based compensation	2,156	3,598	(40)%	3,846	(44)%
Foreign exchange (gain) loss, net	(47,405)	5,173	n/m	5,529	n/m
Loss on impairment of long-lived assets and intangible assets	—	4,710	n/m	5,034	n/m
Other, net	4,620	2,010	n/m	2,148	n/m
Non-House membership revenues	(9,203)	(8,242)	(12)%	(8,810)	(4)%
Other revenues	(78,674)	(73,315)	(7)%	(77,135)	(2)%
Other operating expenses	73,819	66,911	10%	71,518	3%
House-Level Contribution	$71,883	$57,411	25%	$54,359	32%
Operating income (loss) margin	18%	(4)%		(4)%
House-Level Contribution Margin	30%	26%		26%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	June 29, 2025	June 30, 2024	Change %	June 30, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$118,626	$102,347	16%	$106,032	12%
Less: Non-House membership revenues	(9,203)	(8,242)	(12)%	(8,810)	(4)%
House Membership revenues	109,423	94,105	16%	97,222	13%
Add: In-House revenues	132,504	127,285	4%	132,407	0%
Total House revenues	241,927	221,390	9%	229,629	5%
Less: In-House operating expenses	(170,044)	(163,979)	(4)%	(175,270)	3%
House-Level Contribution	$71,883	$57,411	25%	$54,359	32%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

	For the 13 Weeks Ended
	June 29, 2025	June 30, 2024	Change %	June 30, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$59,721	$(12,942)	n/m	$(22,065)	n/m
General and administrative	40,269	38,726	4%	41,393	(3)%
Pre-opening expenses	3,191	5,651	(44)%	6,040	(47)%
Depreciation and amortization	23,389	25,131	(7)%	26,861	(13)%
Share-based compensation	2,156	3,598	(40)%	3,846	(44)%
Foreign exchange (gain) loss, net	(47,405)	5,173	n/m	5,529	n/m
Loss on impairment of long-lived assets and intangible assets	—	4,710	n/m	5,034	n/m
Other, net	4,620	2,010	n/m	2,148	n/m
House membership revenues	(109,423)	(94,105)	(16)%	(97,222)	(13)%
In-House revenues	(132,504)	(127,285)	(4)%	(132,407)	(0)%
In-House operating expenses	170,044	163,979	4%	175,270	(3)%
Total Other Contribution	$14,058	$14,646	(4)%	$14,427	(3)%
Operating income (loss) margin	18%	(4)%		(4)%
Other Contribution Margin	16%	18%		18%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	June 29, 2025	June 30, 2024	Change %	June 30, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Revenues	$78,674	$73,315	7%	$77,135	2%
Add: Non-House membership revenues	9,203	8,242	12%	8,810	4%
Adjusted Other Revenues	87,877	81,557	8%	85,945	2%
Less: other operating expenses	(73,819)	(66,911)	(10)%	(71,518)	(3)%
Other Contribution	$14,058	$14,646	(4)%	$14,427	(3)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

For the 26 weeks ended June 29, 2025 and June 30, 2024

A reconciliation of Net Income (Loss) to Adjusted EBITDA is set forth below for the periods specified:

	For the 26 Weeks Ended		Percent Change
	June 29, 2025 Actuals	June 30, 2024 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$31,641	$(72,063)	n/m	n/m
Depreciation and amortization	47,403	50,625	(6)%	(10)%
Interest expense, net	43,041	41,188	4%	1%
Income tax expense	22,605	(4,329)	n/m	n/m
EBITDA	144,690	15,421	n/m	n/m
Gain on sale of property and other, net	(56)	(174)	68%	69%
Share of income of equity method investments	(2,616)	(1,891)	(38)%	(34)%
Foreign exchange (gain) loss, net(2)	(68,926)	10,654	n/m	n/m
Share of equity method investments adjusted EBITDA	5,151	4,551	13%	9%
Share-based compensation expense(2)	4,516	11,637	(61)%	(63)%
Operational reorganization and severance expense(3)	—	2,114	n/m	n/m
Expenses related to ERP implementation(4)	2,918	—	n/m	n/m
Expenses related to the evaluation of certain strategic transactions(5)	5,313	2,424	n/m	n/m
Loss on impairment of long-lived assets and intangible assets(6)	2,102	4,710	(55)%	(57)%
Expenses related to shareholder activism(7)	—	1,885	n/m	n/m
Adjusted EBITDA	$93,092	$51,331	81%	75%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 26 weeks ended June 29, 2025 and June 30, 2024- Share-based Compensation, Foreign Exchange (Gain) Loss, Loss on Impairment of Long-Lived Assets, Business Interruption Proceeds, net and Other (net)” for information regarding the movements in foreign exchange and share-based compensation period-over-period.
(3)
Expenses incurred with respect to a strategic reorganization program of the Company's operations and support teams.
(4)
During the 26 weeks ended June 29, 2025, the Company incurred certain expenses related to the planned ERP system implementation.
(5)
Primarily relating to third party advisory expenses incurred by the Company and its independent special committee in respect of the evaluation of certain strategic transactions.
(6)
The Company recognized $2 million of impairment losses on long-lived assets (operating lease assets) which relates to the legacy Chicken Shop restaurant sites in the UK. During the 26 weeks ended June 30, 2024, the Company recognized impairment losses on intangible assets related to the termination of two hotel management contracts.
(7)
Primarily relating to professional service fees related to the Company's shareholder activism response incurred during the 26 weeks ended June 30, 2024.

The computation of House-Level Contribution and Other Contribution is set forth below:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

	For the 26 Weeks Ended
	June 29, 2025	June 30, 2024	Change %	June 30, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$94,615	$(37,269)	n/m	$(46,823)	n/m
General and administrative	76,717	73,098	5%	75,675	1%
Pre-opening expenses	5,226	11,397	(54)%	11,799	(56)%
Depreciation and amortization	47,403	50,625	(6)%	52,410	(10)%
Share-based compensation	4,516	11,637	(61)%	12,047	(63)%
Foreign exchange (gain) loss, net	(68,926)	10,654	n/m	11,030	n/m
Loss on impairment of long-lived assets and intangible assets	2,102	4,710	n/m	4,876	n/m
Business interruption proceeds, net	(22,899)	—	n/m	—	n/m
Other, net	7,627	5,253	45%	5,438	40%
Non-House membership revenues	(17,767)	(16,519)	(8)%	(17,101)	(4)%
Other revenues	(136,208)	(126,040)	(8)%	(129,258)	(5)%
Other operating expenses	131,797	119,336	10%	123,543	7%
House-Level Contribution	$124,203	$106,882	16%	$103,636	20%
Operating income (loss) margin	15%	(7)%		(7)%
House-Level Contribution Margin	27%	25%		25%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	June 29, 2025	June 30, 2024	Change %	June 30, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$231,537	$201,296	15%	$205,027	13%
Less: Non-House membership revenues	(17,767)	(16,519)	(8)%	(17,101)	(4)%
House Membership revenues	213,770	184,777	16%	187,926	14%
Add: In-House revenues	244,923	237,555	3%	242,280	1%
Total House revenues	458,693	422,332	9%	430,206	7%
Less: In-House operating expenses	(334,490)	(315,450)	(6)%	(326,570)	(2)%
House-Level Contribution	$124,203	$106,882	16%	$103,636	20%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

	For the 26 Weeks Ended
	June 29, 2025	June 30, 2024	Change %	June 30, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$94,615	$(37,269)	n/m	$(46,823)	n/m
General and administrative	76,717	73,098	5%	75,675	1%
Pre-opening expenses	5,226	11,397	(54)%	11,799	(56)%
Depreciation and amortization	47,403	50,625	(6)%	52,410	(10)%
Share-based compensation	4,516	11,637	(61)%	12,047	(63)%
Foreign exchange loss, net	(68,926)	10,654	n/m	11,030	n/m
Loss on impairment of long-lived assets and intangible assets	2,102	4,710	(55)%	4,876	(57)%
Business interruption proceeds, net	(22,899)	—	n/m	—	n/m
Other, net	7,627	5,253	45%	5,438	40%
House membership revenues	(213,770)	(184,777)	(16)%	(187,926)	(14)%
In-House revenues	(244,923)	(237,555)	(3)%	(242,280)	(1)%
In-House operating expenses	334,490	315,450	6%	326,570	2%
Total Other Contribution	$22,178	$23,223	(4)%	$22,816	(3)%
Operating income (loss) margin	15%	(7)%		(7)%
Other Contribution Margin	14%	16%		16%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 26 Weeks Ended
	June 29, 2025	June 30, 2024	Change %	June 30, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Revenues	$136,208	$126,040	8%	$129,258	5%
Non-House membership revenues	17,767	16,519	8%	17,101	4%
Adjusted Other Revenues	153,975	142,559	8%	146,359	5%
Less: other operating expenses	(131,797)	(119,336)	(10)%	(123,543)	(7)%
Other Contribution	$22,178	$23,223	(4)%	$22,816	(3)%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of June 29, 2025, we maintained a cash and cash equivalents balance of $150 million and a restricted cash balance of $5 million.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

(3)
from financing activities, our cash inflows from financing activities include proceeds from borrowings and from the issuance of shares. The primary cash outflows from financing activities include repayments of borrowings and legal and professional fees from debt or equity related transactions, as well as, from time to time, the repurchase of shares under board authorized repurchase plans.

On February 9, 2024, the Company’s board and a relevant sub-committee authorized and approved a new stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. During the 13 weeks and 26 weeks ended June 29, 2025, the Company did not repurchase any shares of its common stock. Repurchased shares are held as treasury shares by the Company.

We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 26 Weeks Ended
	June 29, 2025	June 30, 2024
	(Unaudited, dollar amounts in thousands)
Net cash generated by (used in)
Net cash provided by (used in) operating activities	$63,832	$42,196
Net cash provided by (used in) investing activities	(63,023)	(43,748)
Net cash provided by (used in) financing activities	(8,814)	(6,117)
Effect of exchange rates on cash and cash equivalents	7,102	(1,779)
Net (decrease) increase in cash and cash equivalents	$(903)	$(9,448)

Net Cash Provided by Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 26 weeks ended June 29, 2025, we had a $63,832 inflow of cash from operating activities, which includes net income of $31,641 inclusive of proceeds received of $22,899 for COVID business interruption insurance, depreciation and amortization of $47,403, and non-cash foreign exchange gain of $68,926, offset by a favorable net working capital change of $25,669.

For the 26 weeks ended June 30, 2024, we had a $42,196 inflow of cash from operating activities, which includes a net loss of $72,063, depreciation and amortization of $50,625 , and a favorable net working capital change of $24,133.

Net Cash Used in Investing Activities

The primary cash inflows from investing activities include the cash proceeds from the sale of assets. The primary cash outflows from investing activities include the purchase of property and equipment and intangibles.

For the 26 weeks ended June 29, 2025, we had a $63,023 outflow of cash from investing activities, primarily due to purchases of property and equipment of $43,884, purchases of intangible assets of $11,838, and $14,500 paid as our initial capital contribution for our ownership interest in the LINE LA Hotel Joint Venture, partially offset by $7,199 in property and casualty insurance proceeds received .

For the 26 weeks ended June 30, 2024, we had a $43,748 outflow of cash from investing activities, primarily due to purchases of property and equipment of $45,507 and purchases of intangible assets of $8,947, partially offset by a repayment from equity method investees of $10,706.

Net Cash Used in Financing Activities

The primary cash inflows from financing activities include proceeds from borrowings. The primary cash outflows from financing activities include principal payments on borrowings and purchase of treasury stock.

For the 26 weeks ended June 29, 2025, we had a $8,814 outflow of cash from financing activities, primarily due to the repayment of the outstanding balance of $5,416 on the Compagnie de Phalsbourg credit facility and distributions of $2,358 to non-controlling interests.

For the 26 weeks ended June 30, 2024, we had a $6,117 outflow of cash from financing activities, primarily due to purchases of treasury stock of $4,708.

Cash Requirements from Contractual and Other Obligations

As of June 29, 2025, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, except for those listed below.

ERP Program Commitments

We entered into contracts with third parties relating to its previously-announced ERP implementation program. As of June 29, 2025, we have remaining contractual commitments of £16 million ($22 million), which are expected to be settled over the course of the remainder of 2025 and during 2026.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

LINE LA Hotel Joint Venture Guarantees and Capital Contributions

With effect from June 4, 2025 we have an ownership interest in the LINE LA, as further described in Note 4, Equity Method Investments; Note 13, Commitments and Contingencies and Note 16, Related Party Transactions, of the condensed consolidated financial statements included herein. On June 4, 2025, CREP LA Hotel LLC, a wholly owned subsidiary of the LINE LA Hotel Joint Venture ("CREP LA"), entered into a loan agreement (“LINE LA Loan Agreement”) with a third party lender for $54 million which matures on January 31, 2027 with interest payable throughout the term. Our wholly owned subsidiary, US AcquireCo, Inc., and affiliates of CREP LA Hotel Holdings LLC (“Corten Guarantors") provided joint and several senior loan guarantees for the benefit of the lender for the term of the LINE LA Loan Agreement with respect to (i) CREP LA's payment of recourse obligations pursuant to the LINE LA Loan Agreement; ii) an indemnification against certain losses arising from non-compliance with environmental laws and similar events at the property, and iii) any failure by CREP LA to pay carry costs (including taxes, insurance premiums, operating expenses and debt service) as and when due. US AcquireCo, Inc. is required to comply with specified financial covenants under the LINE LA Loan Agreement at all times. Our wholly-owned subsidiaries, US AcquireCo, Inc. and Soho House Limited, have entered into a reimbursement agreement with the Corten Guarantors to allocate liability under the senior loan guarantees, as well as liability arising under certain indemnification obligations under the LINE LA Hotel Joint Venture. Soho House Limited, shall become liable for amounts payable by US AcquireCo, Inc. under the reimbursement agreement if US AcquireCo, Inc. fails to fund such amounts within 20 days after written demand therefor.

Pursuant to the operating agreement for the LINE LA Hotel Joint Venture, our wholly owned subsidiary, SAGL HoldCo LLC, is contractually obligated to provide additional capital contributions to the extent the LINE LA Hotel Joint Venture experiences liquidity shortfalls. These capital contributions are capped at $37 million (inclusive of its initial capital contribution of $15 million), less six months of debt service on the LINE LA Loan Agreement. No amounts were funded for the period ended June 29, 2025.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

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

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $9 million lower and approximately $10 million higher, respectively, and Net Profit would have been approximately $1 million lower and approximately $1 million higher, respectively, for the 13 weeks ended June 29, 2025.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $4 million higher and approximately $4 million lower, respectively, and Net Profit would have been approximately less than $1 million higher and approximately less than $1 million lower, respectively, for the 13 weeks ended June 29, 2025.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $31 million lower and approximately $34 million higher, respectively, and Net Profit would have been approximately $4 million lower and approximately $4 million higher, respectively, for the 26 weeks ended June 29, 2025.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $7 million higher and approximately $6 million lower, respectively, and Net Profit would have been approximately less than $1 million higher and approximately less than $1 million lower, respectively, for the 26 weeks ended June 29, 2025.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of June 29, 2025, we had $150 million in cash and cash equivalents on the balance sheet, $5 million of restricted cash and £75 million ($103 million) undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 29, 2025 and December 29, 2024 and for the 13 weeks and 26 weeks ended June 29, 2025 and June 30, 2024

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of June 29, 2025 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 26 weeks ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the 13 week period ended June 29, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the Company's 13 weeks ended June 29, 2025, none of the Company's directors or officers (as defined in Rule -1(f) under the Exchange Act) adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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

Soho House & Co Inc.

Date: August 8, 2025	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: August 8, 2025	By:	/s/ Thomas Allen
Thomas Allen
Chief Financial Officer