Form 10-Q
period 2025-09-28
Soho House & Co Inc.
filed 2025-11-07
CIK 1846510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025

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

As of November 4, 2025, the registrant had 195,567,724 shares outstanding, comprised of 54,067,339 Class A common stock, $0.01 par value per share, outstanding and 141,500,385 shares of Class B common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets as of September 28, 2025 and December 29, 2024	2
	Unaudited Condensed Consolidated Statements of Operations for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders' Deficit for the 13 weeks and 39 weeks ended September 29, 2024	6
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the 13 weeks and 39 weeks ended September 28, 2025	7
	Unaudited Condensed Statements of Cash Flows for the 39 weeks ended September 28, 2025 and September 29, 2024	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 4.	Controls and Procedures	64
PART II.	OTHER INFORMATION	65
Item 1.	Legal Proceedings	65
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults Upon Senior Securities	66
Item 4.	Mine Safety Disclosures	66
Item 5.	Other Information	66
Item 6.	Exhibits	68
Signatures		69

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

On August 15, 2025, the Company entered into the Agreement and Plan of Merger (as it may be amended, supplemented or modified from time to time, the “Merger Agreement”), dated as of August 15, 2025, by and among the Company, EH Parent LLC (“Parent”), a Delaware limited liability company and an affiliate of The Yucaipa Companies LLC, a Delaware limited liability company (“Yucaipa”), and EH MergerSub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub” and, together with Parent, the “Buyer Parties”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). In connection with the announcement and pendency of the Merger, the Company has been, and we expect it to continue to be, affected by a number of factors that may cause actual results to differ from our historical results or current expectations. These factors include: uncertainties related to the consummation of the Merger; our ability to complete the Merger, if at all, on the anticipated terms and timing, including obtaining the Requisite Stockholder Approval (as defined below) and regulatory approvals, and the satisfaction of other conditions to the completion of the Merger; unanticipated difficulties or expenditures relating to the Merger; our obligation to pay the Termination Fee (as defined below) and reimburse certain expenses under certain circumstances if the Merger Agreement is terminated; the effect of the announcement or pendency of the Merger on our plans, business relationships, operating results and operations; uncertainties about the pendency of the Merger and the effect of the Merger on our relationships with members, potential members, vendors, business partners, employees, investors and other stakeholders; provisions in the Merger Agreement that limit our ability to pursue alternatives to the Merger, which might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that transaction; the fact that we and our non-employee directors and executive officers may be subject to lawsuits relating to the Merger; the outcome of any lawsuits, regulatory proceedings or enforcement matters that may be instituted against us or others relating to the Merger Agreement; the substantial transaction-related costs we will continue to incur in connection with the Merger, as well as the distraction of management personnel from day-to-day operations; the inability of the Unaffiliated Stockholders (as defined below) to participate in any further upside of our business if the Merger is completed; competitive responses to the Merger; risks regarding the failure to obtain the Equity Financing (as defined below) or the Debt Financing (as defined below) or to have a sufficient amount of cash on hand to complete the Merger (or the Company not being required to use such cash on hand to fund the Per Share Price (as defined below) pursuant to the terms of the Merger Agreement); risks regarding the ticking fee for the Debt Financing that may be payable, depending on when the closing of the Merger (the “Closing”) occurs; legislative, regulatory and economic developments affecting our business; general economic and market developments and conditions; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, pandemics, outbreaks of war or hostilities, as well as our response to any of the aforementioned factors; the fact that the all-cash Per Share Price will generally be taxable to our stockholders that are treated as U.S. Holders; and the risk that the trading price of our Class A common stock may fluctuate during the pendency of the Merger and may decline significantly if the Merger is not completed.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of September 28, 2025 (Unaudited) and December 29, 2024

	As of
(in thousands, except for par value and share data)	September 28, 2025	December 29, 2024
Assets
Current assets
Cash and cash equivalents	$142,490	$152,716
Restricted cash	5,764	3,602
Accounts receivable, net	68,317	78,890
Inventories	65,268	54,419
Prepaid expenses and other current assets	123,386	98,774
Total current assets	405,225	388,401
Property and equipment, net	724,977	598,270
Operating lease assets	1,176,597	1,135,810
Goodwill	208,433	195,295
Other intangible assets, net	107,554	102,610
Equity method investments	41,277	13,217
Deferred tax assets	14,682	5,306
Other non-current assets	5,479	4,603
Total non-current assets	2,278,999	2,055,111
Total assets	$2,684,224	$2,443,512
Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$90,603	$75,987
Accrued liabilities	132,755	98,482
Current portion of deferred revenue	136,064	134,360
Indirect, employee and corporate income taxes payable	48,557	33,889
Current portion of debt, net of debt issuance costs	31,797	34,618
Current portion of operating lease liabilities - sites trading less than one year	3,092	371
Current portion of operating lease liabilities - sites trading more than one year	63,435	57,078
Other current liabilities	58,327	39,377
Total current liabilities	564,630	474,162
Debt, net of current portion and debt issuance costs	704,032	656,868
Property mortgage loans, net of debt issuance costs	137,828	137,385
Operating lease liabilities, net of current portion - sites trading less than one year	27,820	90,081
Operating lease liabilities, net of current portion - sites trading more than one year	1,300,749	1,210,637
Finance lease liabilities	162,514	77,255
Financing obligation	77,024	76,900
Deferred revenue, net of current portion	25,603	23,697
Deferred tax liabilities	2,394	2,286
Other non-current liabilities	30,534	23,699
Total non-current liabilities	2,468,498	2,298,808
Total liabilities	$3,033,128	$2,772,970
Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Balance Sheets

As of September 28, 2025 (Unaudited) and December 29, 2024

	As of
(in thousands, except for par value and share data)	September 28, 2025	December 29, 2024
Shareholders’ deficit
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,694,634 shares issued and 54,067,339 outstanding as of September 28, 2025 and 66,359,217 shares issued and 52,731,922 outstanding as of December 29, 2024; Class B common stock, $0.01 par value, 500,000,000 shares authorized, 141,500,385 shares issued and outstanding as of September 28, 2025 and December 29, 2024	$2,092	$2,079
Additional paid-in capital	1,252,038	1,246,584
Accumulated deficit	(1,525,155)	(1,539,500)
Accumulated other comprehensive income	(1,207)	35,174
Treasury stock, at cost; 13,627,295 shares as of September 28, 2025 and December 29, 2024	(79,396)	(79,396)
Total shareholders’ deficit attributable to Soho House & Co Inc.	(351,628)	(335,059)
Non-controlling interest	2,724	5,601
Total shareholders’ deficit	(348,904)	(329,458)
Total liabilities and shareholders’ deficit	$2,684,224	$2,443,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands except for per share data)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenues
Membership revenues	$122,702	$107,394	$354,239	$308,690
In-House revenues	126,088	120,658	371,011	358,213
Other Revenues	121,960	105,316	258,168	231,356
Total revenues	370,750	333,368	983,418	898,259
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization of $15,586 and $14,635 for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and of $43,747 and $44,474 for the 39 weeks ended September 28, 2025 and September 29, 2024, respectively)	(172,211)	(158,790)	(506,701)	(474,240)
Other operating expenses (exclusive of depreciation and amortization of $5,940 and $6,943 for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and of $16,910 and $19,734 for the 39 weeks ended September 28, 2025 and September 29, 2024, respectively)	(95,090)	(86,679)	(226,887)	(206,015)
General and administrative expenses (exclusive of depreciation and amortization of $5,123 and $4,439 for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and of $13,395 and $12,434 for the 39 weeks ended September 28, 2025 and September 29, 2024, respectively)	(48,209)	(39,672)	(124,926)	(112,770)
Pre-opening expenses	(3,484)	(2,561)	(8,710)	(13,958)
Depreciation and amortization	(26,649)	(26,017)	(74,052)	(76,642)
Share-based compensation	(3,505)	(3,513)	(8,021)	(15,150)
Foreign exchange gain (loss), net	(14,048)	39,591	54,878	28,937
Loss on impairment of long-lived assets and intangible assets	-	(14,068)	(2,102)	(18,778)
Business interruption proceeds, net	-	-	22,899	-
Other, net	(13,558)	(3,775)	(21,185)	(9,028)
Total operating expenses	(376,754)	(295,484)	(894,807)	(897,644)
Operating income (loss)	(6,004)	37,884	88,611	615
Other (expense) income
Interest expense, net	(22,560)	(20,658)	(65,601)	(61,846)
Gain (loss) on sale of property and other, net	26	(236)	82	(62)
Share of income (loss) of equity method investments	637	1,754	3,253	3,645
Total other expense, net	(21,897)	(19,140)	(62,266)	(58,263)
Income (loss) before income taxes	(27,901)	18,744	26,345	(57,648)
Income tax (expense) benefit	10,891	(18,026)	(11,714)	(13,697)
Net income (loss)	(17,010)	718	14,631	(71,345)
Net (income) loss attributable to non-controlling interests	(1,698)	(543)	(286)	62
Net income (loss) attributable to Soho House & Co Inc.	$(18,708)	$175	$14,345	$(71,283)
Net income (loss) per share attributable to Class A and Class B common stock
Basic	$(0.10)	$0.00	$0.07	$(0.36)
Diluted	$(0.10)	$0.00	$0.07	$(0.36)
Weighted-average shares outstanding:
Basic	195,238	194,515	194,766	195,503
Diluted	195,238	195,485	196,101	195,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	$(17,010)	$718	$14,631	$(71,345)
Other comprehensive income (loss)
Foreign currency translation adjustment	14,315	(29,785)	(35,923)	(29,425)
Comprehensive income (loss)	(2,695)	(29,067)	(21,292)	(100,770)
Net (income) loss attributable to non-controlling interest	(1,698)	(543)	(286)	62
Foreign currency translation adjustment attributable to non-controlling interest	93	(396)	(458)	(349)
Total comprehensive income (loss) attributable to Soho House & Co Inc.	$(4,300)	$(30,006)	$(22,036)	$(101,057)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks and 39 weeks ended September 29, 2024

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Non-controlling Interest	Total Shareholders’ Deficit
As of December 31, 2023	$2,057	$1,231,941	$(1,376,532)	$29,641	$(62,000)	$(174,893)	$7,740	$(167,153)
Net income (loss)	-	-	(41,559)	-	-	(41,559)	(299)	(41,858)
Non-cash share-based compensation (Note 11)	11	7,325	-	-	-	7,336	-	7,336
Net change in cumulative translation adjustment	-	-	-	4,435	-	4,435	(57)	4,378
As of March 31, 2024	$2,068	$1,239,266	$(1,418,091)	$34,076	$(62,000)	$(204,681)	$7,384	$(197,297)
Net income (loss)	-	-	(29,899)	-	-	(29,899)	(306)	(30,205)
Distributions to non-controlling interests	-	-	-	-	-	-	(1,454)	(1,454)
Shares repurchased	-	-	-	-	(4,708)	(4,708)	-	(4,708)
Non-cash share-based compensation (Note 11)	3	3,469	-	-	-	3,472	-	3,472
Net change in cumulative translation adjustment	-	-	-	(4,028)	-	(4,028)	10	(4,018)
As of June 30, 2024	$2,071	$1,242,735	$(1,447,990)	$30,048	$(66,708)	$(239,844)	$5,634	$(234,210)
Net income (loss)	-	-	175	-	-	175	543	718
Distributions to non-controlling interests	-	-	-	-	-	-	(2,243)	(2,243)
Shares repurchased	-	-	-	-	(12,688)	(12,688)	-	(12,688)
Non-cash share-based compensation (Note 11)	6	3,109	-	-	-	3,115	-	3,115
Net change in cumulative translation adjustment	-	-	-	(30,181)	-	(30,181)	396	(29,785)
As of September 29, 2024	$2,077	$1,245,844	$(1,447,815)	$(133)	$(79,396)	$(279,423)	$4,330	$(275,093)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit (Unaudited)

For the 13 weeks and 39 weeks ended September 28, 2025

(in thousands)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Deficit Attributable to Soho House & Co Inc.	Non-controlling Interest	Total Shareholders’ Deficit
As of December 29, 2024	$2,079	$1,246,584	$(1,539,500)	$35,174	$(79,396)	$(335,059)	$5,601	$(329,458)
Net income (loss)	-	-	8,168	-	-	8,168	(655)	7,513
Distributions to non-controlling interest	-	-	-	-	-	-	(2,358)	(2,358)
Non-cash share-based compensation (Note 11)	3	2,264	-	-	-	2,267	-	2,267
Net change in cumulative translation adjustment	-	-	-	(15,432)	-	(15,432)	181	(15,251)
As of March 30, 2025	$2,082	$1,248,848	$(1,531,332)	$19,742	$(79,396)	$(340,056)	$2,769	$(337,287)
Net income (loss)	-	-	24,885	-	-	24,885	(757)	24,128
Non-cash share-based compensation (Note 11)	1	1,888	-	-	-	1,889	-	1,889
Net change in cumulative translation adjustment	-	-	-	(35,357)	-	(35,357)	370	(34,987)
As of June 29, 2025	$2,083	$1,250,736	$(1,506,447)	$(15,615)	$(79,396)	$(348,639)	$2,382	$(346,257)
Net income (loss)	-	-	(18,708)	-	-	(18,708)	1,698	(17,010)
Distributions to non-controlling interest	-	-	-	-	-	-	(1,263)	(1,263)
Non-cash share-based compensation (Note 11)	9	1,302	-	-	-	1,311	-	1,311
Net change in cumulative translation adjustment	-	-	-	14,408	-	14,408	(93)	14,315
As of September 28, 2025	$2,092	$1,252,038	$(1,525,155)	$(1,207)	$(79,396)	$(351,628)	$2,724	$(348,904)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 39 weeks ended September 28, 2025 and September 29, 2024

	For the 39 Weeks Ended
(in thousands)	September 28, 2025	September 29, 2024
Cash flows from operating activities
Net income (loss)	$14,631	$(71,345)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	74,052	76,642
Non-cash share-based compensation (Note 11)	7,046	13,923
Deferred tax expense (benefit)	(8,679)	(1,609)
(Gain) loss on sale of property and other, net	(82)	62
Loss on impairment of long-lived assets	2,102	14,068
Loss on impairment of intangible assets	—	4,710
Share of (income) loss of equity method investments	(3,253)	(3,645)
Amortization of debt issuance costs	2,248	1,897
PIK interest	31,828	21,683
Distributions from equity method investees	575	796
Foreign exchange (gain) loss, net	(54,878)	(28,937)
Changes in assets and liabilities:
Accounts receivable	4,570	(12,553)
Inventories	(8,392)	(3,701)
Operating leases, net	421	(4,769)
Other operating assets	(12,712)	(5,299)
Deferred revenue	(6,053)	(2,778)
Accounts payable and accrued and other liabilities	55,333	63,649
Net cash provided by operating activities	98,757	62,794
Cash flows from investing activities
Purchase of property and equipment	(75,343)	(55,833)
Purchase of intangible assets	(18,085)	(12,237)
Investments in equity method investees	(16,500)	—
Property and casualty insurance proceeds received	8,069	—
Repayment of capital investment from equity method investee	—	10,695
Net cash used in investing activities	(101,859)	(57,375)
Cash flows from financing activities
Repayment of borrowings (Note 9)	(7,199)	(1,226)
Proceeds from borrowings (Note 9)	—	1,105
Principal payments on finance leases	(323)	(289)
Distributions to non-controlling interest	(3,621)	(3,697)
Purchase of treasury stock (Note 12)	—	(17,396)
Net cash (used in) provided by financing activities	(11,143)	(21,503)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	6,181	1,599
Net (decrease) increase in cash and cash equivalents, and restricted cash	(8,064)	(14,485)
Cash, cash equivalents and restricted cash
Beginning of period	156,318	161,106
End of period	$148,254	$146,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the 39 weeks ended September 28, 2025 and September 29, 2024

	For the 39 Weeks Ended
(in thousands)	September 28, 2025	September 29, 2024
Cash, cash equivalents and restricted cash are comprised of:
Cash and cash equivalents	$142,490	$142,816
Restricted cash	$5,764	$3,805
Cash, cash equivalents and restricted cash as of September 28, 2025 and September 29, 2024	$148,254	$146,621
Supplemental disclosures:
Cash paid for interest, net of capitalized interest	$25,144	$25,034
Cash paid for income taxes	7,268	3,768
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	26,999	71,691
Acquisitions of property and equipment under finance leases	80,245	179
Prepaid capital expenditures	6,338	6,338
Accrued capital expenditures	15,976	10,173
Equity investment obtained in exchange for accounts receivable balance	9,019	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

1.
Nature of the Business

Soho House & Co Inc. is a global membership platform of physical and digital spaces that connects a vibrant, diverse group of members from across the world. Our members engage with us through our global portfolio of 46 Soho Houses, 8 Soho Works Clubs, The Ned hotel sites, The LINE and Saguaro hotels, Scorpios Beach Clubs, Soho Home and our digital channels.

On August 15, 2025, the Company entered into definitive agreements pursuant to which an investor group will acquire the outstanding shares of the Company not held by certain shareholders who agreed that their shares will remain outstanding (the “Merger”). The Merger is subject to shareholder approval. As of September 28, 2025, the Merger had not closed. For further information, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” included in the Company’s Form 10-Q for the 13-week period ended September 28, 2025.

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

Management believes that the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the interim information included herein. The results of operations for the 13-week periods ended September 28, 2025 and September 29, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Revision of Prior Period Financial Statements in Fiscal 2024

As previously disclosed in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements included in the Company's Annual Report on Form 10-K, on November 6, 2024, the Company announced that it is replacing legacy systems with a new modernized finance Enterprise Resource Planning (“ERP”) system to support its long-term success, controls, and strategic growth initiatives. In preparation for the systems upgrade, the Company has undertaken a number of initiatives including continuing to work with external consultants to support the review and assist in strengthening its internal controls and processes including reconciliations and completing the implementation of a new ERP system for its retail business in August 2024. Further, the Company is focused on continuing to bolster its Transformation and Finance teams including by hiring a Chief Transformation Officer (November 2024) to lead the ERP system implementation and hiring a number of personnel with a higher level of knowledge and experience with the application of US GAAP, internal audit and SOX compliance.

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

The Company assessed the materiality of the errors, both individually and in aggregate, including as out of period corrections in the third quarter of Fiscal 2024 as well as corrections to impacted prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletins (“SAB”) No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

Changes and Error Corrections. While correction of these adjustments as out of period corrections would be material in aggregate to the third quarter of Fiscal 2024, the Company determined the impacts of these misstatements were not material to the financial statements for all prior periods identified and has accordingly revised the comparative amounts presented.

Such historical adjustments described above were corrected and prior periods revised in our Annual Report on Form 10-K. Refer to Note 20, Revision of Prior Period Financial Statements, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 for additional information on the misstatements identified and quantification of the impact of correcting the misstatements. These prior period adjustments identified therein have been reflected in the comparative periods in these unaudited condensed consolidated financial statements.

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

We have experienced net losses and significant cash outflows over the past years as we develop our Houses. During the 13 weeks and 39 weeks ended September 28, 2025, the Company reported a consolidated net loss of $17 million and a consolidated net income of $15 million, respectively. During the 39 weeks ended September 28, 2025, the Company had net cash provided by operations of $99 million. As of September 28, 2025, the Company had an accumulated deficit balance of $1,525 million, cash and cash equivalents of $142 million, and a restricted cash balance of $6 million.

In assessing the going concern basis of preparation of the unaudited condensed consolidated financial statements for the 13 weeks and 39 weeks ended September 28, 2025, we have taken into consideration detailed cash flow forecasts for the Company, the Company’s forecast compliance with bank covenants, the timing of debt commitments within 12 months of the approval of these financial statements, and the continued availability of committed and accessible working capital to the Company.

We have considered current global economic and political uncertainties, specifically including inflationary pressures on consumables purchased and wages, and the Company has factored these in when it undertook an assessment of the cash flow forecasts covering a period of at least 12 months from the date these financial statements are issued. Cash flow forecasts have been prepared based on a range of scenarios including, but not limited to, go private scenario, no further debt or equity funding, repayment of existing short-term debt, macro-economic dynamics, cost reductions, both limited and extensive, and a combination of these different scenarios.

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

Furthermore, the Company has access to an undrawn revolving credit facility of £75 million ($100 million), refer to Note 9, Debt, for additional information.

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

Based on the above, the consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, we continue to adopt the going concern basis in preparing the unaudited condensed consolidated financial statements for the 13 weeks and 39 weeks ended September 28, 2025.

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

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

Changes in the membership, operating margins and economic growth and the contracted operating rental costs beyond what has already been assumed in the assessments could cause management to revise the forecast and assumptions. Unfavorable revisions to these assumptions or estimates could possibly result in further impairment of some or all of the assets.

The Company recognized $2 million of impairment losses on long-lived assets, comprised of $2 million in respect of Operating lease assets during the 39 weeks ended September 28, 2025. In the 39 weeks ended September 28, 2025, the Company identified a triggering impairment event in their legacy Chicken Shop Soho Restaurant sites in the UK and performed an impairment analysis on these sites. The Company has been working on reassigning or terminating these leases as the sites are no longer operational. However, the Company has been unable to do so to date which is the primary reason for the asset impairment. As a result of this analysis, a $2 million non-cash impairment charge was recorded for these UK Soho Restaurant sites.

The Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net) during the 13 weeks and 39 weeks ended September 29, 2024. The Company recognized $5 million of impairment losses on intangible assets related to the termination of two hotel management contracts during the 39 weeks ended September 29, 2024.

Business Interruption and Other Insurance Claims

The Company maintains insurance policies to cover business interruption and property damage with terms that it believes to be adequate and appropriate. When the Company receives proceeds from an insurance claim in connection with property damage, which reimburses the replacement cost for repair or replacement of damaged assets, the proceeds are recognized as a reduction against the value of the assets written off. Business interruption proceeds which reimburse the time-element of actual costs and lost profits following damage to property are recognized as non-operating income (Other, net) or operating income to the extent attributable to a specific site. Business interruption proceeds related to the cost to expedite repairs, retention pay to workers temporarily displaced, and additional expenses to stay in business following damage to property are recognized as a reduction of the related expense line item. If there are any outstanding receivables in respect of insurance recoveries, they are recognized only when the Company deems collection to be probable, and only to the extent of the related loss. Claim proceeds that result in a gain should be recognized at the earlier when the proceeds are realized or realizable.

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

In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers: Clarifications to Share-Based Consideration Payable to a Customer ("ASU 2025-04"). This update revises the Master Glossary definition of the term performance condition for share-based consideration payable to a customer. ASU 2025-04 is effective for all entities for annual reporting

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024 periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. For public entities, the standard is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The new standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The new standard may be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

3.
Consolidated Variable Interest Entities

The Company determined that it is the primary beneficiary of the following material variable interest entities (“VIEs”):

Ned-Soho House, LLP
The Ned-Soho House, LLP joint venture maintains a management agreement to operate The Ned hotel in London, which is owned by unconsolidated related parties to the Company (refer to Note 16, Related Party Transactions and Balances for further information). Management fees are recognized in other revenues in the consolidated statements of operations. The Company has a greater economic interest in Ned-Soho House, LLP as compared to its related party venture partner and therefore the Company is determined to be the primary beneficiary.

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

	As of
(in thousands)	September 28, 2025	December 29, 2024
Cash and cash equivalents	$5,136	$2,528
Accounts receivable	8,108	12,082
Inventories	21	4
Prepaid expenses and other current assets	8,044	5,380
Total current assets	21,309	19,994
Property and equipment, net	25,804	25,268
Operating lease assets	99,711	95,618
Other intangible assets, net	298	251
Other non-current assets	201	189
Total assets	147,323	141,320
Accounts payable	2,903	1,899
Accrued liabilities	10,809	7,072
Indirect and employee taxes payable	—	1,918
Current portion of debt, net of debt issuance costs	31,212	28,710
Current portion of operating lease liabilities - sites trading more than one year	6,822	6,689
Other current liabilities	193	210
Total current liabilities	51,939	46,498
Operating lease liabilities, net of current portion - sites trading more than one year	112,284	107,838
Total liabilities	164,223	154,336
Net assets (liabilities)	$(16,900)	$(13,016)

4.
Equity Method Investments

The Company maintains a portfolio of equity method investments owned through non-controlling interests in investments with one or more partners. There have been no changes in the Company’s equity method investment ownership interests in existing entities. During the 39 weeks ended September 28, 2025, the Company acquired a new equity method investment, the LINE LA Hotel Joint Venture, described further below.

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

56-60 Redchurch Street, London Joint Venture

On July 6, 2015, the Company and a related party investor (“Raycliff Partner”) formed Raycliff Red LLP (“Club Row Rooms”) to develop and operate a hotel at 58-60 Redchurch Street intended to provide additional members’ accommodation to the nearby Shoreditch House in London. This was later extended to include 56 Redchurch Street under the same terms. The Company is responsible for managing the operations of the property

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024 and the Raycliff Partner is responsible for managing the building.

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

LINE LA Hotel Joint Venture

During the 39 weeks ended September 28, 2025, the Company acquired a new equity method investment reflecting an ownership interest in the LINE LA Hotel, a property that it had previously managed pursuant to a hotel management agreement (“HMA”).

On June 4, 2025, SAGL HoldCo LLC, a wholly owned subsidiary of the Company, entered into an operating agreement for Wilshire LA Hotel JV LLC with CREP LA Hotel Holdings LLC ("Corten") ("the LINE LA Hotel Joint Venture"). In exchange for their respective ownership interests in the LINE LA Hotel Joint Venture, Corten contributed 100% of the limited liability interests in CREP LA Hotel LLC ("CREP LA") for an initial capital of $37 million and the real and personal property interests in the LINE LA Hotel, while SAGL HoldCo LLC contributed initial capital of $15 million and its legacy outstanding $9 million accounts receivable (relating to hotel management services and shared services provided to the LINE LA Hotel in prior periods pursuant to the legacy HMA).

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

The Company's equity investment in the LINE LA Hotel Joint Venture is included in the following line-items on the consolidated balance sheet: $23 million included in "Equity method investments" relating to the carrying value of the Company's ownership interest, which includes an additional investment of $2 million during the 13 weeks ended September 28, 2025, and $1 million included in "Accounts receivable, net" relating to the accrued HMA fees receivable to MCGA Hotels LLC from the LINE LA Hotel Joint Venture, see Note 16, Related Party Transactions and Balances.

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

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenues	$24,819	$15,031	$52,781	$41,367
Operating income (loss)	8,486	4,566	17,626	12,390
Net income (loss)(1)	1,815	2,940	9,138	6,816

(1)
The net income (loss) shown above relates entirely to continuing operations.
5.
Leases

The Company has entered into various lease agreements for its Houses, hotels, restaurants, spas and other properties across The Americas, Europe, and Asia, which includes 59 equipment leases. The Company’s material leases have reasonably assured lease terms ranging from 1 year to 30 years for operating leases and from 5 years to 50 years for finance leases. Certain operating leases provide the Company with multiple renewal options that generally range from 5 years to 10 years, with rent payments on renewal based on a predetermined annual increase or market rates at the time of exercise of the renewal. The Company has four leases finance leases of which three are subject to 25 years renewal options, with rent payments on renewal based on upward changes in inflation rates. On July 28, 2025, the Company signed a material lease agreement to be the lessee of the LINE DC property. The lease agreement includes a payment prior to the commencement of the lease of $11 million and an option to purchase the property which the Company is reasonably certain to exercise and therefore the lease is classified as a finance lease. As at September 28, 2025, there was a $160 million finance lease asset recorded within property and equipment, net, of which $90 million relates to the LINE DC finance lease.

As of September 28, 2025, the Company recognized right-of-use assets and lease liabilities for 189 operating leases and 4 material finance leases. When recognizing right-of-use assets and lease liabilities, the Company includes certain renewal options where the Company is reasonably assured to exercise the renewal option.

In the 39 weeks ended September 28, 2025, the Company identified a triggering impairment event in their legacy Chicken Shop Soho Restaurant sites in the UK and performed an impairment analysis on these sites. The Company has been working on reassigning or terminating these leases as the sites are no longer operational. However, the Company has been unable to do so to date, which is the primary reason for the asset impairment. As a result of this analysis, a $2 million non-cash impairment charge was recorded for these UK Soho Restaurant sites. No impairment loss was recorded in the 13 weeks ended September 28, 2025. In the 13 weeks and 39 weeks ended September 29, 2024 an $11 million non-cash impairment charge was recorded in respect of operating lease assets, of which $10 million related to Soho Works North America sites and less than $1 million related to a UK restaurant site.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

The maturity of the Company’s operating and finance lease liabilities as of September 28, 2025 is as follows:

(in thousands) Fiscal year ended	Operating Leases	Finance Leases
Undiscounted lease payments
Remainder of 2025	$42,375	$2,728
2026	171,749	11,071
2027	163,284	11,426
2028	161,828	11,757
2029	163,155	12,135
Thereafter	1,711,796	306,726
Total undiscounted lease payments	2,414,187	355,843
Present value adjustment	(1,019,091)	(193,329)
Total net lease liabilities	$1,395,096	$162,514

Certain lease agreements include variable lease payments that, in the future, will vary based on changes in the local inflation rates, market rate rents, or business revenues of the leased premises.

Gross straight-line rent expense recognized as part of In-House operating expenses for operating leases was $42 million and $37 million for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $125 million and $110 million for the 39 weeks ended September 28, 2025 and September 29, 2024, respectively. Sublease income is netted against In-House operating expenses for operating leases of $2 million and $2 million for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $5 million and $5 million for the 39 weeks ended September 28, 2025 and September 29, 2024, respectively.

For the 13 weeks ended September 28, 2025 and September 29, 2024, the Company recognized amortization expense related to the right-of-use asset for finance leases of $1 million and $1 million, respectively, and interest expense related to finance leases of $3 million and $1 million, respectively. For the 39 weeks ended September 28, 2025 and September 29, 2024, the Company recognized amortization expense related to the right-of-use asset for finance leases of $2 million and $1 million, respectively, and interest expense related to finance leases of $5 million and $4 million, respectively. The Company recognized $1 million and $1 million of variable lease payments for finance leases for the 13 weeks ended September 28, 2025 and September 29, 2024 and $2 million and $2 million of variable lease payments for finance leases for the 39 weeks ended September 28, 2025 and September 29, 2024.

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

The Company currently leases four properties from related parties as described in Note 16, Related Party Transactions and Balances. The four properties have a combined right-of-use asset of $25 million and $26 million reported within “Operating lease assets” in the unaudited condensed consolidated balance sheets as of September 28, 2025 and December 29, 2024, respectively. The related combined short term lease liability amounts to $1 million and $3 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of September 28, 2025 and December 29, 2024. The related combined long term lease liability amounts to $34 million and $34 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of September 28, 2025 and December 29, 2024, respectively. The straight-line rent recorded within “In-House operating expenses” associated with the four, as September 28, 2025, and seven leases that were related parties as of September 29, 2024, amounted to $1 million and $3 million for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $4 million and $16 million for the 39 weeks ended September 28, 2025 and September 29, 2024, respectively.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

	For the 39 Weeks Ended
(in thousands)	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(127,462)	$(115,293)
Interest payments for finance leases	$(5,524)	$(4,196)
Cash flows from financing activities:
Principal payments for finance leases	$(323)	$(289)
Supplemental disclosures of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$26,999	$71,691
Acquisitions of property and equipment under finance leases	$90,745	$179

The following summarizes additional information related to operating and finance leases:

	As of
	September 28, 2025	September 29, 2024
Weighted-average remaining lease term
Finance leases	23 years	41 years
Operating leases	15 years	16 years
Weighted-average discount rate
Finance leases	7.40%	7.29%
Operating leases	7.93%	7.91%

As of September 28, 2025, the Company has entered into 11 operating lease agreements that are signed but have not commenced. Of these, nine relate to Houses, hotels, restaurants, and other properties that are in various stages of construction by the landlord and for three of these, construction has not commenced. Refer to Note 16, Related Party Transactions and Balances for further information on the lease agreements, both active and not commenced, with related parties.

The Company will determine the classification as of the lease commencement date, but currently expects these under construction leases to be operating leases. Soho House Design (“SHD”) is involved to varying degrees in the design of these leased properties under construction. For certain of these leases, the SHD team is acting as the construction manager on behalf of the landlord. The Company does not control the underlying assets under construction. Pending significant completion of all landlord improvements and final execution of the related lease, the Company expects these leases to commence in fiscal years ending 2025, 2026, 2027 and 2028. The Company estimates the total undiscounted lease payments for the leases commencing in fiscal years ended 2025, 2026, 2027 and 2028 will be $139 million, $238 million, $112 million and $587 million, respectively, with weighted-average expected lease terms of 23 years, 23 years, 16 years and 17 years for 2025, 2026, 2027 and 2028, respectively.

The following summarizes the Company’s estimated future undiscounted lease payments, net of lease incentives, for current leases signed but not commenced, including properties where the SHD team is acting as the construction manager as of September 28, 2025:

(in thousands)	Operating Leases Under
Fiscal year ended	Construction
Estimated total undiscounted lease payments, net of lease incentives
Remainder of 2025	$614
2026	4,276
2027	10,284
2028	38,771
2029	49,541
Thereafter	972,420
Total undiscounted lease payments for leases signed but not commenced, net of lease incentives	$1,075,906

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

6.
Revenue Recognition

Disaggregated revenue disclosures for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024 are included in Note 15, Segments. Revenue from membership fees, legacy one-time registration fees, House Introduction Credits, design & build-out contracts and exclusivity & incentive fee contracts are the primary arrangements for which revenue is recognized over time.

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period ending September 28, 2025:

(in thousands)	Next twelve months from September 28, 2025	Future periods
Revenue recognized over time	$112,881	$25,603
Total future revenues	$112,881	$25,603

All consideration from contracts with customers is included in the amounts presented above.

The following table provides information about contract receivables, contract assets and contract liabilities from contracts with customers:

	As of
(in thousands)	September 28, 2025	December 29, 2024
Contract receivables	$68,317	$78,890
Contract assets	$6,644	$3,257
Contract liabilities	$181,640	$174,697

Contract receivables consist solely of Accounts receivable, which is comprised of amounts due from customers and partners including amounts owed from sites operated under management contracts, amounts billed under design & build-out contracts and amounts due from retail wholesale partners.

Contract assets consist of accrued unbilled income related to design & build-out contracts and hotel management agreements. These amounts are recognized in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

Contract liabilities include deferred membership revenue, hotel deposits and gift vouchers (which are presented in accrued liabilities on the unaudited condensed consolidated balance sheets). Revenue recognized that was included in the contract liabilities balance as of the beginning of the period was $35 million and $28 million during the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $102 million and $85 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively.

The Company recognized revenue relating to transactions with related parties totaling $2 million and $5 million recorded within “Other revenues” in the unaudited condensed consolidated statements of operations during the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $9 million and $15 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively. The Company recognized a receivable related to these transactions with related parties amounting to $20 million and $31 million recorded within "Accounts receivable, net" in the unaudited condensed consolidated balance sheets as of September 28, 2025 and December 29, 2024. The Company recognized accrued revenue relating to transactions with related parties amounting to $5 million and $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheets as of September 28, 2025 and December 29, 2024. Refer to Note 16, Related Party Transactions and Balances and Note 17, Subsequent events for further information.

7.
Inventories, Prepaid Expenses and Other Current Assets

Inventories consist of raw materials, service stock and supplies (primarily food and beverage) and finished goods (primarily for sale in our Retail business) which are externally sourced. Raw materials and service stock and supplies totaled $18 million and $23 million as of September 28, 2025 and December 29, 2024, respectively. Finished goods totaled $47 million and $31 million as of September 28, 2025 and December 29, 2024, respectively.

The Company recognized accrued revenue relating to transactions with related parties amounting to $5 million and $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheets as of September 28, 2025 and December 29, 2024. Refer to Note 16, Related Party Transactions and Balances for further information.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

The table below presents the components of prepaid expenses and other current assets:

	As of

(in thousands)	September 28, 2025	December 29, 2024
Amounts owed by equity method investees(1)	$2,917	$2,379
Prepayments and accrued income	67,245	36,350
Contract assets	6,644	3,257
Inventory supplier advances	12,794	12,139
Other receivables	33,786	44,649
Total prepaid expenses and other current assets	$123,386	$98,774

(1) "Accounts receivable, net" includes $3 million and $1 million receivable from StoreBerlin Limited as of September 28, 2025 and December 29, 2024, respectively, and $1 million relating to accrued HMA fees receivable from the LINE LA Hotel Joint Venture as of September 28, 2025.

8.
Accrued Liabilities

The table below presents the components of accrued liabilities.

	As of
(in thousands)	September 28, 2025	December 29, 2024
Accrued interest	$7,373	$7,113
Hotel deposits	18,669	12,414
Trade and other accruals	106,713	78,955
Total accrued liabilities	$132,755	$98,482

9.
Debt

Debt balances, net of debt issuance costs, are as follows:

	As of
(in thousands)	September 28, 2025	December 29, 2024
Senior Secured Notes, interest at 8.1764% for the Initial Notes and 8.5% for the Additional Notes, maturing March 2027 (see additional description below)	$690,310	$644,002
Soho Works Limited loans, unsecured, 7% interest bearing, maturing September 2025 (see additional description below)	31,212	27,369
Other loans (see additional description below)	14,307	20,115
	735,829	691,486
Less: Current portion of long-term debt	(31,797)	(34,618)
Total long-term debt, net of current portion	$704,032	$656,868

Property mortgage loans, net of debt issuance costs, are as follows:

	As of
(in thousands)	September 28, 2025	December 29, 2024
Term Loan, interest at 6.99%, maturing June 1, 2033	$137,828	$137,385
Total property mortgage loans	$137,828	$137,385

The weighted-average interest rate on fixed rate borrowings was 8% as of September 28, 2025 and 8% as of December 29, 2024. There were no outstanding floating rate borrowings as of September 28, 2025 or December 29, 2024.

The descriptions below show the financial instrument amounts in the currency of denomination with USD equivalent in parentheses, where applicable, translated using the exchange rates in effect at the time of the respective transaction.

Debt: Senior Secured Notes

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

On March 31, 2021, Soho House Bond Limited issued senior secured notes pursuant to a Notes Purchase Agreement, which were subscribed to by certain funds managed, sponsored or advised by Goldman Sachs & Co. LLC or its affiliates, in aggregate amounts equal to $295 million, €62 million ($73 million) and £53 million ($73 million) (the “Initial Notes”). The Notes Purchase Agreement included an option to issue, and a commitment on the part of the purchasers to subscribe for an aggregate amount of up to $100 million which were issued for the full amount on March 9, 2022 (the “Additional Notes” and, together with the Initial Notes, the “Senior Secured Notes”). The Senior Secured Notes mature on March 31, 2027 and bear interest at a fixed rate equal to a cash margin of 2.0192% per annum for the Initial Notes or 2.125% per annum for any Additional Notes, plus a payment-in-kind (capitalized) margin of 6.1572% per annum for the Initial Notes or 6.375% per annum for any Additional Notes. The Senior Secured Notes issued pursuant to the Notes Purchase Agreement may be redeemed and prepaid for cash, in whole or in part, at any time in accordance with the terms thereof, subject to payment of redemption fees. The Senior Secured Notes are guaranteed and secured on substantially the same basis as our Revolving Credit Facility. The Company incurred interest expense of $15 million and $14 million during the 13 weeks ended September 28, 2025 and September 29, 2024, respectively and $44 million and $41 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively. As of September 28, 2025 and December 29, 2024, an accrual of $11 million and $8 million, respectively, was recognized in non-current liabilities on the consolidated balance sheet relating to payment-in-kind interest on the Senior Secured Notes.

Debt: Soho Works Limited Loans

In 2017, Soho Works Limited entered into a term loan facility agreement. The SWL loan bears interest at 7% and matures, following the extensions, at the earliest of: (a) September 29, 2025; (b) the date of disposal of the whole or substantial part of the Soho Works Limited; (c) the date of sale by the shareholders of the entire issued share capital of Soho Works Limited to a third party; (d) the date of the admission of Soho Works Limited to any recognized investment exchange or multi-lateral trading facility; and (e) any later date that the lenders may determine in their sole discretion. The carrying amount of the term loan was £23 million ($31 million) and £22 million ($27 million) as of September 28, 2025 and December 29, 2024, respectively. The Company incurred interest expense of less than $1 million and less than $1 million on this facility during the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $2 million and $2 million on this facility during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively. The Company has determined a current classification of this loan is appropriate as it best reflects the substance of the agreement with the lenders given that the loan extension period is short-term in nature (12 months). Refer to Note 17, Subsequent Events for further information on the Soho Works loan extension.

Debt: Other Loans

The other loans consist of the following:

	Currency	Maturity date	Principal balance as of September 28, 2025	Applicable interest rate as of September 28, 2025
Dean Street Loan	Great Britain pound sterling	March 2040	$9,419	6.0%
Copenhagen Loan	Danish krone	November 2033	2,034	8.0%
Copenhagen Loan	Danish krone	November 2038	1,071	0.0%
Greek Street Loan	Great Britain pound sterling	January 2028	$1,781	7.5%

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

The Company incurred interest expense of $3 million and $8 million on the Term Loan during the 13 weeks and 39 weeks ended September 28, 2025, respectively, and $2 million and $7 million during the 13 weeks and 39 weeks ended September 29, 2024, respectively.

Revolving Credit Facility

On November 10, 2022, Soho House Bond Limited, a wholly owned subsidiary of the Company entered into the Third Amended and Restated Revolving Facility Agreement (the "Third Amendment") which further amends and restates the Revolving Credit Facility, originally entered into by the Company on December 5, 2019 (the original and amended facility referred to as the “Revolving Credit Facility”). The Third Amendment amends the Revolving Credit Facility to extend the maturity date from January 25, 2024 to July 25, 2026. In addition, the Third Amendment provides that from March 2023 we are required to maintain certain leverage covenants (as defined in the Revolving Credit Facility) which are applicable when 40% or more of the facility is drawn. On February 21, 2025 the Agreement was amended to extend the maturity date from July 25, 2026 to December 31, 2026. All other material terms remain substantially unchanged. As of September 28, 2025, the facility remains undrawn with £75 million ($100 million) available to draw under this facility. The facility is secured on a fixed and floating charge basis over certain assets of the Company. The Company incurred interest expense of less than $1 million and less than $1 million in respect of the Revolving Credit Facility during

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024 the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $1 million and $1 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively.

Future Principal Payments

The following table presents future principal payments for the Company’s debt and property mortgage loans that are described in the preceding paragraphs as of September 28, 2025:

(in thousands)
Remainder of 2025	$31,859
2026	1,631
2027	695,277
2028	862
2029	902
Thereafter	148,712
$879,243

10.
Fair Value Measurements

Recurring and Non-recurring Fair Value Measurements

There were no assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 28, 2025 or December 29, 2024.

Fair Value of Financial Instruments

The Company believes the carrying values of its financial instruments related to current assets and liabilities approximate fair value due to short-term maturities.

The Company has estimated the fair value of the Senior Secured Notes and the property mortgage loans as of September 28, 2025 and December 29, 2024 using a discounted cash flow analysis. The fair value of the other non-current debt is estimated as of September 28, 2025 and December 29, 2024 using a discounted cash flow analysis, except for the Dean Street Loan and the Copenhagen Loan where fair value is estimated to be equal to the current carrying value of each instrument as of September 28, 2025 based on a comparison of each instrument's contractual terms to current market terms. The Company does not believe that the use of different market inputs would have resulted in a materially different fair value of debt as of September 28, 2025 and December 29, 2024.

The following table presents the estimated fair values (all of which are Level 3 fair value measurements) of the Company’s debt instruments with maturity dates in 2025 and thereafter:

(in thousands)	Carrying Value	Fair Value
September 28, 2025
Senior Secured Notes	$690,310	$658,093
Term Loan	137,828	103,187
Other loans	14,307	6,994
	$842,445	$768,274

(in thousands)	Carrying Value	Fair Value
December 29, 2024
Senior Secured Notes	$644,002	$596,976
Term Loan	137,385	99,283
Other loans	20,115	19,853
	$801,502	$716,112

The carrying values of the Company’s other non-current liabilities and non-current assets approximate their fair values.

11.
Share-Based Compensation

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

Equity and incentive plans

The Company operates two equity and incentive plans for the benefit of its employees and directors. In August 2020, the Company established the 2020 Equity and Incentive Plan (the “2020 Plan”) under which SHHL Share Appreciation Rights (“SARs”) and SHHL Growth Shares were issued to certain employees.

In July 2021, the Company established its 2021 Equity and Incentive Plan (the “2021 Plan”). The 2021 Plan allows for grants of non-qualified stock options, SARs, Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs"). The PSUs generally vest (i) upon the completion of a minimum service period and (ii) the Company's achievement of certain performance goals established at grant. There were 12,107,333 shares initially available for all awards under the 2021 Plan and the shares available is permitted to increase annually on the first day of each calendar year, beginning with the calendar year ended December 31, 2022, subject to approval by the board of directors (the "board"). As of September 28, 2025, there were 3,601,931 shares available for future awards. The Company granted 306,146 new RSUs under the 2021 Plan during the 39 weeks ended September 28, 2025. There were 178,571 new RSUs granted under the 2021 Plan during the 13 weeks ended September 28, 2025.

In August 2025, in conjunction with the departure of an employee, the Company accelerated the vesting of certain outstanding RSUs, pursuant to the original terms of the award. The Company also granted 178,571 cash-settled RSUs that were fully vested as of the grant date with 50% of these vested awards due to be cash settled in Q4 2025 and the remaining 50% in Q1 2026. The related liability-classified share-based compensation expense of $2 million will be remeasured each reporting period until settlement.

Awards outstanding under the plan

As of September 28, 2025 and December 29, 2024, there were 479,620 and 1,238,630 RSUs outstanding under the 2021 Plan, respectively. As of September 28, 2025 and December 29, 2024, there were 5,108,472 and 5,839,704 SARs outstanding under the 2020 Plan and 2021 Plan, respectively. As of September 28, 2025 and December 29, 2024, there were zero and 600,749 PSUs outstanding under the 2021 Plan, respectively.

Share-based compensation during the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024 was recorded in the consolidated statements of operations within a separate line item as shown in the following table:

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
SARs	$—	$619	$323	$1,943
RSUs	2,890	1,969	6,723	10,439
PSUs	—	527	—	1,541
Employer-related payroll expense(1)	615	398	975	1,227
Total share-based compensation expense	$3,505	$3,513	$8,021	$15,150
Tax benefit for share-based compensation expense	—	—	—	—
Share-based compensation expense, net of tax	$3,505	$3,513	$8,021	$15,150

(1)
Relates to employment related taxes, including employer national insurance tax in the UK. These amounts were settled in cash and are not included in additional paid-in capital or as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

The weighted-average assumptions used in valuing SARs granted or modified during each period are set forth in the following table:

	For the 39 Weeks Ended September 28, 2025	For the Fiscal Year Ended December 29, 2024
Expected average life(1)	N/A	3.21 - 4.81 years
Expected volatility(2)	N/A	76%
Risk-free interest rate(3)	N/A	4.17 - 4.29%
Expected dividend yield(4)	N/A	0%
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

As of September 28, 2025, total compensation expense not yet recognized is as follows:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

•
With respect to the unvested SARs issued under the 2020 Plan and 2021 plans, the total compensation expense not yet recognized is zero.
•
With respect to the RSUs issued under the 2021 Plan, approximately $0.7 million, which is expected to be recognized over a weighted-average period of 0.78 years.

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

The tables below present changes in each class of the Company’s common stock, as applicable:

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of December 31, 2023	53,741,731	141,500,385
Shares issued related to share-based compensation	1,064,054	—
As of March 31, 2024	54,805,785	141,500,385
Shares issued related to share-based compensation	282,560	—
Shares repurchased	(891,045)	—
As of June 30, 2024	54,197,300	141,500,385
Shares issued related to share-based compensation	631,350	—
Shares repurchased	(2,269,130)	—
As of September 29, 2024	52,559,520	141,500,385

	SHCO Common Stock
	Class A Common Stock	Class B Common Stock
As of December 29, 2024	52,731,922	141,500,385
Shares issued related to share-based compensation	264,579	—
As of March 30, 2025	52,996,501	141,500,385
Shares issued related to share-based compensation	206,388	—
As of June 29, 2025	53,202,889	141,500,385
Shares issued related to share-based compensation	864,450	—
As of September 28, 2025	54,067,339	141,500,385

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

There were no repurchases during the 13 weeks and 39 weeks ended September 28, 2025. During the 13 weeks and 39 weeks ended September 29, 2024, the Company repurchased a total of 2,269,130 shares and 3,160,175 shares of Class A common stock for $13 million and $17 million, respectively, including commissions, under the new program. The repurchased shares are held as treasury shares by the Company.

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

The following table shows the reconciliation of the numerators and denominators used to compute earnings per share of Class A and Class B Common Stock:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

	For the 13 Weeks Ended		For the 39 Weeks Ended
(in thousands except for per share data)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Numerator (basic and diluted)
Profit (loss) attributable to Soho House & Co Inc	$(18,708)	$175	$14,345	$(71,283)

Denominators (basic and diluted)
Weighted-average Class A and Class B shares - basic	195,238	194,515	194,766	195,503

RSU share-based compensation awards	-	244	322	-
SAR share-based compensation awards	-	726	1,013	-

Weighted-average Class A and Class B shares - diluted	195,238	195,485	196,101	195,503

Basic earnings (loss) per share	$(0.10)	$0.00	$0.07	$(0.36)

Diluted earnings (loss) per share	$(0.10)	$0.00	$0.07	$(0.36)

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

In the fourth quarter of Fiscal 2024, one of our UK properties suffered damages due to flooding which caused significant damage to certain structures and facilities within the site. The Company is still evaluating the complete scope of property damage and business interruption loss. As of December 29, 2024, the Company reported an estimate of the book value of the property and equipment written off and remediation costs of $6 million. During the 39 weeks ended September 28, 2025 the Company incurred further costs of $1 million. The Company recorded a corresponding insurance receivable, included in prepaid expenses and other current assets on the consolidated balance sheets as of December 29, 2024. This receivable has been settled as of September 28, 2025. As of September 28, 2025 and December 29, 2024 the Company received cash proceeds of $8 million and $1 million, respectively. We believe our insurance coverage should be sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles; therefore, we have not recorded any loss on the consolidated statements of operations for the 39 weeks ended September 28, 2025.

As a result of the flood damage, the Company recorded business interruption insurance proceeds totaling less than $1 million related to the reimbursement of lost profits as a result of the closure. This amount is recorded as business interruption income in the In-House operating expenses in the unaudited condensed consolidated statement of operations for the 39 weeks ended September 28, 2025.

During the 39 weeks ended September 28, 2025, the Company’s Los Angeles properties were impacted by the wildfires. The Company has filed a business interruption insurance claim of $5 million in connection to the loss of business incurred during this period which has not been fully settled and continues to be evaluated. As of September 28, 2025, the Company received cash proceeds of less than $1 million in connection with the ongoing business interruption insurance claim.

COVID-19 Business Interruption Insurance Proceeds

On February 19, 2025, the Company received $23 million (£18 million) of business interruption insurance proceeds, net of fees, from one of its insurers. The proceeds relate to the impacts of general business interruption (including lost revenues and additional costs incurred) in the United Kingdom due to the COVID-19 pandemic. The recovery is presented in “Business interruption proceeds, net” within the unaudited condensed consolidated statement of operations (would generally be presented in line-item 'Other, net' however separately presented due to magnitude of this amount during the 39 weeks ended September 28, 2025) and is included in net cash provided by operating activities in the unaudited condensed consolidated statement of cash flows for the 39 weeks ended September 28, 2025. This payment represents a full and final settlement of all claims the Company has or may have related to business interruption losses and associated costs and expenses arising from the COVID-19 pandemic in the UK.

Lease Commitments

See Note 5, Leases for information on estimated future undiscounted lease payments for current leases signed but not commenced as of September 28, 2025.

ERP Program Commitments

The Company has entered into contracts with third parties relating to its previously-announced ERP implementation program. As of September 28, 2025, the Company has remaining contractual commitments of £13 million ($17 million), which are expected to be settled over the course of the remainder of 2025 and during 2026.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

As of September 28, 2025, the Company capitalized $5 million of implementation costs related to the ERP system, included in balance sheet line-item 'Other intangible assets, net'.

LINE LA Hotel Joint Venture Guarantees and Capital Contributions

During the 39 weeks ended September 28, 2025, the Company acquired a new equity method investment reflecting an ownership interest in the LINE LA Hotel. Refer to Note 4, Equity Method Investments for further information on this acquisition.

On June 4, 2025, CREP LA Hotel LLC, a wholly owned subsidiary of the LINE LA Hotel Joint Venture ("CREP LA"), entered into a loan agreement (“LINE LA Loan Agreement”) with a third party lender for $54.0 million which matures on January 31, 2027, and bears interest of SOFR plus 462 basis points per annum (subject to a floor of 4.75%), with interest payable throughout the term. The LINE LA Loan Agreement is secured by the land, building and improvements of the hotel, all fixtures attached thereto and all other real and personal property interests, including the assignment of leases and rents. The Company’s wholly owned subsidiary, US AcquireCo, Inc., and affiliates of Corten ("Corten Guarantors") provided joint and several senior loan guarantees for the benefit of the lender for the term of the LINE LA Loan Agreement with respect to (i) CREP LA's payment of recourse obligations pursuant to the LINE LA Loan Agreement; ii) an indemnification against certain losses arising from non-compliance with environmental laws and similar events at the property, and iii) any failure by CREP LA to pay carry costs (including taxes, insurance premiums, operating expenses and debt service) as and when due. US AcquireCo, Inc. is required to comply with specified financial covenants under the LINE LA Loan Agreement at all times. The Company’s wholly owned subsidiaries, US AcquireCo, Inc. and Soho House Limited, have entered into a reimbursement agreement with the Corten Guarantors to allocate liability under the senior loan guarantees, as well as liability arising under certain indemnification obligations under the LINE LA Hotel Joint Venture. Soho House Limited shall become liable for amounts payable by US AcquireCo, Inc. under the reimbursement agreement if US AcquireCo, Inc. fails to fund such amounts within 20 days after written demand. However, because the Company exercises joint control over the LINE LA Hotel Joint Venture, its obligations relate to its own performance. In accordance with the scope exception in ASC 460, the Company determined that this arrangement does not meet the definition of a guarantee under ASC 460. Accordingly, the Company has not recognized the fair value of a liability related to these obligations in its consolidated financial statements.

Pursuant to the operating agreement for the LINE LA Hotel Joint Venture, SAGL HoldCo LLC is contractually obligated to provide additional capital contributions to the extent the LINE LA Hotel Joint Venture experiences liquidity shortfalls. These capital contributions are capped at $37 million (inclusive of its initial capital contribution of $15 million), less six months of debt service on the LINE LA Loan Agreement. Additional funding of $2 million was provided for the period ended September 28, 2025 which has increased the equity investment accordingly.

14.
Income Taxes

For the 13 weeks and 39 weeks ended September 28, 2025, there have been no material changes in the Company’s estimates or provisions for income taxes recorded in the unaudited condensed consolidated balance sheet.

The effective tax rate for the 13 weeks ended September 28, 2025 was 39.0%, compared to an effective tax rate of 96.2% for the 13 weeks ended September 29, 2024. The effective tax rate for the 39 weeks ended September 28, 2025 was 44.5% compared to (23.8)% for the 39 weeks ended September 29, 2024. The effective tax rate for the 13 weeks and 39 weeks ended September 28, 2025 differs from the US statutory rate of 21% primarily due to the business interruption proceeds received in the 39 weeks ended September 28, 2025 taxed discretely at the UK rate, the significant foreign exchange gains which are taxable in the UK, the current mix of positive and negative earnings in the various jurisdictions the Company operates in and valuation allowances which reduce the amount of tax benefit recognized. Additionally, the Company is calculating current tax charges in certain U.S. and non-U.S. jurisdictions in respect of uncertain tax positions.

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

The gross unrecognized tax benefits have increased by $4 million in the 39 weeks ended September 28, 2025. There was no movement in the 13 weeks ended September 28, 2025.

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

The Company has identified the following three reportable segments:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

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

The following tables present disaggregated revenue for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024 and the key financial metrics reviewed by the CODM for the Company’s reportable segments:

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

The following tables present the reconciliation of reportable segment EBITDA to total consolidated net income:

	For the 13 Weeks Ended September 28, 2025
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership Revenues	$58,450	$36,364	$16,601	$111,415	$15,216	$126,631
In-House Revenues	45,961	50,261	37,637	133,859	-	133,859
Other Revenues	28,476	24,602	52,173	105,251	29,828	135,079
Elimination of equity accounted revenue	(13,434)	(2,164)	(9,221)	(24,819)	-	(24,819)
Total consolidated segment revenue	$119,453	$109,063	$97,190	$325,706	$45,044	$370,750
In-House Operating Expenses	(70,180)	(62,362)	(39,213)	(171,755)	(456)	(172,211)
Other Operating Expenses	(14,475)	(14,540)	(32,372)	(61,387)	(33,703)	(95,090)
Total segment operating expenses	$(84,655)	$(76,902)	$(71,585)	$(233,142)	$(34,159)	$(267,301)
Other segment items	(15,736)	(640)	(6,837)	(23,213)	(12,557)	(35,770)
Share of equity method investments adjusted EBITDA	749	333	1,697	2,779	-	2,779
Reportable segments EBITDA	$19,811	$31,854	$20,465	$72,130	$(1,672)	$70,458
Unallocated corporate overhead						(12,576)
Consolidated segmental EBITDA						$57,882
Depreciation and amortization						(26,649)
Interest expense, net						(22,560)
Income tax benefit						10,891
Gain (loss) on sale of property and other, net						26
Share of income of equity method investments						637
Foreign exchange						(14,048)
Pre-opening expenses						(3,484)
Non-cash rent						(227)
Deferred registration fees, net						417
Share of equity method investments adjusted EBITDA						(2,779)
Share-based compensation expense						(3,505)
Other expenses, net (1)						(13,611)
Net income (loss)						$(17,010)

(1) Other expenses, net includes a $7 million expense related to third party advisory expenses incurred by the Company and its independent special committee in regard to the evaluation of certain strategic transactions, $4 million expense related to the planned ERP systems implementation and $2 million related to operational reorganization and severance expense.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

	For 13 Weeks Ended September 29, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$52,664	$31,822	$13,747	$98,233	$12,724	$110,957
In-House revenues	47,576	48,287	32,959	128,822	—	128,822
Other revenues	16,949	22,445	43,677	83,071	25,549	108,620
Elimination of equity accounted revenue	(3,521)	(2,288)	(9,222)	(15,031)	—	(15,031)
Total consolidated segment revenue	$113,668	$100,266	$81,161	$295,095	$38,273	$333,368
In-House Operating Expenses	(68,466)	(57,182)	(32,610)	(158,258)	(532)	(158,790)
Other Operating Expenses	(11,944)	(13,081)	(27,897)	(52,922)	(33,757)	(86,679)
Total segment operating expenses	$(80,410)	$(70,263)	$(60,507)	$(211,180)	$(34,289)	$(245,469)
Other segment items	(18,372)	2,375	(5,918)	(21,915)	(8,465)	(30,380)
Share of equity method investments adjusted EBITDA	723	415	1,229	2,367	—	2,367
Reportable segments EBITDA	$15,609	$32,793	$15,965	$64,367	$(4,481)	$59,886
Unallocated corporate overhead						$(13,704)
Consolidated segmental EBITDA						$46,182
Depreciation and amortization						(26,017)
Interest expense, net						(20,658)
Income tax expense						(18,026)
Gain on sale of property and other, net						(236)
Share of income of equity method investments						1,754
Foreign exchange						39,591
Pre-opening expenses						(2,561)
Non-cash rent						3,261
Deferred registration fees, net						467
Share of equity method investments EBITDA						(2,367)
Share-based compensation expense						(3,513)
Loss on impairment of long-lived assets and intangible assets (1)						(14,068)
Other expenses, net (2)						(3,091)
Net income (loss)						$718

(1) Following the Company's impairment review, the Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $13 million is in respect of Soho Works North America and less than $1 million relates to a UK restaurant site.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

	For the 39 Weeks Ended September 28, 2025
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership Revenues	$171,822	$103,856	$45,964	$321,642	$43,784	$365,426
In-House Revenues	151,656	143,884	96,339	391,879	—	391,879
Other Revenues	66,370	56,607	69,727	192,704	86,190	278,894
Elimination of equity accounted revenue	(21,668)	(5,790)	(25,323)	(52,781)	—	(52,781)
Total consolidated segment revenue	$368,180	$298,557	$186,707	$853,444	$129,974	$983,418
In-House Operating Expenses	(216,274)	(181,045)	(106,217)	(503,536)	(3,165)	(506,701)
Other Operating Expenses	(41,993)	(32,355)	(50,784)	(125,132)	(101,755)	(226,887)
Total segment operating expenses	$(258,267)	$(213,400)	$(157,001)	$(628,668)	$(104,920)	$(733,588)
Other segment items	(42,500)	4,031	(19,496)	(57,965)	(30,839)	(88,804)
Share of equity method investments adjusted EBITDA	2,479	742	4,709	7,930	—	7,930
Reportable segments EBITDA	$69,892	$89,930	$14,919	$174,741	$(5,785)	$168,956
Unallocated corporate overhead						(34,824)
Consolidated segmental EBITDA						$134,132
Depreciation and amortization						(74,052)
Interest expense, net						(65,601)
Income tax expense						(11,714)
Gain (loss) on sale of property and other, net						82
Share of income of equity method investments						3,253
Foreign exchange						54,878
Pre-opening expenses						(8,710)
Non-cash rent						(2,321)
Deferred registration fees, net						1,269
Share of equity method investments adjusted EBITDA						(7,930)
Share-based compensation expense						(8,021)
Loss on impairment of long-lived assets and intangible assets (1)						(2,102)
Business interruption proceeds, net (2)						22,899
Other expenses, net (3)						(21,431)
Net income (loss)						$14,631

(1) Following the Company's impairment review, the Company recognized $2 million of impairment losses on long-lived assets (operating lease assets) which relates to the legacy Chicken Shop restaurant sites in the UK. This impairment loss is reported within 'Loss on impairment of long-lived assets' in the unaudited condensed consolidated statement of operations for the 39 weeks ended September 28, 2025.

(2) $23 million of business interruption proceeds received and recognized during the 39 weeks ended September 28, 2025 related to the impacts of general business interruption (including lost revenues and additional costs incurred) in the UK due to the COVID-19 pandemic. Refer to Note 13, Commitments and Contingencies, for further information.

(3) Other expenses, net includes a $12 million expense related to third party advisory expenses incurred by the Company and its independent special committee in regard to the evaluation of certain strategic transactions, $7 million expense related to the planned ERP systems implementation and $2 million related to operational reorganization and severance expense.

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

	For 39 Weeks Ended September 29, 2024
(in thousands)	The Americas	UK	Europe & RoW	Reportable Segment Total	All Other	Total
Membership revenues	$151,280	$90,843	$39,725	$281,848	$37,163	$319,011
In-House revenues	152,264	136,649	90,064	378,977	—	378,977
Other revenues	55,086	52,608	58,927	166,621	75,017	241,638
Elimination of equity accounted revenue	(11,242)	(5,838)	(24,287)	(41,367)	—	(41,367)
Total consolidated segment revenue	$347,388	$274,262	$164,429	$786,079	$112,180	$898,259
In House Operating Expenses	(206,941)	(165,276)	(99,622)	(471,839)	(2,401)	(474,240)
Other Operating Expenses	(38,841)	(30,970)	(42,257)	(112,068)	(93,947)	(206,015)
Total segment operating expenses	$(245,782)	$(196,246)	$(141,879)	$(583,907)	$(96,348)	$(680,255)
Other segment items	(45,078)	4,966	(12,541)	(52,653)	(28,313)	(80,966)
Share of equity method investments adjusted EBITDA	2,115	833	3,970	6,918	—	6,918
Reportable segments EBITDA	$58,643	$83,815	$13,979	$156,437	$(12,481)	$143,956
Unallocated corporate overhead						(34,384)
Consolidated segmental EBITDA						$109,572
Depreciation and amortization						(76,642)
Interest expense, net						(61,846)
Income tax charge						(13,697)
Gain on sale of property and other, net						(62)
Share of income of equity method investments						3,645
Foreign exchange						28,937
Pre-opening expenses						(13,958)
Non-cash rent						1,376
Deferred registration fees, net						1,399
Share of equity method investments EBITDA						(6,918)
Share-based compensation expense						(15,150)
Loss on impairment of long-lived assets and intangible assets (1)						(18,778)
Other expenses, net (2)						(9,223)
Net income (loss)						$(71,345)

(1) Following the Company's impairment review, the Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $13 million is in respect of Soho Works North America and less than $1 million related to a UK restaurant site. Further, the Company recognized $5 million of impairment losses on intangible assets related to the termination of two hotel management contracts.

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

The following table presents long-lived asset information (which includes property and equipment, net, operating lease right-of-use assets and equity method investments) by geographic area as of September 28, 2025 and December 29, 2024. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM. Further, Management concluded it was impractical to report revenues from external customers attributed to the Company's country of domicile and all material foreign countries.

	As of
(in thousands)	September 28, 2025	December 29, 2024
Long-lived assets by geography
The Americas	$979,564	$868,883
United Kingdom	598,011	548,996
Europe	336,535	294,394
Asia	28,741	35,024
Total long-lived assets	$1,942,851	$1,747,297

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024

16.
Related Party Transactions and Balances

The amounts owed by (to) equity method investees due within one year are as follows:

	As of
(in thousands)	September 28, 2025	December 29, 2024
Soho House Toronto Partnership	$1,187	$745
Raycliff Red LLP	(7,548)	(6,957)
Mirador Barcel S.L.	(1,379)	(1,081)
Little Beach House Barcelona S.L.	(433)	(355)
Mimea XXI S.L.	1,079	961
Soho Beach House Canouan Limited	651	673
StoreBerlin Limited	3,426	1,470
CREP LA Hotel LLC	503	—
Total	$(2,514)	$(4,544)

Amounts owed by equity method investees due within one year are included in prepaid expenses and other current assets on the consolidated balance sheets. Amounts owed to equity method investees due within one year are included in other current liabilities on the consolidated balance sheets.

Lease contracts with Related Parties

Through Soho Works 875 Washington, LLC, the Company is a party to a property lease agreement dated April 19, 2019, for 875 Washington Street, New York with 875 Washington Street Owner, LLC, an affiliate of Raycliff Capital, LLC. Raycliff Capital, LLC is controlled by a director of the board of the Company who resigned from the board on June 20, 2024. The handover of five floors of the leased property occurred on a floor-by-floor basis resulting in multiple lease commencement dates in 2019 and 2020. The various lease contracts run for a term of 15 years and 8 months until March 31, 2036, with further options to extend. The rent expense associated with this lease was $5 million during the 39 weeks ended September 29, 2024.

The Company is party to a property lease arrangement with Yucaipa for 9100-9110 West Sunset Boulevard, Los Angeles, California. This lease runs for a term of 15 years until March 31, 2030. The operating right-of-use asset and liability associated with this lease are $6 million and $7 million as of September 28, 2025, respectively, and $6 million and $8 million as of December 29, 2024, respectively. The rent expense associated with this lease was less than $1 million and $1 million for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively and $1 million and $2 million for the 39 weeks ended September 28, 2025 and September 29, 2024.

Through Soho-Ludlow Tenant LLC, the Company is a party to a property lease agreement dated May 3, 2019, for 137 Ludlow Street, New York with 137 Ludlow Gardens LLC, an affiliate of Yucaipa. This lease runs for a term of 27 years until May 31, 2046, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $15 million, respectively, as of September 28, 2025 and $8 million and $15 million, respectively, as of December 29, 2024. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $1 million and $1 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively.

The Company leased the Little House West Hollywood, 8465 Hollywood Drive, West Hollywood, California, from GHWHI, LLC, an affiliate of Yucaipa, until August 2024 when ownership was transferred to a third party. This lease commenced on October 16, 2021 and runs for a term of 25 years (15-year base lease term, including two 5-year renewal options). The rent expense associated with this lease was $1 million for the 13 weeks ended September 29, 2024, and $4 million during the 39 weeks ended September 29, 2024.

The Company leases the Tel Aviv House, 27 Yefet Street, Tel Aviv, Israel, from an affiliate of Raycliff Capital, LLC. Raycliff Capital, LLC is controlled by a director of the board of the Company who resigned from the board on June 20, 2024. This lease commenced on June 1, 2021 and runs for a term of 19 years until December 15, 2039. The rent expense associated with this lease was $1 million during the 39 weeks ended September 29, 2024.

The Company leases a property from GHPSI, LLC, an affiliate of Yucaipa, in order to operate the Le Vallauris restaurant, 385 West Tahquitz Canyon Way, Palm Springs, California. This lease runs for a term of 15 years until March 16, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $4 million and $4 million, respectively, as of September 28, 2025 and $4 million and $4 million, respectively as of December 29, 2024. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and less than $1 million and $1 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively.

The Company leases a property located at 27984 Highway 189, Lake Arrowhead, California from RLAHI, LLC, an affiliate of Yucaipa. This lease runs for a term of 15 years, with options to extend for two additional five-year terms. The lease term, and rent payments under the lease, have not yet

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024 commenced as the property is not yet operational. This has a receivable balance of less than $1 million and less than $1 million as of September 28, 2025 and December 29, 2024, respectively.

The Company leases a property from GHPSI, LLC, an affiliate of Yucaipa, in order to operate the Willows Historic Palm Springs Inn, 412 West Tahquitz Canyon Way, Palm Springs, California. This lease commenced on September 15, 2022. This lease runs for a term of 15 years until September 14, 2037, with options to extend for two additional five-year terms. The operating lease right-of-use asset and liability associated with this lease were $8 million and $9 million, respectively, as of September 28, 2025 and $8 million and $8 million, respectively, as of December 29, 2024. The receivable due to the Company associated with this lease was less than $1 million and less than $1 million as of September 28, 2025 and December 29, 2024 respectively. The rent expense associated with this lease was less than $1 million and less than $1 million for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $1 million and $1 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively.

Hotel Management agreements with Related Parties

The Company recognized management fees, development fees and cost reimbursements from the Ned-Soho House, LLP, a joint venture between the Company and an affiliate of Yucaipa, related to the operations of the Ned London. The Company recognized a receivable of $6 million and $10 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of September 28, 2025 and December 29, 2024. The Company also recorded a payable of less than $1 million and $3 million reported within "Accounts payable" in the unaudited condensed consolidated balance sheet as of September 28, 2025 and December 29, 2024. The accrued revenue balance for Ned-Soho House LLP associated with the fees was $5 million and $1 million recorded within "Prepaid expenses and other current assets" in the unaudited condensed consolidated balance sheet as of September 28, 2025 and December 29, 2024. Ned-Soho House, LLP also recognized a receivable relating to Retail related revenue from Soho House brands for $3 million and $2 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of September 28, 2025 and December 29, 2024 and a payable for less than $1 million and less than $1 million reported within "Accounts payable" in the unaudited condensed consolidated balance sheet as of September 28, 2025 and December 29, 2024. The revenue recognized from the management fees, development fees and cost reimbursements was $1 million and $1 million during 13 weeks ended September 28, 2025 and September 29, 2024, and $3 million and $3 million during 39 weeks ended September 28, 2025 and September 29, 2024 respectively and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. The revenue recognized from the Retail related services was less than $1 million and less than $1 million during the 13 weeks ended September 28, 2025 and September 29, 2024 and less than $1 million and less than $1 million during the 39 weeks ended September 28, 2025 and September 29, 2024 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company recognized management fee income from the Ned NY 28th, LLC, an affiliate of Yucaipa, related to the operations of The Ned New York, which opened in June 2022, leading to a receivable of $6 million and $6 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of September 28, 2025 and December 29, 2024. The fees totaled less than $1 million and less than $1 million during the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $1 million and $1 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. The Ned New York also recognized a receivable, reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet, relating to Retail related revenue from Soho House brands for less than $1 million and less than $1 million as of September 28, 2025 and December 29, 2024, respectively. The revenue recognized from the Retail related services was less than $1 million and less than $1 million for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and less than $1 million and less than $1 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively, reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company recognized management fees and cost reimbursements from Oryx Corniche Developments QPSC (an affiliate of The Yucaipa Companies, LLC, until April 2024 when ownership was transferred to a third party) related to the operations of The Ned Doha, which opened in November 2022. The management fees totaled $2 million during the 39 weeks ended September 29, 2024 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company received management fees under our hotel management contract for the operation of The LINE and Saguaro hotels from LA Wilshire Hotel LLC (the legacy hotel management contract for the LINE LA property was amended and restated on June 4, 2025 contemporaneously with entry into a new equity method investment, as further described in Note 4, Equity Method Investments), Adams Morgan Hotel Owner LLC (the legacy hotel management contract for the LINE DC property which The Company signed a lease with an external third party in July 2025 when the ownership interest transferred to a third party), Downtown Austin Lakeside Hotel LLC and Palm Canyon Hotel LLC as the owners of the LINE and Saguaro hotels, which are affiliates of Yucaipa. These fees led to a receivable of $4 million and $12 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of September 28, 2025 and December 29, 2024. The fees, recorded under Other Revenue, amounted to $1 million and $3 million during the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $4 million and $8 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively. As further described in Note 4, Equity Method Investments, certain of the Company's wholly owned subsidiaries entered into a series of agreements on June 4, 2025 to acquire a new equity method investment, the LINE LA Hotel Joint Venture with CREP LA Hotel Holdings LLC (“Corten”) representing an ownership interest in the LINE LA Hotel, a property that the Company previously managed pursuant to a hotel management agreement. Under the terms of the agreements, SAGL HoldCo LLC, a wholly owned subsidiary of the Company, contributed initial capital of $15 million and its legacy outstanding $9 million accounts receivable (relating to the hotel management services and shared services provided to the LINE LA Hotel in prior periods pursuant to the legacy hotel management agreement).

The Company recognized management fees under our studio, hotel and restaurant management contract for the operation of Redchurch Street studio space, hotel and Cecconi's from an affiliate of Raycliff Capital, LLC which was controlled by a former director of the board of the Company who

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024 resigned from the board on June 20, 2024. The fees totaled less than $1 million during the 39 weeks ended September 29, 2024 and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

Design Service Management Agreements with Related Parties

Fees received from the provision of Soho House Design services to affiliates, Oryx Corniche Developments QPSC (which was an affiliate of The Yucaipa Companies, LLC, until April 2024 when ownership was transferred to a third party) and GH123GREENWICH LLC, have led to a receivable totaling less than $1 million and less than $1 million reported within "Accounts receivable, net" in the unaudited condensed consolidated balance sheet as of September 28, 2025 and December 29, 2024, respectively. The fees received from affiliates totaled less than $1 million and less than $1 million during the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and less than $1 million and $1 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations. Costs incurred on behalf of GH123Greenwich LLC, GH 1170 Broadway and 730 15th Street Club LLC in connection with the provision of Soho House Design services led to a receivable for $1 million and less than $1 million, which is reported within "Accounts receivable, net" as of September 28, 2025 and December 29, 2024. The Soho House Design services led to a payable of less than $1 million and less than $1 million as of September 28, 2025 and December 29, 2024 which is reported within "Accounts payable" in the unaudited condensed consolidated balance sheet. The fees recognized relating to Soho House Design services on behalf of associates totaled less than $1 million and less than $1 million for the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and less than $1 million and less than $1 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively, and they are reported within "Other Revenues" in the unaudited condensed consolidated statement of operations.

The Company reported a combined total amount related to the transactions listed above of $25 million and $33 million in current assets as of September 28, 2025 and December 29, 2024 in the unaudited condensed consolidated balance sheet. The Company reported a combined related party receivable of $20 million and $31 million as of September 28, 2025 and December 29, 2024, respectively, reported within “Accounts receivable, net”. Further, included within “Accounts receivable, net” are non-secured and non-interest bearing advances in the amount of $5 million as of December 29, 2024, held with The LINE and Saguaro hotel entities. Of the outstanding accounts receivable balances, $9 million was derecognized in full on June 4, 2025 upon entry into a new equity method investment, the LINE LA Hotel Joint Venture, as further described in Note 4, Equity Method Investments. The Company reported a combined accrued revenue of $5 million and $1 million as of September 28, 2025 and December 29, 2024, respectively, reported within “Prepaid expenses and other current assets.” The Company reported a combined right-of-use asset of $25 million and $26 million as of September 28, 2025 and December 29, 2024, respectively, reported within “Operating lease assets” in the unaudited condensed consolidated balance sheet.

Included in current liabilities in the unaudited condensed consolidated balance sheet are amounts due to related parties listed above of $1 million and $1 million reported within “Current portion of operating lease liabilities - sites trading more than one year” as of September 28, 2025 and December 29, 2024, respectively. The related combined long term lease liability amounts to $34 million and $34 million reported in “Operating lease liabilities, net of current portion - sites trading more than one year” as of September 28, 2025 and December 29, 2024, respectively. Further, the Company recognized a payable, recorded within “Accounts payable”, of less than $1 million and $3 million as of September 28, 2025 and December 29, 2024, respectively, related to transactions listed above.

The Company reported in the unaudited condensed consolidated statement of operations a combined amount of revenue generated from related party transactions listed above of $2 million and $5 million during the 13 weeks ended September 28, 2025 and September 29, 2024, respectively, and $9 million and $15 million during the 39 weeks ended September 28, 2025 and September 29, 2024, respectively, reported in "Other revenue". The straight-line rent recorded within “In-House operating expenses” associated with the related party leases listed above amounts to $1 million and $3 million for the 13 weeks ended September 28, 2025 and September 29, 2024, and $4 million and $14 million for the 39 weeks ended September 28, 2025 and September 29, 2024 respectively.

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

17. Subsequent Events

Soho Works Limited Loan
In 2017, Soho Works Limited ("SWL") entered into a term loan facility agreement for a £40 million term loan facility. The SWL loan bears interest at 7% and originally matured on September 29, 2022. On November 5, 2025 this loan was extended and the maturity date is now September 29, 2026 after having previously been extended to September 29, 2025 by an amendment entered into on March 15, 2024. Per the amended loan agreement signed on November 5, 2025, interest is payable on a calendar quarterly basis, SWL is not entitled to draw down any additional amount on the loan, and SWL is required to repay £3 million ($3 million) of the loan balance within 30 days of the amended agreement.

The Ned, The LINE and Saguaro JV

On November 6, 2025, Soho House U.S Corp., a Delaware corporation, (“SHUS”), a wholly owned subsidiary of the Company, entered into a contribution and transfer agreement (the “Contribution Agreement”) with OA3 LLC, a California limited liability company and an affiliate of the Yucaipa Companies LLC (“Yucaipa”) and Claremont Collection LLC, a newly formed Delaware limited liability company, (the “JV”) pursuant to

Soho House & Co Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 28, 2025 and December 29, 2024 and for the 13 weeks and 39 weeks ended September 28, 2025 and September 29, 2024 which SHUS acquired a 49% equity interest in the JV in exchange for contributing to the JV (i) approximately $22 million of outstanding receivables related to services provided under various legacy hotel management agreements with certain affiliates of Yucaipa, (ii) the Company’s full equity interests in four hotel operating entities that manage and operate The Ned hotel sites and The LINE and Saguaro hotels together with the trademarks and other operating assets of The LINE and Saguaro brands, and (iii) less than $1 million of working capital funding (the "Transaction"). Pursuant to the terms of the Contribution Agreement, Yucaipa acquired a 51% controlling interest in the JV. The Contribution Agreement includes a customary working capital adjustment mechanism.

Pursuant to the terms of the Contribution Agreement, SHUS and Yucaipa have agreed to a full release and discharge for each party and their respective affiliates, stockholders, officers, employees, members, and directors from any and all claims which either party may have arising on or prior to the date of the Contribution Agreement arising out of any matter, cause or event relating to the assets contributed to the JV by either party and/or the management services previously provided by the affiliates of SHUS to the relevant hotels.

In connection with the Transaction, SHUS and Yucaipa also entered into a limited liability agreement governing the rights and obligations of each of SHUS and Yucaipa in relation to the operation of the JV, including that Yucaipa would act as sole managing member of the JV with customary minority rights for SHUS.

SHUS, Yucaipa and the JV have entered into a shared services agreement that governs SHUS and its affiliates' provision of certain services to the JV to support the management agreements for the hotels to be operated by the JV. In connection with the Contribution Agreement, the JV also entered into a management agreement with an affiliate of SHUS for the management of the LINE DC and a management agreement with an affiliate of Yucaipa for the management of The Ned DC.

Yucaipa, through its participation in the Voting Group (as defined in Note 16 Related Party Transactions and Balances), has significant influence over the Company, including control over decisions that require the approval of stockholders. As a result, this transaction will be accounted for by the Company as an equity accounting transaction under common control.

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

Over the last 30 years, we have expanded our membership expertise and diversified our offerings—both physically and digitally. As of September 28, 2025, we had approximately 269,600 members (including approximately 213,800 Soho House Members) who engage with SHCO through our global portfolio of 46 Soho Houses, 8 Soho Works, Scorpios Beach Clubs in Mykonos and Bodrum, Soho Home, our interiors and lifestyle retail brand, and our digital channels. The Ned hotels in London, New York and Doha and The LINE and Saguaro hotels in The Americas also form part of SHCO’s wider portfolio via management and finance lease agreements to operate the properties.

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

The demand for our membership is also demonstrated by our large and growing SHCO global waitlist, which as of September 28, 2025 stands at over 111,000 applicants. Awareness of our distinct membership offerings and their scarcity is spread by our members organically through word of mouth, social media and press coverage.

Further, we have observed a secular shift in the ways that people live and work with less time spent in traditional corporate offices and more time in social spaces that encourage creativity and mutual engagement. We believe that these trends will only accelerate, and that the freedom to be able to choose where to live and work will likely have a significant impact on our target market. We believe this will create even greater demand for curated communities that can grow and thrive in thoughtfully designed, purpose-driven spaces.

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

We created the following types of membership under Soho House to reach a broader audience and enhance the experience of our existing members:

•
Cities Without Houses

This membership allows us to welcome members to our global community in new geographies where we do not have a physical House. Through this membership we are able to generate additional revenues on our existing base of Houses and gather intelligence for future growth, which we have leveraged to open new Houses in certain locations, including Mexico City, Mexico (September 2023), Portland, USA (March 2024), Sao Paulo, Brazil (June 2024) and planned future openings in places such as Manchester, United Kingdom and Milan, Italy. As of September 28, 2025, we had 14,116 CWH members across 85 cities.

•
Soho Friends

Through this membership we offer access to some physical House spaces, including Soho House bedrooms, and screenings, with additional benefits from our restaurants, spas and online retail brands to an audience who enjoy the Soho House offerings but do not have a Soho House Membership. Soho Friends annual membership is approximately $130 and does not provide full access to our Houses. As of September 28, 2025, we had 49,845 Soho Friends members. We intend to grow this membership brand in a measured way so that our Soho House Members continue to account for the majority of visitors to our Houses and restaurants.

•
Soho Works

Soho Works provides its members with the space and resources to work alongside other like-minded individuals and businesses—facilitating connections and providing the tools to flourish. Aimed primarily at existing Soho House and Soho Friends members, with locations in LA, New York and London, Soho Works draws on the same design principles and membership ethos as Soho House, but is a space purposed entirely for work and creative collaboration. As of September 28, 2025, we had 5,931 Soho Works members. Soho Works membership rates vary by location and Soho House membership status. For Adult Paying Members, a US Soho Works membership ranges from $200 to $1,000 per month, depending on membership type.

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

The Ned

The Ned brand seeks to embody a “city within a city” full-service destination, by playing host to multiple restaurants, bedrooms, a range of grooming services, spa, gym and a full-service members’ club. The membership offered by The Ned (“Ned’s Club”) including Ned’s Friends is aimed at a broader group of professional people. As of September 28, 2025, Ned’s Club London, New York, and Doha had approximately 4,900 members. The Ned offers its members The Ned’s Club app, which allows members to make bookings, publish benefits, events and club related information. We receive management fees under hotel management contracts for The Ned's Club London, New York and Doha.

The LINE

On June 22, 2021, we acquired the operating agreements relating to the ‘The LINE’ and ‘Saguaro’ hotels. The transaction broadened our geographic reach in North America. The hotels that are currently operational are located in Los Angeles, Washington D.C., Austin and Palm Springs, and among them offer a variety of food and beverage offerings together with approximately 1,300 hotel rooms. We receive management fees under hotel management contracts for the operation of these hotels, except for The LINE DC hotel which is operated under a finance lease agreement and The LINE LA property for which the Company holds an ownership interest. Refer to Note 5, Leases and Note 4, Equity Method Investments, respectively, of the condensed consolidated financial statements for further information.

On November 6, 2025, Soho House U.S. Corp. (“SHUS”), a wholly owned subsidiary of the Company, entered into an agreement to transfer the Ned and the LINE and Saguaro hotel management agreements into a joint venture entity formed with OA 3 LLC, an affiliate of Yucaipa. Following this transaction, the Company will no longer hold hotel management agreements for these properties but an equity interest in the new joint venture entity. Refer to Note 17, Subsequent Events of the condensed consolidated financial statements for further information.

The Merger

On August 15, 2025, the Company entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation. If the Merger is completed, each outstanding share of Class A common stock (other than the Rollover Shares (as defined below) held by the Reinvestment Stockholders (as defined below), which will remain outstanding and be unaffected by the Merger, and certain other excluded shares) will be cancelled and extinguished and automatically converted into the right to receive $9.00 in cash, without interest thereon and subject to applicable withholding taxes (the “Per Share Price”). Certain of the Company’s existing stockholders, including affiliates of Yucaipa and its founder and our Executive Chairman and a member of the Company’s board of directors (the “Board”), Ron Burkle; Nick Jones, our founder and a member of the Board; Richard Caring and Mark Ein, members of the Board; Andrew Carnie, our Chief Executive Officer; Tom Collins, our Chief Operating Officer; and certain affiliates of Goldman, Sachs & Co. LLC (collectively, the “Reinvestment Stockholders”) have agreed that certain of the shares of the Company’s common stock held by them (the “Rollover Shares”) will remain outstanding and be unaffected by the Merger. Following the Merger, our Class A common stock will be delisted from The New York Stock Exchange and the Company will become a privately held company.

It is presently anticipated that the cash necessary to complete the Merger will be funded by the Debt Financing, the Equity Financing and any Subscription Agreements (as defined below) (or otherwise funded with the Company’s cash on hand), as such sources are described below:

•
Debt Financing: In connection with the execution of the Merger Agreement, Soho House Holdings Limited (“Soho House HoldCo”) entered into a subordinated debt commitment letter (the “HoldCo Debt Commitment Letter”) with Apollo Capital Management, L.P. (“ACM”), AGS and one or more investment funds, separate accounts and other entities owned (in whole or in part), controlled, managed and/or advised by ACM or its affiliates (“Apollo”) and certain advised funds and managed accounts of Goldman Sachs Asset Management, L.P. and BSCH III Designated Activity Company and any affiliate investment entity and/or other affiliate of Goldman Sachs Asset Management, L.P. or any fund, investor, entity or account that is managed, sponsored or advised by Goldman Sachs Asset Management, L.P. or its affiliates (the “GS Principal Investors” and, together with Apollo, the “HoldCo Financing Sources”). Pursuant to the HoldCo Debt Commitment Letter, and subject to the terms and conditions set forth therein, the HoldCo Financing Sources have committed to provide Soho House HoldCo with a senior unsecured notes facility in an aggregate principal amount of $150.0 million (the “HoldCo Notes Facility”). Also in connection with the execution of the Merger Agreement, Soho House Bond Limited (“Soho House OpCo”) entered into a debt commitment letter with Apollo (the “OpCo Financing Sources”), pursuant to which, subject to the terms and conditions set forth therein, the OpCo Financing Sources have committed to provide Soho House OpCo with a senior secured first lien notes facility in an aggregate principal amount of $695.0 million (the “Senior Secured Facility” and, together with the HoldCo Notes Facility, the “Debt Financing”).
•
Equity Financing: Certain equity investors, including ACM, certain affiliates of MCR Investors LLC and a group of investors led by Ashton Kutcher and Daniel Rosensweig (collectively, the “Equity Investors”) have delivered commitment letters pursuant to which they have committed, subject to the terms and conditions thereof, to purchase shares of Merger Sub’s common stock, par value $0.01 per share, at or prior to the effective time of the Merger to fund a portion of the consideration to be paid to the Company’s stockholders in connection with the Merger (the “Equity Financing”).
•
Subscription Agreements or Cash on Hand: The Merger Agreement provides that the Company may raise incremental equity financing of up to $67.0 million pursuant to subscription agreements (any such agreements, the “Subscription Agreements” and any such investors, “Subscription Investors”), in order to contribute to the Closing Cash Funding Amount (as defined in the Merger Agreement). Any of the portion of the Closing Cash Funding Amount that is not obtained through Subscription Agreements will instead be funded by the Company’s cash on hand.

The foregoing description of the agreements described above and the transactions contemplated thereby is subject to, and qualified in its entirety by reference to, the full text of such agreements, which are included as annexes to the Company’s preliminary proxy statement with respect to the Merger (the “Proxy Statement”).

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

KEY PERFORMANCE AND OPERATING METRICS

	As of
	September 28, 2025	September 29, 2024
	(Unaudited)
Number of Soho Houses	46	45
The Americas	17	17
United Kingdom	14	14
Europe/RoW	15	14
Number of Soho House Members	213,830	208,078
The Americas	79,901	79,020
United Kingdom	72,921	72,777
Europe/RoW	46,892	44,402
All Other	14,116	11,879
Number of Other Members	55,776	59,416
The Americas	15,573	16,081
United Kingdom	33,072	35,630
Europe/RoW	7,131	7,705
Number of Total Members	269,606	267,494
Number of Active App Users	217,106	212,993

	For the 13 Weeks Ended		For the 13 Weeks Ended		For the 39 Weeks Ended		For the 39 Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	Actuals		Constant Currency(1)		Actuals		Constant Currency(1)
	(Unaudited, dollar amounts in thousands, except percentages)				(Unaudited, dollar amounts in thousands, except percentages)
Operating income (loss)	$(6,004)	$37,884	$(6,004)	$36,127	$88,611	$615	$88,611	$(10,176)
Operating loss margin	(2)%	11%	(2)%	11%	9%	0%	9%	0%
House-Level Contribution	$67,428	$60,835	$67,428	$61,576	$191,631	$167,717	$191,631	$170,173
House-Level Contribution Margin	28%	28%	28%	28%	27%	26%	27%	26%
Other Contribution	$36,021	$27,064	$36,021	$27,592	$58,199	$50,287	$58,199	$51,455
Other Contribution Margin	27%	24%	27%	24%	20%	20%	20%	20%
Adjusted EBITDA	$53,774	$48,281	$53,774	$49,400	$146,866	$99,612	$146,866	$102,712
Percentage of total revenues	15%	14%	15%	14%	15%	11%	15%	11%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Results of Operations

Comparison of the 13 weeks ended September 28, 2025 and September 29, 2024

The following table summarizes our results of operations for the 13 weeks ended September 28, 2025 and September 29, 2024 (in thousands, except percentages):

	For the 13 Weeks Ended
	September 28, 2025	September 29, 2024		September 29, 2024 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$122,702	$107,394	14%	$108,700	13%
In-House revenues	126,088	120,658	5%	122,375	3%
Other revenues	121,960	105,316	16%	107,387	14%
Total revenues	370,750	333,368	11%	338,462	10%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(172,211)	(158,790)	8%	(162,472)	6%
Other operating expenses (exclusive of depreciation and amortization)	(95,090)	(86,679)	10%	(88,689)	7%
General and administrative expenses (exclusive of depreciation and amortization)	(48,209)	(39,672)	22%	(40,592)	19%
Pre-opening expenses	(3,484)	(2,561)	36%	(2,620)	33%
Depreciation and amortization	(26,649)	(26,017)	2%	(26,620)	0%
Share-based compensation	(3,505)	(3,513)	(0)%	(3,594)	(2)%
Foreign exchange gain (loss), net	(14,048)	39,591	n/m	40,509	n/m
Loss on impairment of long-lived assets and intangible assets	—	(14,068)	(100)%	(14,394)	(100)%
Other, net	(13,558)	(3,775)	n/m	(3,863)	n/m
Total operating expenses	(376,754)	(295,484)	28%	(302,335)	25%
Operating income (loss)	(6,004)	37,884	n/m	36,127	n/m
Other (expense) income
Interest expense, net	(22,560)	(20,658)	9%	(21,137)	7%
Gain (loss) on sale of property and other, net	26	(236)	n/m	(241)	n/m
Share of income of equity method investments	637	1,754	(64)%	1,795	(65)%
Total other expense, net	(21,897)	(19,140)	14%	(19,583)	12%
Income (loss) before income taxes	(27,901)	18,744	n/m	16,544	n/m
Income tax (expense) benefit	10,891	(18,026)	n/m	(18,444)	n/m
Net income (loss)	(17,010)	718	n/m	(1,900)	n/m
Net loss attributable to non-controlling interests	(1,698)	(543)	n/m	(556)	n/m
Net income (loss) attributable to Soho House & Co Inc.	$(18,708)	$175	n/m	$(2,456)	n/m
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Total revenues	$370,750	$333,368	11%	10%
The Americas	119,453	113,668	5%	5%
United Kingdom	109,063	100,266	9%	6%
Europe/RoW	97,190	81,161	20%	17%
All Other	45,044	38,273	18%	15%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Membership revenues	$122,702	$107,394	14%	13%
The Americas	56,894	51,089	11%	11%
United Kingdom	36,364	31,822	14%	12%
Europe/RoW	14,228	11,758	21%	18%
All Other	15,216	12,725	20%	17%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues increased by 14% to $122,702 for the 13 weeks ended September 28, 2025 driven by an increase in Adult Paying Members of approximately 3%, or 4,300, who joined after the end of the third quarter of Fiscal 2024. Additionally, all Soho House Adult paying fees were increased at the start of Fiscal 2024, impacting members on their renewal date throughout Fiscal 2024.

All Soho House Adult paying fees increased in January 2025, with in general a high single-digit percentage price rise for existing members and a low double-digit percentage increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $724. This was driven by Soho Works as a result of increased membership fees in Fiscal 2024, partially offset by a reduction in the number of Soho Friends members in comparison to the 13 weeks ended September 29, 2024.

The Americas segment saw an increase in membership revenues of $5,805, or 11%, due to approximately 88, or 0% increase in Adult Paying Soho House members year-on-year, driven by the opening of Soho House Sao Paulo (June 2024), offset by reductions in our mature Houses in NY and LA. The impact of the membership fee increases noted also contributed to the increase in Membership revenues.

Our United Kingdom segment saw an increase in Membership revenues of $4,542, or 14%, due to approximately 9, or 0% increase in Adult Paying Soho House members, with the opening of Soho Mews House (September 2024) and impact of the House membership fee increases as noted above, offset by declines in our mature London Houses. In constant currency, Membership revenues in the United Kingdom segment increased by $3,804, or 12%.

The Europe/RoW segment saw an increase in Membership revenues of $2,470, or 21%, due to approximately 2,032, or 8% increase in Adult paying members driven by the opening of Soho Farmhouse Ibiza (June 2025) and growth in existing Houses, alongside the revenue impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/RoW segment increased by $2,197, or 18%.

All Other saw an increase in Membership revenues of $2,491, or 20%, predominantly driven by approximately 2,125, or 21% more CWH Adult Paying Members, partially offset by a decline of approximately 3,700 Non-House members in comparison to the third quarter of Fiscal 2024. In constant currency, All Other Membership revenues increased by $2,196, or 17%.

In constant currency, Membership revenues saw an increase of $14,002, or 13%.

In-House Revenues

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$126,088	$120,658	5%	3%
The Americas	45,040	46,646	(3)%	(3)%
United Kingdom	50,261	48,287	4%	2%
Europe/RoW	30,787	25,725	20%	17%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $126,088 for the 13 weeks ended September 28, 2025, an increase of $5,430 versus the comparative period in 2024. Revenue increase was driven by two new Houses that have opened since the beginning of the 13 weeks ended September 29, 2024

The Americas In-House revenues were $45,040 for the 13 weeks ended September 28, 2025, a decrease of $1,606 versus the 13 weeks ended September 29, 2024. The region was impacted by the wildfires in Los Angeles which took place at the start of Fiscal 2025 impacting In-House revenues in our LA properties, alongside reduced footfall into our Miami properties due to weather, offset by Miami Pool House being fully operational versus the comparative period.

In-House revenues in our United Kingdom segment saw an increase of $1,974 versus the 13 weeks ended September 29, 2024, supported by the opening of Soho Mews House (September 2024) and strong performance in our countryside properties. In constant currency, In-House Revenues in the United Kingdom segment saw an increase of $854, or 2%.

The Europe/RoW segment increased In-House revenues by $5,062 year-on-year, driven by the opening of Soho Farmhouse Ibiza (June 2025) alongside a strong event calendar in Asia versus the comparative period. In constant currency, In-House Revenues in the Europe/RoW segment saw an increase of $4,465 or 17%.

In constant currency, In-House Revenues saw an increase of $3,713, or 3%.

Other Revenues

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$121,960	$105,316	16%	14%
The Americas	17,520	15,933	10%	10%
United Kingdom	22,438	20,157	11%	9%
Europe/RoW	52,173	43,678	19%	17%
All Other	29,829	25,548	17%	14%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $121,960 for the 13 weeks ended September 28, 2025, compared to $105,316 for the 13 weeks ended September 29, 2024, an increase of $16,644, or 16%. The increase was predominantly driven by strong performance from our Scorpios business alongside Soho Home.

Other revenues in The Americas segment saw an increase of $1,587, or 10%, versus the 13 weeks ended September 29, 2024, driven by an increase in our stand-alone restaurants and the transition of the LINE DC operational structure from a management contract to a finance lease structure, under which we now recognize 100% of the property's revenue. This increase was offset by the absence of management fees from The LINE San Francisco, versus the comparative period, following termination of the management contract at the end of Fiscal 2024.

The United Kingdom segment saw an increase in Other revenues of $2,281, or 11%, versus the 13 weeks ended September 29, 2024 driven by year-over-year growth in our Partnership business alongside strong growth in our stand-alone restaurants. In constant currency, Other Revenues in the United Kingdom segment increased by $1,814, or 9%.

Other revenues in the Europe/RoW segment saw an increase of $8,495, or 19%, compared to the 13 weeks ended September 29, 2024 driven by growth across both Scorpios sites. In constant currency, Other Revenues in the Europe/RoW segment saw an increase of $7,482, or 17%.

Other revenues in All Other saw an increase of $4,281 or 17% period-over-period driven by growth in demand for Soho Home, offset by a reduction in revenue relating to our In-House design and build business. In constant currency, Other Revenues in All Other increased by $3,689, or 14%.

In constant currency, Other Revenues saw an increase of $14,572, or 14%.

In-House Operating Expenses and House-Level Contribution

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(172,211)	$(158,790)	8%	6%
Percentage of total House revenues	72%	72%
Operating income (loss)	$(6,004)	$37,884	n/m	n/m
Operating margin	(2)%	11%
House-Level Contribution	$67,428	$60,835	11%	10%
House-Level Contribution Margin	28%	28%	—
House-Level Contribution by segment:
The Americas	$31,428	$28,895	9%	9%
United Kingdom	23,620	22,243	6%	4%
Europe/RoW	5,661	4,713	20%	17%
All Other	6,719	4,984	35%	32%
House-Level Contribution Margin by segment:
The Americas	31%	30%
United Kingdom	27%	28%
Europe/RoW	13%	13%
All Other	94%	90%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $172,211 for the 13 weeks ended September 28, 2025, an increase of $13,421. The increase is a result of the two new Houses that opened since the beginning of the 13 weeks ended September 29, 2024 , alongside period-over-period wage and rent (including non-cash rent) increases partially offset by continued cost discipline and savings from the operational reorganization initiatives last year. In constant currency, In-House Operating Expenses increased by $9,739.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $67,428 for the 13 weeks ended September 28, 2025, compared to $60,835 for the 13 weeks ended September 29, 2024, an increase of $6,593. The increase in House-Level Contribution predominantly relates to increased Soho House membership and In-House revenues period-over-period, offset by higher In-House operating expenses.

House-Level Contribution Margin was 28% for the 13 weeks ended September 28, 2025, increased by 0% from the comparative period due to increased revenues, especially membership, offset by the drag of new Houses and inflation in In-House operating expenses.

Other Operating Expenses and Other Contribution

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(95,090)	$(86,679)	10%	7%
Percentage of total adjusted other revenue	73%	76%
Operating income (loss)	$(6,004)	$37,884	n/m	n/m
Operating margin	(2)%	11%
Other Contribution	$36,021	$27,064	33%	31%
Other Contribution Margin	27%	24%	3%
Other Contribution by segment:
The Americas	$3,372	$4,297	(22)%	(22)%
United Kingdom	8,540	7,760	10%	8%
Europe/RoW	19,943	15,934	25%	22%
All Other	4,166	(927)	n/m	n/m
Other Contribution Margin by segment:
The Americas	19%	26%
United Kingdom	37%	37%
Europe/RoW	38%	36%
All Other	11%	(3)%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $95,090 for the 13 weeks ended September 28, 2025, compared to $86,679 for the 13 weeks ended September 29, 2024, an increase of $8,411, or 10%. This increased spend is predominantly driven by higher costs in relation to increased trade volume in Soho Home, expenses related to Scorpios and a larger House Festival within the UK versus comparative period. In constant currency, Other Operating Expenses increased by $6,401, or 7%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $36,021 for the 13 weeks ended September 28, 2025, compared to $27,064 for the 13 weeks ended September 29, 2024, an increase of $8,957 driven by strong performance in Scorpios alongside increased partnership revenue offset by the removal of The LINE San Francisco management fees as mentioned above. Other Contribution Margin was 27% for the 13 weeks ended September 28, 2025, an increase of 3% compared to the 13 weeks ended September 29, 2024.

General and Administrative Expenses

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	$48,209	$39,672	22%	19%
Percentage of total revenues	13%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $48,209 for the 13 weeks ended September 28, 2025, compared with $39,672 for the 13 weeks ended September 29, 2024, an increase of $8,537, or 22%. The increase was driven by costs relating to finance, the global expansion of partnership arrangements and the two new Houses that opened since the beginning of the 13 weeks ended September 28, 2024 offset by savings from the operational reorganization initiatives including streamlining of operations and support teams since the comparative period.

In constant currency, General and Administrative Expenses increased by $7,617, or 19%.

Pre-opening Expenses

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$3,484	$2,561	36%	33%
Percentage of total revenues	1%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $3,484 for the 13 weeks ended September 28, 2025 compared to $2,561 in the 13 weeks ended September 29, 2024. The increase was driven by timing of the development pipeline, with investment in Soho Farmhouse Ibiza and Barcelona Pool House in the third quarter of Fiscal 2025 versus Soho Mews House in the third quarter of Fiscal 2024. In constant currency pre-opening expenses increased by 33%.

Depreciation and Amortization

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$26,649	$26,017	2%	n/m
Percentage of total revenues	7%	8%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $26,649 for the 13 weeks ended September 28, 2025, an increase of $632, or 2%, from the 13 weeks ended September 29, 2024. The period-over-period increase is primarily driven by depreciation costs relating to our newer Houses Soho Farmhouse Ibiza (June 2025) and Soho Mews House (September 2024). In constant currency, depreciation and amortization expenses increased by $29, or n/m.

Share-based Compensation, Foreign Exchange (Gain) Loss, Loss on Impairment of Long-Lived Assets, Business Interruption Proceeds, net and Other (net)

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$3,505	$3,513	(0)%	(2)%
Percentage of total revenues	1%	1%
Foreign exchange (gain) loss, net	$14,048	$(39,591)	n/m	n/m
Percentage of total revenues	4%	12%
Loss on impairment of long-lived assets and intangible assets	$-	$14,068	n/m	n/m
Percentage of total revenues	0%	4%
Other, net	$13,558	$3,775	n/m	n/m
Percentage of total revenues	4%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense decreased by $8 to $3,505 for the 13 weeks ended September 28, 2025, due to the vesting of grants made under the Company's 2020 and 2021 equity and incentive plans in the 13 weeks ended September 29, 2024 and subsequent quarters, a decline in new grants issued since, and the related amortization impact.

Foreign exchange (gain) loss, net which is non-cash in nature, moved from a gain of $39,591 to a loss of $14,048 for the 13 weeks ended September 28, 2025, primarily driven by foreign exchange revaluation of our non-USD debt.

During the 13 weeks ended September 29, 2024, the Company recognized $14,068 of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $13 million is in respect of Soho Works North America.

Other, net increased by $9,783 to $13,558 for the 13 weeks ended September 28, 2025 with the Company incurring costs related to third party advisory expenses incurred by the Company and its Special Committee in the evaluation of certain strategic transactions and ERP costs in the third quarter of Fiscal

2025. In the 13 weeks ended September 29, 2024 the Company incurred severance costs as part of a reorganization program of our operations and support teams.

Interest Expense, Net

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$22,560	$20,658	9%	7%
Percentage of total revenues	6%	6%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Interest expense, net was $22,560 for the 13 weeks ended September 28, 2025, an increase of $1,902, or 9%, to the 13 weeks ended September 29, 2024. This increase is primarily driven by the higher principal amount on our Senior Secured Notes due to the compounding of this debt. In constant currency, net interest increased by $1,423, or 7%.

Adjusted EBITDA

	For the 13 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$53,774	$48,281	11%	9%
Percentage of total revenues	15%	14%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $53,774 for the 13 weeks ended September 28, 2025, in comparison to $48,281 for the 13 weeks ended September 29, 2024, an increase of $5,493. The increase is driven by higher membership revenues versus the comparative period, higher In-House and Other revenues. These were partially offset by an increase in Operating expenses, predominantly coming from new House openings. In constant currency, adjusted EBITDA increased by $4,374 or 9%

Comparison of the 39 weeks ended September 28, 2025 and September 29, 2024

The following table summarizes our results of operations for the 39 weeks ended September 28, 2025 and September 29, 2024 (in thousands, except percentages):

	For the 39 Weeks Ended
	September 28, 2025	September 29, 2024		September 29, 2024 Constant
	Actuals			Currency(1)
	(Dollar amounts in thousands)		Change %	(Dollar amounts in thousands)	Constant Currency Change %(1)
	(Unaudited)
Revenues
Membership revenues	$354,239	$308,690	15%	$313,736	13%
In-House revenues	371,011	358,213	4%	364,688	2%
Other revenues	258,168	231,356	12%	236,981	9%
Total revenues	983,418	898,259	9%	915,405	7%
Operating expenses
In-House operating expenses (exclusive of depreciation and amortization)	(506,701)	(474,240)	7%	(489,000)	4%
Other operating expenses (exclusive of depreciation and amortization)	(226,887)	(206,015)	10%	(212,427)	7%
General and administrative expenses	(124,926)	(112,770)	11%	(116,280)	7%
Pre-opening expenses	(8,710)	(13,958)	(38)%	(14,392)	(39)%
Depreciation and amortization	(74,052)	(76,642)	(3)%	(79,027)	(6)%
Share-based compensation	(8,021)	(15,150)	(47)%	(15,622)	(49)%
Foreign exchange gain (loss), net	54,878	28,937	90%	29,838	84%
Loss on impairment of long-lived assets and intangible assets	(2,102)	(18,778)	(89)%	(19,362)	(89)%
Business interruption proceeds, net	22,899	—	n/m	—	n/m
Other, net	(21,185)	(9,028)	n/m	(9,309)	n/m
Total operating expenses	(894,807)	(897,644)	(0)%	(925,581)	(3)%
Operating income (loss)	88,611	615	n/m	(10,176)	n/m
Other (expense) income
Interest expense, net	(65,601)	(61,846)	6%	(63,771)	3%
Gain (loss) on sale of property and other, net	82	(62)	n/m	(64)	n/m
Share of income of equity method investments	3,253	3,645	(11)%	3,758	(13)%
Total other expense, net	(62,266)	(58,263)	7%	(60,077)	4%
Income (loss) before income taxes	26,345	(57,648)	n/m	(70,253)	n/m
Income tax (expense) benefit	(11,714)	(13,697)	(14)%	(14,123)	(17)%
Net income (loss)	14,631	(71,345)	n/m	(84,376)	n/m
Net (income) loss attributable to Non-controlling interests	(286)	62	n/m	64	n/m
Net income (loss) attributable to Soho House & Co Inc.	$14,345	$(71,283)	n/m	$(84,312)	n/m

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Components of Operating Results

Revenues

Total Revenue

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Total revenues	$983,418	$898,259	9%	7%
The Americas	368,180	347,388	6%	6%
United Kingdom	298,557	274,262	9%	6%
Europe/RoW	186,707	164,429	14%	10%
All Other	129,974	112,180	16%	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership Revenues

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	Unaudited
Membership revenues	$354,239	$308,690	15%	13%
The Americas	167,166	146,573	14%	14%
United Kingdom	103,856	90,843	14%	11%
Europe/RoW	39,433	34,110	16%	12%
All Other	43,784	37,164	18%	14%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Membership revenues saw an increase of 15% to $354,239 for the 39 weeks ended September 28, 2025 predominantly driven by an increase in Adult Paying Members of approximately 3%, or 4,300, who joined after the end of 39 weeks ended September 29, 2024. Additionally, all Soho House Adult paying fees were increased at the start of Fiscal 2024, impacting members on their renewal date throughout Fiscal 2024.

All Soho House Adult paying fees increased in January 2025, with a high single-digit percentage price rise for existing members and a low double-digit percentage increase in price for new members. This increase will impact new members on the date they join and existing members on their renewal date.

There was also an increase in Non-House Membership revenues of $1,972. This was driven by Soho Works as a result of increased membership fees in Fiscal 2024, partially offset by a reduction in the number of Soho Friends members in comparison to the 39 weeks ended September 29, 2024.

The Americas segment saw an increase in membership revenues of $20,593, or 14%, due to approximately 88, or 0% increase in Adult Paying Soho House members year-on-year, driven by the opening of Soho House Sao Paulo (June 2024), Soho House Portland (March 2024) offset by reductions in our mature Houses in NY and LA. The impact of the membership fee increases noted above also contributed to the increase in Membership revenues. In constant currency, Membership revenues in the Americas segment saw an increase of $20,593, or 14%.

Our United Kingdom segment saw an increase in Membership revenues of $13,013, or 14%, due to approximately 9, or 0% increase in Adult Paying Soho House members, with the opening of Soho Mews House (September 2024) and the impact of the House membership fee increases as noted above, offset by a decline in membership at our mature London Houses. In constant currency, Membership revenues in the United Kingdom segment saw an increase of $10,186, or 11%.

The Europe/RoW segment saw an increase in Membership revenues of $5,323, or 16%, due to approximately 2,032, or 8% increase in Adult paying members driven by the opening of Soho Farmhouse Ibiza (June 2025) and growth in existing Houses, alongside the revenue impact of the House membership fee increases as noted above. In constant currency, Membership revenues in the Europe/RoW segment saw an increase of $4,261, or 12%.

All Other saw an increase in Membership revenues of $6,620, or 18%, predominantly driven by approximately 2,125, or 21% more CWH Adult Paying Members, partially offset by a decline of approximately 3,700 Non-House members in comparison to the third quarter of Fiscal 2024. In constant currency, All Other Membership revenues in constant currency saw an increase of $5,463, or 14%.

In constant currency, Membership revenues saw an increase of $40,503, or 13%.

In-House Revenues

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House revenues	$371,011	$358,213	4%	2%
The Americas	149,581	150,173	(0)%	(0)%
United Kingdom	143,884	136,649	5%	2%
Europe/RoW	77,546	71,391	9%	5%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House revenues were $371,011 for the 39 weeks ended September 28, 2025, an increase of $12,798 versus the comparative period in 2024. Revenues were supported by four new Houses that have opened since the beginning of the 39 weeks ended September 29, 2024. In addition, the first quarter of Fiscal 2025 benefited from New Year's Eve events versus the comparative period due to timing of the fiscal year-end.

The Americas In-House revenues were $149,581 for the 39 weeks ended September 28, 2025, a decrease of $592 versus the 39 weeks ended September 29, 2024. The region benefited from Miami Pool House which was fully operational versus the comparative period, alongside the opening of Soho House Portland (March 2024) and Soho House Sao Paulo (June 2024) however, the wildfires in Los Angeles at the start of Fiscal 2025 have significantly impacted In-House revenues as our LA properties were closed or partially closed for a number of days and subsequent trade was weaker.

In-House revenues in our United Kingdom segment saw an increase of $7,235 versus the 39 weeks ended September 29, 2024, supported by the opening of Soho Mews House (September 2024) and strong performance in our Countryside properties. In constant currency, In-House Revenues in the United Kingdom segment saw an increase of $2,982, or 2%.

The Europe/RoW segment saw an increase In-House revenues by $6,155 year-on-year supported by the opening of Soho Farmhouse Ibiza (June 2025). In constant currency, In-House Revenues in the Europe/RoW segment saw an increase of $3,933 or 5%.

In constant currency, In-House Revenues increased by $6,323, or 2%.

Other Revenues

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other revenues	$258,168	$231,356	12%	9%
The Americas	51,434	50,642	2%	2%
United Kingdom	50,817	46,770	9%	5%
Europe/RoW	69,727	58,928	18%	15%
All Other	86,190	75,016	15%	11%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other revenues were $258,168 for the 39 weeks ended September 28, 2025, compared to $231,356 for the 39 weeks ended September 29, 2024, an increase of $26,812 or 12%.The increase was predominantly driven by strong growth in Soho Home and Scorpios.

Other revenues in The Americas segment saw an increase of $792, or 2% versus the 39 weeks ended September 29, 2024 due to the transition of the LINE DC operational structure from a management contract to a finance lease structure, under which we now recognize 100% of the property's revenue. This increase was offset by the absence of management fees from The LINE San Francisco following the termination of the management contract at the end of Fiscal 2024.

The United Kingdom segment saw an increase in Other revenues of $4,047, or 9% versus the 39 weeks ended September 29, 2024 driven by year-over-year growth in partnership revenue. In constant currency, Other Revenues in the United Kingdom segment saw an increase of $2,591, or 5%.

Other revenues in the Europe/RoW segment saw an increase of $10,799 or 18% compared to the 39 weeks ended September 29, 2024 driven by a strong season for Scorpios sites versus comparable period in 2024. In constant currency, Other Revenues in the Europe/RoW segment saw a an increase of $8,965, or 15%.

Other revenues in All Other saw an increase of $11,174 or 15% period-over-period driven by growth in Soho Home. In constant currency, Other Revenues in All Other saw an increase of $8,839, or 11%.

In constant currency, Other Revenues saw an increase of $21,187, or 9%.

In-House Operating Expenses and House-Level Contribution

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
In-House operating expenses	$(506,701)	$(474,240)	7%	4%
Percentage of total House revenues	73%	74%
Operating income (loss)	$88,611	$615	n/m	n/m
Operating margin	9%	0%
House-Level Contribution	$191,631	$167,717	14%	13%
House-Level Contribution Margin	27%	26%	1%
House-Level Contribution by segment:
The Americas	$99,659	$88,804	12%	12%
United Kingdom	64,807	60,203	8%	4%
Europe/RoW	10,364	5,378	93%	87%
All Other	16,801	13,332	26%	22%
House-Level Contribution Margin by segment:
The Americas	32%	30%
United Kingdom	26%	27%
Europe/RoW	9%	5%
All Other	84%	85%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

In-House Operating Expenses were $506,701 for the 39 weeks ended September 28, 2025, an increase of $32,461 or 7%. The increase is a result of the four new Houses opened since the beginning of the 39 weeks ended September 29, 2024 , alongside period-over-period wage and rent (including non-cash rent) increases partially offset by continued cost discipline and savings from the operational reorganization initiatives last year. In constant currency, In-House Operating Expenses saw an increase of $17,701 or 4%.

House-Level Contribution, which is defined as House Revenues less In-House Operating Expenses, was $191,631 for the 39 weeks ended September 28, 2025, compared to $167,717 for the 39 weeks ended September 29, 2024, an increase of $23,914. The increase in House-Level Contribution predominantly relates to increased Soho House membership and In-House revenues period-over-period, offset by higher In-House operating expenses.

House-Level Contribution Margin was 27% for the 39 weeks ended September 28, 2025, increased by 1% from the comparative period due to increased revenues, especially membership, being offset by inflation in In-House operating expenses.

Other Operating Expenses and Other Contribution

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actuals	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Other operating expenses	$(226,887)	$(206,015)	10%	7%
Percentage of total adjusted other revenue	80%	80%
Operating income (loss)	$88,611	$615	n/m	n/m
Operating margin	9%	0%
Other Contribution	$58,199	$50,287	16%	13%
Other Contribution Margin	20%	20%	—	20%
Other Contribution by segment:
The Americas	$10,254	$12,738	(20)%	(20)%
United Kingdom	20,350	17,813	14%	11%
Europe/RoW	19,342	17,164	13%	9%
All Other	8,253	2,572	n/m	n/m
Other Contribution Margin by segment:
The Americas	20%	25%
United Kingdom	39%	37%
Europe/RoW	28%	29%
All Other	8%	3%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Other Operating Expenses were $226,887 for the 39 weeks ended September 28, 2025, compared to $206,015 for the 39 weeks ended September 29, 2024, an increase of $20,872, or 10%. This increased spend is predominantly driven by higher costs in relation to increased trade volume in Soho Home as well as expenses related to Scorpios Bodrum which opened during the 39 weeks ended September 29, 2024 and growth in Mykonos. In constant currency, Other Operating Expenses saw an increase of $14,460, or 7%.

Other Contribution, which we define as Other Revenues plus Non-House Membership Revenues less Other Operating Expenses, was $58,199 for the 39 weeks ended September 28, 2025, compared to $50,287 for the 39 weeks ended September 29, 2024, an increase of $7,912 driven by increased Soho Home volumes and margin alongside a strong season for Scorpios. Other Contribution Margin was 20% for the 39 weeks ended September 28, 2025, an increase of 0% compared to the 39 weeks ended September 29, 2024.

General and Administrative Expenses

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
General and Administrative Expenses	$124,926	$112,770	11%	7%
Percentage of total revenues	13%	13%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

General and Administrative Expenses were $124,926 for the 39 weeks ended September 28, 2025, compared with $112,770 for the 39 weeks ended September 29, 2024, an increase of $12,156, or 11%. The increase was driven by the global expansion of partnership arrangements alongside costs related to the four new Houses that opened since the beginning of the 39 weeks ended September 29, 2024, offset by savings from the operational reorganization initiatives including streamlining of operations and support teams since the comparative period.

In constant currency, General and Administrative Expenses saw an increase of $8,646, or 7%.

Pre-opening Expenses

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Pre-opening expenses	$8,710	$13,958	(38)%	(39)%
Percentage of total revenues	1%	2%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Pre-opening expenses were $8,710 for the 39 weeks ended September 28, 2025 compared to $13,958 in the 39 weeks ended September 29, 2024. The decrease was driven by the timing and location of the development pipeline, with one new House opening (Soho Farmhouse Ibiza) in 39 weeks ended September 28, 2025 versus the opening of Soho House Portland, Scorpios Bodrum, Soho House São Paulo and Soho Mews House, all of which incurred expenses during the 39 weeks ended September 29, 2024. In constant currency pre-opening expenses saw a decrease of $5,682, or 39%.

Depreciation and Amortization

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Depreciation and amortization	$74,052	$76,642	(3)%	(6)%
Percentage of total revenues	8%	9%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Depreciation and amortization were $74,052 for the 39 weeks ended September 28, 2025, a decrease of $2,590, or 3%, from the 39 weeks ended September 29, 2024. The decrease period-over-period was driven by the impairment in Soho Works sites in Fiscal 2024 and certain Houses in The Americas and UK where their assets are now largely depreciated. In constant currency, depreciation and amortization expenses saw a decrease of $4,975, or 6%.

Share-based Compensation, Foreign Exchange (Gain) Loss, Loss on Impairment of Long-Lived Assets and Intangible Assets, Business Interruption Proceeds, net and Other (net)

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Share-based compensation	$8,021	$15,150	(47)%	(49)%
Percentage of total revenues	1%	2%
Foreign exchange (gain) loss, net	$(54,878)	$(28,937)	90%	84%
Percentage of total revenues	6%	3%
Loss on impairment of long-lived assets and intangible assets	$2,102	$18,778	(89)%	(89)%
Percentage of total revenues	0%	2%
Business interruption proceeds, net	$(22,899)	$-	n/m	n/m
Percentage of total revenues	2%	0%
Other, net	$21,185	$9,028	n/m	n/m
Percentage of total revenues	2%	1%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Share-based compensation expense saw a decrease of $7,129 to $8,021 for the 39 weeks ended September 28, 2025, due to a the vesting of grants made under the Company's 2020 and 2021 equity and incentive plans in the 39 weeks ended September 29, 2024 and subsequent quarters, a decline in new grants issued which have reduced the charge to the income statement.

Foreign exchange (gain) loss, net which is unrealized and non-cash in nature, increased from a gain of $(28,937) to $(54,878) for the 39 weeks ended September 28, 2025, primarily driven by foreign exchange revaluation of our non-USD debt.

During the 39 weeks ended September 28, 2025, the Company recognized $2,102 of impairment losses on long-lived assets, comprised wholly of Operating lease assets in respect of legacy Chicken Shop restaurants that were no longer operational. In the 39 weeks ended September 29, 2024 the Company incurred costs relating to the impairment of intangible assets from the termination of two hotel management contracts of $4,710 plus impairment losses on long-lived assets of $14,068 (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $13 million is in respect of Soho Works North America.

Business interruption proceeds, net, consisted of $22,899 for the 39 weeks ended September 28, 2025. The proceeds relate to the impacts of general business interruption (including lost revenues and additional costs incurred) in the United Kingdom due to the COVID-19 pandemic.

Other, net saw an increase by $12,157 to $21,185 for the 39 weeks ended September 28, 2025 due to costs related to third party advisory expenses incurred by the Company and its Special Committee in the evaluation of certain strategic transactions, costs related to the strategic reorganization of the business and ERP costs. In the 39 weeks ended September 29, 2024 the Company incurred costs relating to professional fees associated with the Company's shareholder activism response, costs from the evaluation of strategic transactions, and costs incurred as part of a reorganization program of our operations and support teams.

Interest Expense, Net

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Interest expense, net	$65,601	$61,846	6%	3%
Percentage of total revenues	7%	7%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Interest expense, net was $65,601 for the 39 weeks ended September 28, 2025, an increase of $3,755, or 6%, to the 39 weeks ended September 29, 2024. This increase is primarily driven by the higher principal amount on our Senior Secured Notes due to the compounding of this debt. In constant currency, interest expense, net saw an increase of $1,830 or 3%.

Adjusted EBITDA

	For the 39 Weeks Ended		Percent Change
	September 28, 2025	September 29, 2024	Actual	Constant Currency(1)
	(Dollar amounts in thousands)
	(Unaudited)
Adjusted EBITDA	$146,866	$99,612	47%	43%
Percentage of total revenues	15%	11%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Adjusted EBITDA was $146,866 for the 39 weeks ended September 28, 2025, in comparison to $99,612 for the 39 weeks ended September 29, 2024, an increase of $47,254 or 47%. The increase is driven by higher membership revenues versus the comparative period, higher In-House and Other revenues, alongside $22,899 of business interruption insurance proceeds, net of fees, related to the COVID-19 relief claim received in the first quarter of Fiscal 2025. There was partial offset from an increase in Operating expenses, predominantly coming from new House openings. In constant currency, adjusted EBITDA saw an increase of $44,154, or 43%.

Non-GAAP Financial Measures

For the 13 weeks ended September 28, 2025 and September 29, 2024

A reconciliation of Net Income (Loss) to Adjusted EBITDA is set forth below for the periods specified:

	For the 13 Weeks Ended		Percent Change
	September 28, 2025 Actuals	September 29, 2024 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$(17,010)	$718	n/m	n/m
Depreciation and amortization	26,649	26,017	2%	0%
Interest expense, net	22,560	20,658	9%	7%
Income tax expense (benefit)	(10,891)	18,026	n/m	n/m
EBITDA	21,308	65,419	(67)%	(68)%
(Gain) loss on sale of property and other, net	(26)	236	n/m	n/m
Share of income of equity method investments	(637)	(1,754)	(64)%	(65)%
Foreign exchange (gain) loss, net(2)	14,048	(39,591)	n/m	n/m
Share of equity method investments adjusted EBITDA	2,779	2,367	17%	15%
Share-based compensation expense(2)	3,505	3,513	(0)%	(2)%
Operational reorganization and severance expense(3)	1,711	4,023	(57)%	(58)%
Expenses related to ERP implementation(4)	4,276	—	n/m	n/m
Expenses related to the evaluation of certain strategic transactions(5)	6,810	—	n/m	n/m
Loss on impairment of long-lived assets and intangible assets(6)	—	14,068	n/m	n/m
Adjusted EBITDA	$53,774	$48,281	11%	9%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 13 weeks ended September 28, 2025 and September 29, 2024- Share-based Compensation, Foreign Exchange (Gain) Loss, Loss on Impairment of Long-Lived Assets, Business Interruption Proceeds, net and Other (net)” for information regarding the movements in foreign exchange and share-based compensation period-over-period.
(3)
Expenses incurred with respect to a strategic reorganization program of the Company's operations and support teams
(4)
During the 13 weeks ended September 28, 2025, the Company incurred certain expenses related to the planned ERP system implementation.
(5)
Primarily relating to third party advisory expenses incurred by the Company and its independent special committee in respect of the evaluation of certain strategic transactions.
(6)
Following the Company's impairment review, the Company recognized $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $13 million is in respect of Soho Works North America and less than $1 million relates to a UK restaurant site.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 13 Weeks Ended
	September 28, 2025	September 29, 2024	Change %	September 29, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$(6,004)	$37,884	n/m	$36,127	n/m
General and administrative	48,209	39,672	22%	40,592	19%
Pre-opening expenses	3,484	2,561	36%	2,620	33%
Depreciation and amortization	26,649	26,017	2%	26,620	0%
Share-based compensation	3,505	3,513	(0)%	3,594	(2)%
Foreign exchange (gain) loss, net	14,048	(39,591)	n/m	(40,509)	n/m
Loss on impairment of long-lived assets and intangible assets	—	14,068	n/m	14,394	n/m
Business interruption proceeds, net	—	—	n/m	—	n/m
Other, net	13,558	3,775	n/m	3,863	n/m
Non-House membership revenues	(9,151)	(8,427)	9%	(8,622)	6%
Other revenues	(121,960)	(105,316)	16%	(107,387)	14%
Other operating expenses	95,090	86,679	10%	88,689	7%
House-Level Contribution	$67,428	$60,835	11%	$59,981	12%
Operating income (loss) margin	(2)%	11%		11%
House-Level Contribution Margin	28%	28%		28%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	September 28, 2025	September 29, 2024	Change %	September 29, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$122,702	$107,394	14%	$108,700	13%
Less: Non-House membership revenues	(9,151)	(8,427)	9%	(8,622)	6%
House Membership revenues	113,551	98,967	15%	100,078	13%
Add: In-House revenues	126,088	120,658	5%	122,375	3%
Total House revenues	239,639	219,625	9%	222,453	8%
Less: In-House operating expenses	(172,211)	(158,790)	8%	(162,472)	6%
House-Level Contribution	$67,428	$60,835	11%	$59,981	12%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	September 28, 2025	September 29, 2024	Change %	September 29, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$(6,004)	$37,884	n/m	$36,127	n/m
General and administrative	48,209	39,672	22%	40,592	19%
Pre-opening expenses	3,484	2,561	36%	2,620	33%
Depreciation and amortization	26,649	26,017	2%	26,620	n/m
Share-based compensation	3,505	3,513	(0)%	3,594	(2)%
Foreign exchange (gain) loss, net	14,048	(39,591)	n/m	(40,509)	n/m
Loss on impairment of long-lived assets and intangible assets	—	14,068	n/m	14,394	n/m
Other, net	13,558	3,775	n/m	3,863	n/m
House membership revenues	(113,551)	(98,967)	15%	(100,078)	13%
In-House revenues	(126,088)	(120,658)	5%	(122,375)	3%
In-House operating expenses	172,211	158,790	8%	162,472	6%
Total Other Contribution	$36,021	$27,064	33%	$27,320	32%
Operating income (loss) margin	(2)%	11%		11%
Other Contribution Margin	27%	24%		24%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 13 Weeks Ended
	September 28, 2025	September 29, 2024	Change %	September 29, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Revenues	$121,960	$105,316	16%	$107,387	14%
Add: Non-House membership revenues	9,151	8,427	9%	8,622	6%
Adjusted Other Revenues	131,111	113,743	15%	116,009	13%
Less: other operating expenses	(95,090)	(86,679)	10%	(88,689)	7%
Other Contribution	$36,021	$27,064	33%	$27,320	32%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

For the 39 weeks ended September 28, 2025 and September 29, 2024

A reconciliation of Net Income (Loss) to Adjusted EBITDA is set forth below for the periods specified:

	For the 39 Weeks Ended		Percent Change
	September 28, 2025 Actuals	September 29, 2024 Actuals	Actuals	Constant Currency(1)
	(Unaudited, dollar amounts in thousands)
Net income (loss)	$14,631	$(71,345)	n/m	n/m
Depreciation and amortization	74,052	76,642	(3)%	(6)%
Interest expense, net	65,601	61,846	6%	3%
Income tax expense	11,714	13,697	(14)%	(17)%
EBITDA	165,998	80,840	n/m	99%
(Gain) loss on sale of property and other, net	(82)	62	n/m	n/m
Share of income of equity method investments	(3,253)	(3,645)	(11)%	(13)%
Foreign exchange (gain) loss, net(2)	(54,878)	(28,937)	90%	84%
Share of equity method investments adjusted EBITDA	7,930	6,918	15%	11%
Share-based compensation expense(2)	8,021	15,150	(47)%	(49)%
Operational reorganization and severance expense(3)	1,711	6,137	(72)%	(73)%
Expenses related to ERP implementation(4)	7,194	—	n/m	n/m
Expenses related to the evaluation of certain strategic transactions(5)	12,123	2,424	n/m	n/m
Loss on impairment of long-lived assets and intangible assets(6)	2,102	18,778	(89)%	(89)%
Expenses related to shareholder activism(7)	—	1,885	n/m	n/m
Adjusted EBITDA	$146,866	$99,612	47%	43%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.
(2)
See “Comparison of the 39 weeks ended September 28, 2025 and September 29, 2024- Share-based Compensation, Foreign Exchange (Gain) Loss, Loss on Impairment of Long-Lived Assets, Business Interruption Proceeds, net and Other (net)” for information regarding the movements in foreign exchange and share-based compensation period-over-period.
(3)
Expenses incurred with respect to a strategic reorganization program of the Company's operations and support teams.
(4)
During the 39 weeks ended September 28, 2025, the Company incurred certain expenses related to the planned ERP system implementation.
(5)
Primarily relating to third party advisory expenses incurred by the Company and its independent special committee in respect of the evaluation of certain strategic transactions.
(6)
During the 39 weeks ended September 28 2025 the Company recognized $2 million of impairment losses on long-lived assets (operating lease assets) which relates to the legacy Chicken Shop restaurant sites in the UK. During the 39 weeks ended Sept 29, 2024, the Company recognized impairment losses of $5 million on intangible assets related to the termination of two hotel management contracts alongside $14 million of impairment losses on long-lived assets (comprised of $11 million in respect of Operating lease assets and $3 million of Property and equipment, net), of which $13 million is in respect of Soho Works North America and less than $1 million relates to a UK restaurant site.
(7)
Primarily relating to professional service fees related to the Company's shareholder activism response incurred during the 39 weeks ended September 29, 2024.

The computation of House-Level Contribution and Other Contribution is set forth below:

	For the 39 Weeks Ended
	September 28, 2025	September 29, 2024	Change %	September 29, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$88,611	$615	n/m	$(10,176)	n/m
General and administrative	124,926	112,770	11%	116,280	7%
Pre-opening expenses	8,710	13,958	(38)%	14,392	(39)%
Depreciation and amortization	74,052	76,642	(3)%	79,027	(6)%
Share-based compensation	8,021	15,150	(47)%	15,622	(49)%
Foreign exchange (gain) loss, net	(54,878)	(28,937)	90%	(29,838)	84%
Loss on impairment of long-lived assets and intangible assets	2,102	18,778	(89)%	19,362	(89)%
Business interruption proceeds, net	(22,899)	—	n/m	—	n/m
Other, net	21,185	9,028	n/m	9,309	n/m
Non-House membership revenues	(26,918)	(24,946)	8%	(25,722)	5%
Other revenues	(258,168)	(231,356)	12%	(236,981)	9%
Other operating expenses	226,887	206,015	10%	212,427	7%
House-Level Contribution	$191,631	$167,717	14%	$163,702	17%
Operating income (loss) margin	9%	0%		0%
House-Level Contribution Margin	27%	26%		26%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	September 28, 2025	September 29, 2024	Change %	September 29, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Membership revenues	$354,239	$308,690	15%	$313,736	13%
Less: Non-House membership revenues	(26,918)	(24,946)	8%	(25,722)	5%
House Membership revenues	327,321	283,744	15%	288,014	14%
Add: In-House revenues	371,011	358,213	4%	364,688	2%
Total House revenues	698,332	641,957	9%	652,702	7%
Less: In-House operating expenses	(506,701)	(474,240)	7%	(489,000)	4%
House-Level Contribution	$191,631	$167,717	14%	$163,702	17%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	September 28, 2025	September 29, 2024	Change %	September 29, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Operating income (loss)	$88,611	$615	n/m	$(10,176)	n/m
General and administrative	124,926	112,770	11%	116,280	7%
Pre-opening expenses	8,710	13,958	(38)%	14,392	(39)%
Depreciation and amortization	74,052	76,642	(3)%	79,027	(6)%
Share-based compensation	8,021	15,150	(47)%	15,622	(49)%
Foreign exchange (gain) loss, net	(54,878)	(28,937)	90%	(29,838)	84%
Loss on impairment of long-lived assets and intangible assets	2,102	18,778	(89)%	19,362	(89)%
Business interruption proceeds, net	(22,899)	—	n/m	—	n/m
Other, net	21,185	9,028	n/m	9,309	n/m
House membership revenues	(327,321)	(283,744)	15%	(288,014)	14%
In-House revenues	(371,011)	(358,213)	4%	(364,688)	2%
In-House operating expenses	506,701	474,240	7%	489,000	4%
Total Other Contribution	$58,199	$50,287	16%	$50,276	16%
Operating income (loss) margin	9%	0%		0%
Other Contribution Margin	20%	20%		20%
(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

	For the 39 Weeks Ended
	September 28, 2025	September 29, 2024	Change %	September 29, 2024 Constant Currency(1)	Constant Currency Change %(1)
	Actuals
	(Unaudited, dollar amounts in thousands)
Other Revenues	$258,168	$231,356	12%	$236,981	9%
Non-House membership revenues	26,918	24,946	8%	25,722	5%
Adjusted Other Revenues	285,086	256,302	11%	262,703	9%
Less: other operating expenses	(226,887)	(206,015)	10%	(212,427)	7%
Other Contribution	$58,199	$50,287	16%	$50,276	16%

(1)
See “Non-GAAP Financial Measures” for an explanation of our constant currency results.

Liquidity and Capital Resources

Liquidity is the ability to generate sufficient cash flows to meet the cash requirements of our business operations. Our principal sources of liquidity are operating cash flows, holdings of cash and cash equivalents and availability under our Revolving Credit Facility. As of September 28, 2025, we maintained a cash and cash equivalents balance of $142 million and a restricted cash balance of $6 million.

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

On February 9, 2024, the Company’s board and a relevant sub-committee authorized and approved a new stock repurchase program for up to $50 million of the currently outstanding shares of the Company’s Class A common stock. During the 13 weeks and 39 weeks ended September 28, 2025, the Company did not repurchase any shares of its common stock. During the 13 weeks and 39 weeks ended September 29, 2024, the Company repurchased a total of 2,269,130 shares and 3,160,175 shares of Class A common stock for $13 million and $17 million, respectively, including commissions, under the new program. The repurchased shares are held as treasury shares by the Company.

We believe our existing cash and undrawn facilities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.

Cash Flows and Working Capital

The following table provides a summary of cash flow data for the periods presented:

	For the 39 Weeks Ended
	September 28, 2025	September 29, 2024
	(Unaudited, dollar amounts in thousands)
Net cash generated by (used in)
Net cash provided by (used in) operating activities	$98,757	$62,794
Net cash provided by (used in) investing activities	(101,859)	(57,375)
Net cash provided by (used in) financing activities	(11,143)	(21,503)
Effect of exchange rates on cash and cash equivalents	6,181	1,599
Net (decrease) increase in cash and cash equivalents	$(8,064)	$(14,485)

Net Cash Provided by Operating Activities

The primary cash inflows from operating activities include Membership Revenues, In-House Revenues and Other Revenues, such as the sale of retail products. The primary cash outflows from operating activities include general operating expenses and interest payments.

For the 39 weeks ended September 28, 2025, we had a $98,757 inflow of cash from operating activities, which includes net income of $14,631 inclusive of proceeds received of $22,899 for COVID business interruption insurance, depreciation and amortization of $74,052, and non-cash foreign exchange gain of $54,878, offset by a favorable net working capital change of $33,167.

For the 39 weeks ended September 29, 2024, we had a $62,794 inflow of cash from operating activities, which includes a net loss of $71,345, depreciation and amortization of $76,642 , and a favorable net working capital change of $34,549.

Net Cash Used in Investing Activities

The primary cash inflows from investing activities include the cash proceeds from the sale of assets. The primary cash outflows from investing activities include the purchase of property and equipment and intangibles.

For the 39 weeks ended September 28, 2025, we had a $101,859 outflow of cash from investing activities, primarily due to purchases of property and equipment of $75,343, purchases of intangible assets of $18,085, and $16,500 paid as our capital contributions for our ownership interest in the LINE LA Hotel Joint Venture, partially offset by $8,069 in property and casualty insurance proceeds received.

For the 39 weeks ended September 29, 2024, we had a $57,375 outflow of cash from investing activities, primarily due to purchases of property and equipment of $55,833 and purchases of intangible assets of $12,237, partially offset by a repayment from equity method investees of $10,695.

Net Cash Used in Financing Activities

The primary cash inflows from financing activities include proceeds from borrowings. The primary cash outflows from financing activities include principal payments on borrowings and purchase of treasury stock.

For the 39 weeks ended September 28, 2025, we had a $11,143 outflow of cash from financing activities, primarily due to the repayment of the outstanding balance of $5,416 on the Compagnie de Phalsbourg credit facility and distributions of $3,621 to non-controlling interests.

For the 39 weeks ended September 29, 2024, we had a $21,503 outflow of cash from financing activities, primarily due to purchases of treasury stock of $17,396 and distributions to noncontrolling interest of $3,697.

Cash Requirements from Contractual and Other Obligations

As of September 28, 2025, there have been no material changes outside the ordinary course of business to our contractual obligations from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, except for those listed below.

ERP Program Commitments

We entered into contracts with third parties relating to our previously-announced ERP implementation program. As of September 28, 2025, we have remaining contractual commitments of £13 million ($17 million), which are expected to be settled over the course of the remainder of 2025 and during 2026.

LINE LA Hotel Joint Venture Guarantees and Capital Contributions

With effect from June 4, 2025 we have an ownership interest in the LINE LA, as further described in Note 4, Equity Method Investments; Note 13, Commitments and Contingencies and Note 16, Related Party Transactions and Balances, of the condensed consolidated financial statements included herein. On June 4, 2025, CREP LA Hotel LLC, a wholly owned subsidiary of the LINE LA Hotel Joint Venture ("CREP LA"), entered into a loan agreement (“LINE LA Loan Agreement”) with a third party lender for $54 million which matures on January 31, 2027 with interest payable throughout the term. Our wholly owned subsidiary, US AcquireCo, Inc., and affiliates of CREP LA Hotel Holdings LLC (“Corten Guarantors") provided joint and several senior loan guarantees for the benefit of the lender for the term of the LINE LA Loan Agreement with respect to (i) CREP LA's payment of recourse obligations pursuant to the LINE LA Loan Agreement; ii) an indemnification against certain losses arising from non-compliance with environmental laws and similar events at the property, and iii) any failure by CREP LA to pay carry costs (including taxes, insurance premiums, operating expenses and debt service) as and when due. US AcquireCo, Inc. is required to comply with specified financial covenants under the LINE LA Loan Agreement at all times. Our wholly owned subsidiaries, US AcquireCo, Inc. and Soho House Limited, have entered into a reimbursement agreement with the Corten Guarantors to allocate liability under the senior loan guarantees, as well as liability arising under certain indemnification obligations under the LINE LA Hotel Joint Venture. Soho House Limited, shall become liable for amounts payable by US AcquireCo, Inc. under the reimbursement agreement if US AcquireCo, Inc. fails to fund such amounts within 20 days after written demand therefor.

Pursuant to the operating agreement for the LINE LA Hotel Joint Venture, our wholly owned subsidiary, SAGL HoldCo LLC, is contractually obligated to provide additional capital contributions to the extent the LINE LA Hotel Joint Venture experiences liquidity shortfalls. These capital contributions are capped at $37 million (inclusive of its initial capital contribution of $15 million), less six months of debt service on the LINE LA Loan Agreement. Additional funding of $2 million was provided during the 13 weeks ended September 28, 2025 which has increased the equity investment accordingly.

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

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $7 million lower and approximately $8 million higher, respectively, and Net Loss would have been approximately $1 million lower and approximately $1 million higher, respectively, for the 13 weeks ended September 28, 2025.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $2 million higher and approximately $2 million lower, respectively, and Net Loss would have been approximately less than $1 million lower and approximately less than $1 million higher, respectively, for the 13 weeks ended September 28, 2025.

If the USD had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $53 million lower and approximately $58 million higher, respectively, and Net Profit would have been approximately $3 million lower and approximately $3 million higher, respectively, for the 39 weeks ended September 28, 2025.

If the Euro had strengthened/weakened by 10% versus the GBP, revenue would have been approximately $14 million higher and approximately $13 million lower, respectively, and Net Profit would have been approximately $1 million higher and approximately less than $1 million lower, respectively, for the 39 weeks ended September 28, 2025.

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

Liquidity Risk

We seek to manage our financial risks to ensure that sufficient liquidity is available to meet our foreseeable needs. We believe we have significant flexibility to control our capital expenditure commitments in new House developments through different investment formats. As of September 28, 2025, we had $142 million in cash and cash equivalents on the balance sheet, $6 million of restricted cash and £75 million ($100 million) undrawn on the Revolving Credit Facility (subject to complying with our covenants) to meet our funding needs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management concluded that as of September 28, 2025 our disclosure controls and procedures were not effective at the reasonable assurance level, due to material weaknesses in our internal control over financial reporting, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Such historical adjustments described above were corrected and prior periods revised in our Annual Report on Form 10-K. Refer to Note 20, Revision of Prior Period Financial Statements, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 for additional information on the misstatements identified and quantification of the impact of correcting the misstatements. These prior period adjustments identified therein have been reflected in the comparative periods presented in this Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the 39 weeks ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Merger

Failure to complete the Merger would negatively impact the Company.

The Closing is subject to the satisfaction of certain conditions, including: (i) the adoption of the Merger Agreement by (1) the holders of shares of the Company’s common stock representing a majority of the voting power of the outstanding common stock entitled to vote thereon (the “Majority Approval”) and (2) the holders of shares of the Company’s common stock representing a majority of the votes cast by the Unaffiliated Stockholders (as defined below) (the “Unaffiliated Approval” and, together with the Majority Approval, the “Requisite Stockholder Approval”); (ii) the prior or substantially concurrent funding of the Debt Financing; and (iii) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the transactions contemplated by the Merger Agreement and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). The “Unaffiliated Stockholders” means the stockholders of the Company other than (1) any of the Buyer Parties, the Equity Investors or any Subscription Investors; (2) any of the Reinvestment Stockholders; (3) any members of the Board; (4) any person that the Company has determined to be an “officer” of the Company within the meaning of Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and (5) any affiliates or associates (as defined pursuant to Section 12b-2 of the Exchange Act) of any of the persons described in subclauses (1) through (5). Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if permitted by the Merger Agreement (or any other applicable transaction agreement) and applicable law). If the Merger is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from its members, potential members, vendors, business partners, employees, investors and other stakeholders.

Although we had anticipated that the Merger would be consummated in the fourth quarter of 2025, we cannot assure you that the conditions set forth in the Merger Agreement and related transaction agreements will be satisfied (or waived, if permitted by the Merger Agreement (or any other applicable transaction agreement) and applicable law) by that time or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied (or waived, if permitted by the Merger Agreement (or any other applicable transaction agreement) and applicable law). Specifically, due to the federal government shutdown, the SEC has not completed its review of the Proxy Statement and, as a result, the special meeting of stockholders to adopt the Merger Agreement, and the Closing, may be delayed beyond the current calendar year.

Additionally, the Company has incurred and will continue to incur substantial expenses relating to the negotiation and completion of the transactions contemplated by the Merger Agreement and certain other agreements related to the go-private transaction. If the Merger is not completed or is substantially delayed, the Company would be required to recognize these expenses without realizing the expected benefits of the Merger and may incur expenses related to its status as a public company for longer than anticipated.

Uncertainties associated with the Merger could adversely affect our business, results of operations, financial condition and stock price.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe for the Closing, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations financial condition and stock price, regardless of whether the Merger is completed. These risks include, but are not limited to: unanticipated difficulties or expenditures relating to the Merger; our obligation to pay the Termination Fee and reimburse certain expenses under certain circumstances if the Merger Agreement is terminated; the effect of the announcement or pendency of the Merger on our plans, business relationships, operating results and operations; uncertainties about the pendency of the Merger and the effect of the Merger on our relationships with members, potential members, vendors, business partners, employees, investors and other stakeholders; provisions in the Merger Agreement that limit our ability to pursue alternatives to the Merger, which might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that transaction; the fact that we and our non-employee directors and executive officers may be subject to lawsuits relating to the Merger; the outcome of any lawsuits, regulatory proceedings or enforcement matters that may be instituted against us or others relating to the Merger Agreement; the substantial transaction-related costs we will continue to incur in connection with the Merger, as well as the distraction of management personnel from day-to-day operations; the inability of the Unaffiliated Stockholders to participate in any further upside of our business if the Merger is completed; competitive responses to the Merger; risks regarding the failure to obtain the Equity Financing or the Debt Financing or to have a sufficient amount of cash on hand to complete the Merger (or the Company not being required to use such cash on hand to fund the Per Share Price pursuant to the terms of the Merger Agreement); risks regarding the ticking fee for the Debt Financing that may be payable, depending on when the Closing occurs; legislative, regulatory and economic developments affecting our business; general economic and market developments and conditions; unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, pandemics, outbreaks of war or hostilities, as well as our response to any of the aforementioned factors; the fact that the all-cash Per Share Price will generally be taxable to our stockholders that are treated as U.S. Holders; and the risk that the trading price of our Class A common stock may fluctuate during the pendency of the Merger and may decline significantly if the Merger is not completed.

These uncertainties could cause members, potential members, vendors, business partners, employees, investors and other stakeholders to seek to change existing relationships with (or investments in) us or fail to extend an existing relationship with (or investment in) us, all of which could have a material adverse effect on our business, results of operations, financial condition and stock price.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and may discourage other third parties from offering a favorable alternative transaction proposal.

The Merger Agreement contains provisions that make it more difficult for us to pursue alternatives to the Merger. Until the earlier to occur of the valid termination of the Merger Agreement and the effective time of the Merger, the Company and its subsidiaries are subject to customary “no-shop” restrictions on their ability to (1) solicit, initiate, propose or knowingly induce the making, submission or announcement of, or knowingly encourage, facilitate or assist, any proposal or inquiry that constitutes, or would reasonably be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement) (other than an Acquisition Proposal from the Buyer Parties or any of the Consortium Members (as defined in the Merger Agreement) on behalf of the Buyer Parties), (2) provide non-public information to third parties in connection with an Acquisition Proposal (other than to the Buyer Parties, the Consortium Members or any of their respective designees), (3) participate or engage in discussions or negotiations with third parties with respect to any inquiry or proposal that constitutes or would reasonably be expected to lead to, an Acquisition Proposal (other than an Acquisition Proposal from the Buyer Parties or any of the Consortium Members), (4) approve, endorse or recommend any proposal that constitutes, or would reasonably be expected to lead to, an Acquisition Proposal (other than an Acquisition Proposal from the Buyer Parties or any of the Consortium Members) or (5) enter into any Alternative Acquisition Agreement (as defined in the Merger Agreement).

These “no-shop” restrictions are subject to a customary “fiduciary out” provision that allows the Board (acting on the recommendation of the Board’s independent special committee (the “Special Committee”)) or the Special Committee, prior to obtaining the Requisite Stockholder Approval and under certain other specified circumstances, to furnish non-public information to, and engage in negotiations or substantive discussions with, any person making an Acquisition Proposal if the Board (acting on the recommendation of the Special Committee) or the Special Committee determines in good faith (after consultation with its outside legal counsel and financial advisor) that such Acquisition Proposal either constitutes a Superior Proposal (as defined in the Merger Agreement) or is reasonably likely to lead to a Superior Proposal.

These restrictions, including the added cost of the Termination Fee and the reimbursable expenses of other parties to the go-private transaction that may become payable by us in certain circumstances, might discourage a third party that has an interest in an alternative transaction.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay the Termination Fee and reimburse certain other expenses of the parties to the go-private transaction. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee to certain of the Equity Investors of $20.0 million in the aggregate (the “Termination Fee”) and would be required to reimburse certain other expenses of the parties to the go-private transaction. If the Merger Agreement is terminated, we may be required to use available cash that would have otherwise been available for general corporate purposes and other uses to make those payments. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect our stock price.

Lawsuits may be filed against us and the members of the Board arising out of the proposed Merger, which may delay or prevent the proposed Merger or otherwise adversely affect our business, results of operations and financial condition.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, the Board or others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, the Board or others could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business operations, and otherwise adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the 13-week period ended September 28, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the Company's 13 weeks ended September 28, 2025, none of the Company's directors or officers (as defined in Rule -1(f) under the Exchange Act) adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
2.1*+

Agreement and Plan of Merger, dated as of August 15, 2025, by and among EH Parent LLC, EH MergerSub Inc. and Soho House & Co Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2025)

10.1**	Transition and Separation Agreement of Thomas Allen
10.2**	Employment Agreement of Neil Thomson
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

* Previously filed.

** Filed herewith.

+ The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soho House & Co Inc.

Date: November 7, 2025	By:	/s/ Andrew Carnie
Andrew Carnie
Chief Executive Officer

Date: November 7, 2025	By:	/s/ Neil Thomson
Neil Thomson
Chief Financial Officer